Form 10-K
period 2016-10-31
COOPER COMPANIES INC
filed 2016-12-22
CIK 711404

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 30, 2016, there were 48,457,403 shares of the registrant's common stock held by non-affiliates with aggregate market value of $7.5 billion on April 30, 2016, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of November 30, 2016: 48,786,598
Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2017	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2016

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of 1934. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expecting timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by the United Kingdom’s election to withdraw from the European Union.

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

•
A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development or distribution facilities due to integration of acquisitions, natural disasters, or other causes.

•
A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development or distribution facilities due to technological problems, including any related to our information systems maintenance, enhancements or new system deployments, integrations or upgrades.

•	Changes in tax laws or their interpretation and changes in statutory tax rates.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•
New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect the health care industry, including the contact lens industry and the medical device industry.

•
Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of third party information, including product recalls, warning letters, and data security breaches.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision, prohibitive injunction or settlement related to product liability, patent infringement or other litigation.

•	Limitations on sales following product introductions due to poor market acceptance.

•	New competitors, product innovations or technologies.

•	Reduced sales, loss of customers and costs and expenses related to recalls.

•	Failure to receive, or delays in receiving, U.S. or foreign regulatory approvals for products.

•	Failure of our customers and end users to obtain adequate coverage and reimbursement from third party payors for our products and services.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill and idle manufacturing facilities and equipment.

•	The success of our research and development activities and other start-up projects.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in accounting principles or estimates.

•	Environmental risks.

•
Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2016, as such Risk Factors may be updated in quarterly filings.

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

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of single-use, two-week and monthly contact lenses, featuring advanced materials and optics. CooperVision's products are designed to solve vision challenges such as astigmatism, presbyopia, ocular dryness and eye fatigue; with a broad collection of spherical, toric and multifocal contact lenses. CooperVision's products are primarily manufactured at its facilities located in the United Kingdom, Puerto Rico, Hungary, Costa Rica, and New York. CooperVision distributes products out of its facilities in New York, the United Kingdom, Belgium and various smaller international distribution facilities.

CooperSurgical's business competes in the general health care market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility and genetic testing. CooperSurgical customers are health care professionals and institutions providing care to individuals within these areas including point of health care delivery in the hospital, clinician's office and fertility clinics. CooperSurgical's major manufacturing and distribution facilities are located in Connecticut, Texas, Denmark and various smaller international locations, with diagnostic facilities located in multiple locations including California, Florida, Illinois, Michigan, New Jersey, Oregon, Texas, and internationally in Canada and the United Kingdom.

CooperVision and CooperSurgical each operate in highly competitive environments. Competition in the medical device industry is dynamic and involves the search for technological and therapeutic innovations. Both of Cooper's businesses compete predominantly on the basis of product quality and differentiation, technological benefit, service and reliability.

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

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, often defined as modalities, with the primary modalities being single-use, two-week and monthly. Dailies are the fastest modality in the contact lens segment and comprised approximately 46% and 44% of the contact lens market in 2016 and 2015, respectively, representing a growth of approximately 10% based on recent market estimates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperVision offers spherical, aspherical, toric, multifocal and toric multifocal lens products in most modalities. We believe that in order to compete successfully in the numerous categories of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CooperVision believes that it is the only contact lens manufacturer to use three different manufacturing processes to produce its lenses: lathing, cast molding and FIPS™, a cost-effective combination of lathing and molding. We believe this manufacturing flexibility allows CooperVision to compete in its markets by:

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

Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this product material represents about 79% of the monthly and two week modalities and 23% of the single use modality of the contact lens market. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. We believe our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving success in our business. Silicone hydrogel lenses now represent a significant portion of CooperVision's contact lens sales and our Biofinity® brand is CooperVision's leading product line. Under the Biofinity® brand, CooperVision markets monthly silicone hydrogel spherical, toric and multifocal lens products.
CooperVision markets single-use silicone hydrogel spherical, toric and multifocal lenses under our clariti® 1day brand and single-use silicone hydrogel spherical and toric lenses under MyDay®. Our clariti 1day brand provides the only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses. We also compete effectively in the traditional hydrogel single-use product segment with several lenses including our Proclear® 1 Day lenses. We believe the global market for single-use contact lenses will continue to grow and that our competitive silicone hydrogel and traditional hydrogel product offerings represent an opportunity for our business.

CooperVision's Proclear line of spherical, toric and multifocal lenses are manufactured with omafilcon, a material that incorporates Phosphorylcholine (PC) Technology™ that helps enhance tissue-device compatibility. Proclear lenses are the only lenses with FDA clearance for the claim "… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear", which is important as mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens use.

In addition to its PC Technology™ and silicone hydrogel product offerings, CooperVision competes in the contact lens market with other traditional hydrogel products.

Contact Lens Product Sales

Spheres: Net sales of CooperVision's spherical lenses represented 55 percent of CooperVision's net sales in fiscal 2016 including net sales of single-use spherical lens that represented 26 percent of net sales in the fiscal year. Non single-use spherical lens represented 29 percent of net sales in fiscal 2016.

Toric: Net sales of CooperVision's toric lenses represented 30 percent of CooperVision's net sales in fiscal 2016.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Multifocal: Net sales of multifocal lenses represented 11 percent of net sales in the fiscal year.

Silicone Hydrogel: CooperVision's silicone hydrogel spherical, toric and multifocal lens products, including Biofinity, clariti, Avaira and MyDay products, represented 60 percent of CooperVision's net sales in fiscal 2016.

Proclear: Net sales of CooperVision's PC Technology spherical, toric and multifocal products, including Proclear 1 Day sphere and multifocal products, represented 19 percent of CooperVision's net sales in fiscal 2016.

CooperVision Competition

The contact lens market is highly competitive. CooperVision's three largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., Alcon (formerly CIBA Vision Corporation) owned by Novartis AG, and Bausch & Lomb Incorporated owned by Valeant Pharmaceuticals International, Inc.

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

Over the past decade, competition has continued to shift its focus. As an example, the contact lens industry has experienced a global shift toward silicone hydrogel lenses that now represent approximately 79% of the monthly and two week modalities and 23% of the single use modality of the contact lens market. CooperVision competes in the silicone hydrogel segment of the market with its following products: Biofinity monthly spherical, toric and multifocal lenses; Avaira® and Avaira VitalityTM two-week spherical and toric lenses; clariti 1day brand of single-use sphere, toric and multifocal lenses; and MyDay single-use spherical and toric lenses. The clariti 1day and MyDay brands of single-use contact lenses provide CooperVision with the broadest product portfolio in the single-use silicone hydrogel market.

In the toric lens market, a similar shift toward silicone hydrogel lenses has occurred, but we believe that lens manufacturers also continue to compete to provide the highest possible level of visual acuity and patient satisfaction by offering a wide range of lens parameters, superior wearing comfort and a high level of customer service, both for patients and contact lens practitioners. CooperVision competes based on the fact that its three manufacturing processes allow CooperVision to produce a broad range of toric lens parameters, which we believe provides wide choices for patient and practitioner and a high level of visual acuity. We also compete based on our customer and professional services.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COOPERSURGICAL

CooperSurgical offers a broad array of products and services focused on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility and diagnostics. The Company offers quality products, innovative technologies and superior services to clinicians and patients worldwide. CooperSurgical collaborates with clinicians to identify products and new technologies from disposable products to diagnostic tests to sophisticated instruments and equipment, to bring new products to market. The result is a broad portfolio of products and services that are intended to aid in the delivery of improved clinical outcomes that health care professionals use routinely in the diagnosis and treatment of a wide spectrum of family and women's health and reproductive issues.

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

We have continued to invest in CooperSurgical's business through the acquisition of companies and product lines for new or complementary products and services for the IVF process. Subsequent to our year end, in November 2016, we acquired Wallace, the IVF segment of Smiths Medical International, Ltd. In our fiscal third quarter of 2016, we acquired the commercial assets of Recombine Inc., a clinical genetic testing company specializing in carrier screening; Kivex Biotec A/S (K-Systems), a manufacturer and distributor of equipment for IVF clinics, and Reprogenetics UK, a genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process. In our fiscal second quarter of 2016, CooperSurgical acquired Genesis Genetics, Inc., a genetics laboratory specializing in PGS and PGD used during the IVF process, and The Pipette Company, a manufacturer and distributor of micro pipettes for the Assisted Reproductive Technology (ART) market. In our first quarter of fiscal 2016, CooperSurgical acquired Research Instruments Limited, a manufacturer and supplier of IVF medical devices and systems. Finally, in our fiscal fourth quarter of 2015, CooperSurgical acquired Reprogenetics, a genetics laboratory in the US specializing in service offerings of PGS and PGD used during the IVF process. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of women’s health, fertility and diagnostics.

Market for Women's and Family Reproductive Health Care

CooperSurgical participates in the market for women's health care with its diversified product lines in three major categories based on the point of health care delivery: primarily hospitals and surgical centers, obstetricians' and gynecologists' (ob/gyns) medical offices and fertility clinics.

CooperSurgical expects patient visits to ob/gyns in the United States to increase over the next decade. Office visit activity related to menopause, including abnormal bleeding, incontinence and osteoporosis, are expected to increase slightly over the next decade. Driving the growth is a steady number of reproductive age women with increasing fertility issues, a large and stable middle-aged population and a growing population of women over the age of 65 according to United States Census estimates. CooperSurgical expects growth in fertility treatments as more women choose to delay childbearing to the mid-thirties and beyond.

Another trend in the market for women's health care includes the migration of ob/gyn clinicians away from private practice ownership and toward aligning with group practices or employment with hospitals and health care systems. This trend includes the increasing influence of supply chain controls, such as value analysis

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

committees, on product evaluation and procurement. CooperSurgical believes that the market factors that are driving this trend will continue in the near term. We believe our broad product portfolio can be a benefit in this changing environment as health systems look to standardize and consolidate vendors.

The response in the United States market to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (Affordable Care Act or ACA) includes the development of new models of health care delivery. One goal of these new models is to deliver more cost-effective health care including a trend to move treatment out of hospitals and surgery centers and into the office setting without compromising care. We expect this trend to continue.

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

•	Sterilization is a frequently performed procedure.

•	Hysterectomy is one of the most commonly performed surgical procedures.

•	Hysteroscopy is commonly used in the evaluation of abnormal uterine bleeding.

•	The trend to move hospital-based procedures to an office or clinical setting is continuing as a method to reduce cost to the health care system without compromising clinical outcomes.

•	Increased awareness of improved IVF outcomes with preimplantation genetic screening will continue.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Women's and Family Reproductive Health Care Product Sales

Net sales of CooperSurgical products used in office and surgical procedures represented 55% of CooperSurgical's net sales in fiscal 2016. Net sales of fertility products and services represented 45% of CooperSurgical's net sales in fiscal 2016.

CooperSurgical Competition

CooperSurgical focuses on selected segments of the family and women's health care market, supplying diagnostic products, services, and surgical instruments and accessories. In some instances, CooperSurgical offers all of the items needed for a complete procedure. CooperSurgical believes that opportunities exist for continued market consolidation of smaller technology-driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper.

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

CooperSurgical is seeking to expand our presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson's Ethicon Endo-Surgery, Boston Scientific, Olympus and Medtronic. These competitors have well-established positions within the operating room environment. CooperSurgical intends to leverage our relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate our expansion within the surgical segment of the market.

CooperSurgical also competes in the fertility category of the women's health care market. We have broad product offerings for fertility evaluations and IVF procedures by ob/gyns, reproductive endocrinologists and embryologists. These include products for use by the ob/gyns in their offices for initial evaluations with office based hysteroscopy and first line treatments such as intrauterine insemination. In fertility clinics, our products include media, micro tools and lab equipment; and to improve IVF outcomes we offer testing services intended to increase implantation rates and decrease miscarriages.

CooperSurgical intends to leverage our relationship with fertility clinics to expand our presence in the fertility market against competitors in the media and microtools categories that include Vitrolife, Cook, Irvine Scientific and Life Global and competitors in fertility and familial reproductive genetic testing that include Natera, Good Start Genetics, Counsyl and Igenomix.

RESEARCH AND DEVELOPMENT

Cooper employs approximately 216 people in our research and development and manufacturing engineering departments. CooperVision product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs along with improving formulations and manufacturing processes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperSurgical conducts research and development in-house and also has consulting agreements with external specialists. CooperSurgical's research and development activities include the design and improvement of surgical procedure devices, the advancement and expansion of CooperSurgical's portfolio of assisted reproductive technology products, genetic screening and testing, as well as products within the general obstetrics and gynecology offerings.

Cooper-sponsored research and development expenditures during fiscal 2016, 2015 and 2014, were $65.4 million, $69.6 million and $66.3 million, respectively. As a percentage of sales, research and development expenditures during fiscal 2016, 2015 and 2014, were 3%, 4% and 4% respectively. During fiscal 2016, CooperVision represented 72% and CooperSurgical represented 28% of the total research and development expenses, compared to 79% and 21% in fiscal 2015 for CooperVision and CooperSurgical respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Clinical Trials

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that the potential benefits of testing the device in humans and the importance of the knowledge to be gained outweighs the risks to human subjects from the proposed investigation that the testing protocol is scientifically sound and there is reason to believe that the device as proposed for use will be effective. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by both the FDA and the appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. All of Cooper's currently marketed products have been cleared by all appropriate regulatory agencies, and Cooper has no product currently being marketed under an IDE.

Continuing FDA and Other Government Agency Regulation

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, or other federal and state government agencies which may include, but may not be limited to, any of the following sanctions or consequences: warning letters or untitled letters; fines, injunctions and civil penalties; recall, seizure or import holds of our products; operating restrictions, suspension or shutdown of production; refusing to issue certificates to foreign governments needed to export products for sale in other countries; refusing our request for 510(k) clearance or premarket approval of new or modified products; withdrawing 510(k) clearance or premarket approvals that are already granted; and criminal prosecution.

Laboratory Developed Tests

Our genetic testing laboratory services are not currently regulated by the FDA, or foreign ministries of health. Although the FDA has statutory authority to regulate in vitro diagnostic products (IVDs) used for clinical purposes as medical devices, and to assure that such products are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and regulations with respect to laboratory developed tests (LDTs), which are a subset of IVDs that are intended for clinical use and designed, manufactured and used within a single laboratory. We believe our genetic laboratory tests fall within the definition of an LDT. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions. Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Other Health Care Regulation

We may be subject to various federal, state and foreign laws pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws, physician payment transparency laws, and laws pertaining to health information privacy and security. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly if the physicians or other providers or entities with whom we do business are found to be noncompliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial conditions and results of operations. While we believe that our operations are in material compliance with such laws, as applicable to us, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.

In addition, the federal government, as part of the ACA, as well as certain state governments have enacted laws aimed at increasing transparency in relationships between medical device companies and health care professionals. We are now required by the federal Physician Payments Sunshine Act and similar state and foreign laws to report annually many types of payments made and items of value provided to licensed health care professionals. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and tracking and/or require the reporting of gifts, compensation and other remuneration to physicians. In addition, certain foreign jurisdictions have adopted, or are currently acting to implement, similar laws. Failure to adhere to our policies, comply with required laws or implement adequate policies and practices to address changes to legal and regulatory requirements could result in sanctions such as fines, injunctions and civil penalties.

The impact to our businesses of the ACA provisions related to coverage expansion, payment reforms and delivery system changes remains uncertain. The ACA imposes a 2.3 percent excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. CooperVision's products are not subject to this tax because contact lenses are excluded from the tax. However, United States sales of CooperSurgical's products are subject to this tax which is recorded in selling, general and administrative expense on our Statement of Income. On December 18, 2015, President Obama signed the Consolidated Appropriations Act of 2016 which imposed a two year moratorium of the device excise tax for device sales in calendar years 2016 and 2017. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2018.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

MARKETING AND DISTRIBUTION

CooperVision markets our products through our own field sales representatives, who call on optometrists, ophthalmologists, opticians, optical chains and distributors. CooperVision also sells to distributors and to mass merchandisers who offer eye care services. To support the sale and use of CooperVision products, CooperVision engages in various activities and offers a variety of services. These include clinical training, digital marketing for the customer, e-commerce, telemarketing, social media, and journal advertisements. CooperVision recently launched tools that allow their customers to offer their patients monthly purchase and delivery subscriptions. In certain smaller countries, CooperVision often uses distributors and leverages our distributors' sales and marketing resources to attract major customers to CooperVision.

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

PATENTS, TRADEMARKS AND LICENSING AGREEMENTS

Cooper owns or licenses a variety of domestic and foreign patents, which, in total, are material to our overall business. The names of certain Cooper's products are protected by trademark registrations in the United States Patent and Trademark Office and, in some cases, also in foreign trademark offices. Applications are pending for additional trademark and patent registrations. Cooper intends to protect our intellectual property rights aggressively.

No individual patent or license is material to the Company or either of our principal business units other than our license agreement effective as of November 19, 2007, between CooperVision and CIBA Vision AG and CIBA Vision Corporation, now part of the Novartis group of companies. This license relates to patents covering CooperVision's silicone hydrogel contact lens products. Our royalty obligations under this license agreement extend until the expiration of the applicable patent rights, which we believe occurred in September 2014 in the United States, and occurred for the most part in March 2016 outside of the United States.

In addition to trademarks and patent licenses, we own certain trade secrets, copyrights, know-how and other intellectual property.

DEPENDENCE ON CUSTOMERS
One customer, a CooperVision contact lens distributor, accounted for approximately 11% of our consolidated net revenue in the fiscal year ended October 31, 2016 and was approximately 10% in the fiscal year ended October 31, 2014. No customers accounted for 10% or more of our consolidated net revenue in the fiscal year ended October 31, 2015. See Note 13. Business Segment Information, in Notes to Consolidated Financial Statements.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in "Business Segment Information" of our notes to consolidated financial statements and "Risk Factors" as part of this Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

EMPLOYEES

On October 31, 2016, Cooper had approximately 10,600 employees. We believe that relations with our employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2016 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2016, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Risks Relating to Our Business

We operate in the highly competitive health care industry and there can be no assurance that we will be able to compete successfully.

Each of our businesses operates within a highly competitive environment. In our soft contact lens business, CooperVision faces intense competition from competitors' products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our major competitors in the contact lens business, Johnson & Johnson Vision Care, Inc., Alcon (owned by Novartis AG) and Bausch & Lomb, Inc. (owned by Valeant Pharmaceuticals International, Inc.), have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and/or larger manufacturing volumes than CooperVision. They offer competitive products and differentiated materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. The market for contact lenses is intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully, on a timely basis in the Americas, EMEA and Asia Pacific, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

In the women's health care market, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians and hospitals. CooperSurgical competes with a number of manufacturers in each of its niche areas, some of which have substantially greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

Acquisitions that we have made and may make in the future involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical and more recently at CooperVision, we intend to continue to consider acquiring complementary technologies, products and businesses. Future

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or impairments of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. CooperVision completed the acquisition of Soflex in fiscal 2016 and Sauflon Pharmaceuticals Limited in fiscal 2014. CooperSurgical acquired Wallace in November 2016; Reprogenetics UK, Recombine, K-Systems, Genesis Genetics, The Pipette Company, and Research Instruments in fiscal 2016; and Reprogenetics US in fiscal 2015. These acquisitions added operations to CooperVision and CooperSurgical, respectively, and expanded their international businesses. The acquisitions have, correspondingly, added risks we could face with respect to acquisitions and include:

•	failure to successfully obtain the anticipated revenues, margins and earnings benefits;

•
difficulties in, and expenses related to, the integration of the operations, technologies, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures and other regulatory compliance procedures, including but not limited to third party compliance and due diligence;

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

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the health care industry in which CooperSurgical competes. CooperSurgical has not allocated substantial resources to new product development, but rather it has historically purchased, leveraged or licensed the technology developments of others. CooperSurgical has recently invested in expanding the internal research and development function with the goal of organizational growth and to complement our acquisitions strategy. CooperVision invests in new product development, including the development of silicone hydrogel-based contact lenses. Research and development time commitments, higher feasibility risk with longer term projects, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, or “smart” contact lenses which

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

incorporate electronics, that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

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

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure that any of them, assuming they receive necessary regulatory approvals, will achieve market acceptance or generate operating profits. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

•	acceptance of our products by eye care and health care practitioners;

•	the cost competitiveness of our products;

•	consumer reluctance to try and use a new product;

•	regulatory and legislative requirements;

•	adequate coverage and reimbursement by third party payors;

•	the earlier release of competitive products, such as new silicone hydrogel products, into the market by our competitors; and

•	the emergence of newer and more competitive products.

New medical and technological developments may reduce the need for our products.

Technological developments in the eye care, family and women's health care industries, such as new surgical procedures or medical devices, may limit demand for our products. Corneal refractive surgical procedures such as Lasik surgery and the development of new pharmaceutical products may decrease the demand for our optical products. If these new advances provide a practical alternative to traditional vision correction, the demand for contact lenses and eyeglasses may materially decrease. We cannot assure that medical advances and technological developments will not have a material adverse effect on our businesses.

Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America and Europe. Over half of our net sales for the fiscal years ended October 31, 2016 and 2015, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we may have difficulty gaining market share in countries such as Japan because of regulatory restrictions and customer preferences;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•
we may find it difficult to grow in emerging markets such as China, India, Russia, Brazil and other developing nations due to, among other things, customer acceptance, undeveloped and/or unfamiliar distribution channels, regulatory restrictions and changes, and business knowledge of these new markets;

•
tax rates in some foreign countries may exceed those of the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•
we may find it difficult to comply with a variety of United States and foreign legal, compliance and regulatory requirements such as the Foreign Corrupt Practices Act, the Dodd-Frank Act, the U.K. Bribery Act and international data security and privacy laws;

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

•	we may have difficulty enforcing agreements and collecting receivables through some foreign legal systems; and

•	we may be subject to unforseen economic or political events in certain countries that may have an impact on our customers' ability or preferences to buy our products.

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

Over the last few years in the United States and globally, market and economic conditions have been challenging with tighter credit conditions and slower economic growth. Foreign countries, in particular the Euro zone, have experienced recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues. Concerns about the Euro zone’s sovereign debt in recent years have caused uncertainty and disruption in the financial markets globally. While the global financial markets have showed general signs of improvement, uncertainty remains. As a result, we may have lower than historical performance for market growth in fiscal 2017.

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

This development has had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. Given the lack of comparable precedent, it is unclear what implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal could affect or could have a material adverse effect on, our business, financial condition and operating results.

We face risks associated with disruption of our manufacturing and distribution operations including possible failure to develop necessary manufacturing processes, or idle or excess capacity could adversely affect our profitability or competitive position.

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities, whether due to technical or labor difficulties, integration difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMP) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete. Conversely, excess or idle capacity, which could result from acquisitions, inaccurate sales forecasting or unexpected manufacturing efficiencies, could significantly impact our profitability and near term financial condition.

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico, Hungary, Costa Rica and New York. CooperSurgical manufactures the majority of its products in Connecticut, Texas, and Denmark. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we generally have not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of New York, the United Kingdom, Belgium and various smaller international distribution facilities. CooperSurgical's products are primarily distributed out of its facilities in Connecticut, and Denmark. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on independent suppliers for key raw materials, consisting largely of various chemicals and packaging materials. Raw materials used in our operations are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice. For example, some of the primary material used to make our silicone hydrogel contact lens products, including MyDay, Biofinity, Avaira and clariti, are supplied by a sole supplier. We may suffer a disruption in the supply of our silicone hydrogel contact lens products if our suppliers, particularly those which are the sole source of any necessary material, fail to supply sufficient material on a timely basis or at all for any reason and/or we need to switch to an alternative supplier. A disruption in the supply of raw materials could disrupt production of our silicone hydrogel contact lens products, thereby adversely impacting our ability to market and sell such products and our ability to compete in this important segment of the contact lens market.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Significant litigation regarding intellectual property rights exists in our industries. For example, CooperVision has faced significant patent litigation over its silicone hydrogel contact lens products. Third parties have made, and may make in the future, claims of infringement against us or our contract manufacturers in connection with the use of our technology. Any claims, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or selling products that incorporate the challenged intellectual property;

•	require us to redesign or re-engineer our products, if feasible;

•	divert management's attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product, component or process.
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

We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain a desired mix of fixed-rate and variable-rate debt, we may use interest rate swap agreements and exchange fixed and variable-rate interest payment obligations over the life of the arrangements, without exchange of the underlying principal amounts. We may not be successful in structuring such swap agreements to manage our risks effectively and, which could adversely affect our business, earnings and financial condition.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. We are also subject to the examination of our income tax returns by other tax authorities and the outcome of these examinations could have an adverse effect on our operating results and financial condition.

We operate globally and changes in tax laws could adversely affect our results.

We operate globally and changes in tax laws could adversely affect our results. We have overseas manufacturing, administrative and sales offices and generate substantial revenues and profits in foreign jurisdictions. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development (OECD) are involved in much of the coordinated activity, although the timing and methods of implementation vary. Additionally, comprehensive US tax reform has been stated to be a priority for the US Congress. Such changes in tax laws or their interpretation, if adopted, could adversely affect our effective tax rates and our results.

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

We manage our businesses utilizing complex integrated software and hardware information technology operating systems that are regularly maintained and upgraded; an interruption or disruption to these systems could disrupt our business or force us to expend excessive costs.

We utilize complex integrated software and hardware operating systems, including enterprise resource planning and warehouse management systems, to support our business units and we have a continuous improvement strategy in place to keep our systems and overarching technology stable and in line with business needs and growth. Regular upgrades of our computer hardware and software revisions are typical and expected. We employ controlled change management methodologies to plan, test and execute all such

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

system upgrades and improvements, and we believe that we assign adequate staffing and other resources to projects to ensure successful implementation. However, we cannot assure that our systems will meet our future business needs or that upgrades will operate as designed. We cannot assure that there will not be associated excessive costs or disruptions in portions of our business in the course of our maintenance, support and/or upgrade of these systems.

We are in the midst of a multiyear process of implementing a new enterprise resource planning (ERP) system at CooperVision. Implementing a new ERP system is not only costly but complex and difficult.  Implementing a new ERP system can negatively affect not only financial accounting and reporting processes but also external commercial activities such as order receipt and product delivery. There can be no assurance that we will successfully implement our new ERP system or that we will avoid these and other negative impacts from our implementation efforts.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Increased regulatory scrutiny of genetic testing may adversely affect our business through increased costs and risks associated with gaining marketing approvals and potential decreased demand for our genetic testing services.

With our acquisition of Reprogenetics in August 2015, Genesis Genetics in March 2016, Recombine in May 2016 and Reprogenetics UK in May 2016, we now offer certain genetic testing services to help identify the likelihood of pregnancy as well as identify possible disorders or diseases of a child prior to birth. Regulatory and legislative proposals addressing oversight of genetic testing have been introduced in the United States, and we expect that new proposals will be introduced from time to time both in the United States and in foreign countries in the future. Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and regulations with respect to LDTs. We believe our tests fall within the definition of an LDT. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions. However, our tests may in the future become subject to more onerous regulation by the FDA. Legislative proposals addressing the FDA’s oversight of LDTs have been introduced by Congress in the past and new legislative proposals may be introduced from time to time in the future. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s ability to enforce its medical device regulations with respect to certain LDTs is difficult to predict at this time. If the FDA ultimately begins to enforce its medical device requirements with respect to LDTs, our genetic tests may be subject to additional regulatory requirements imposed by the FDA, the nature and extent of which would depend upon applicable final guidance or regulation by the FDA or instruction by Congress. If the FDA imposes significant changes to the regulation of LDTs it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

Any new FDA enforcement policies affecting LDTs or new legislation, regulations or guidance may result in increased regulatory burdens on our ability to continue marketing our products and to develop and introduce new products in the future, which could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

If we fail to comply with applicable federal, state, local and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA), a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratory must be certified under CLIA in order for us to perform testing on human specimens. In addition, our proprietary tests must also be recognized as part of our accredited programs under CLIA so that we can offer them in our laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The law also requires us to maintain a state laboratory license to conduct testing in that state. Our laboratories are located in California, Florida, Illinois, Michigan, New Jersey, Oregon, Texas, and internationally in Canada and the United Kingdom, and we must maintain the requisite licenses in each jurisdiction.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Changes in legislation and government regulation of the health care industry as well as third-party payors' efforts to control the costs of health care could materially adversely affect our business.

In recent years, an increasing number of health care reform proposals have been formulated by the legislative and executive branches of the United States federal and state governments. In March 2010, President Obama signed the Affordable Care Act (ACA). The ACA makes extensive changes to the delivery of health care in the United States. Among the provisions of the Affordable Care Act, of greatest importance to the medical device industry are the following:

•	Establishment of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
Reporting and disclosure requirements on medical device manufacturers for certain payments or other “transfers of value” made to physicians and physicians family members, certain healthcare facilities, and any ownership and investment interests held by physicians and physician family members, and any payments or other “transfers of value” to such owners. Manufacturers are required to submit reports to the Centers for Medicare & Medicaid Services (CMS) by the 90th day of each calendar year;

•
A 2.3 percent excise tax, currently suspended until 2018, on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which exceptions include all contact lenses;

•
Payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models;

•
Creation of the Independent Payment Advisory Board which has authority to recommend certain changes to reduce Medicare spending and those recommendations could have the effect of law even if Congress doesn't act on the recommendations; and

•	Establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

These measures could result in decreased net revenues or increased expenses from our medical device products and decrease potential returns from our development efforts. There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future, particularly in the light of the pending change in administrations following the U.S. presidential election.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

We expect that additional state and federal health care reform measures will be adopted in the future, including those initiatives affecting coverage and reimbursement for our products, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could adversely affect the growth of the market for our products or demand for our products, or result in additional pricing pressures. Also, any adoption of health care reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. We cannot predict the effect such reforms or the prospect of their enactment may have on our business.

In addition, third-party payors, whether governmental or commercial, whether inside the United States or abroad, increasingly attempt to contain or reduce the costs of health care. These cost-control methods include prospective payment systems, capitated rates, group purchasing, redesign of benefits, requiring pre-authorizations or second opinions prior to certain medical procedures, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. Although cost controls or other requirements imposed by third-party payors have not historically had a significant effect on contact lens prices or distribution practices, this could change in the future and could adversely affect our business, financial condition and results of operations.

We may enroll as in-network providers and suppliers with certain payors. Although, becoming an in-network provider or enrolling as a supplier means that we have agreed with these payors to provide certain of our tests at negotiated rates, it does not obligate any physicians to order our tests or guarantee that we will receive reimbursement for our tests from these or any other payors at adequate levels. Thus, these payor relationships, or any similar relationships we may establish in the future, may not result in acceptable levels of reimbursement for our tests or meaningful increases in our physician customer base. We cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our tests. If we fail to establish and maintain broad coverage and reimbursement for our tests, our ability to generate increased revenue and grow our test volume and customer base could be limited and our future prospects and our business could suffer.

The costs of complying with the requirements of federal and state laws pertaining to the privacy and security of health information and the potential liability associated with failure to do so could materially adversely affect our business and results of operations.

Other federal legislation affects the manner in which we use and disclose health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. The United States Department of Health and Human Services (HHS) has released several rules mandating the use of specified standards with respect to certain health care transactions and health information. The electronic transactions rule requires the use of uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. The privacy rule imposes standards governing the use and disclosure of individually identifiable health information. The security rule released by HHS establishes minimum standards for the security of electronic health information, and requires the adoption of administrative, physical and technical safeguards.

Additionally, the Health Information Technology for Economic and Clinical Health (HITECH) Act of 2009 was signed into law as part of the America's Recovery and Reinvestment Act in February 2009. The Final Omnibus Privacy, Security, Breach Notification and Enforcement Rules (Omnibus Final Rule), implementing HIPAA and HITECH, became effective in September 2013. Under the HITECH Act and the Omnibus Final

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Rule, certain of HIPAA's privacy and security standards are now directly applicable to covered entities' business associates. As a result, business associates are now subject to civil and criminal penalties for failure to comply with applicable privacy and security rule requirements. Moreover, the HITECH Act and the Omnibus Final Rule set forth new notification requirements and standards for health data security breaches, increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney's fees and costs associated with pursuing federal actions. While there is no private right of action under HIPAA that would allow individuals to sue in civil court for violations, HIPAA’s standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Further, varying state laws governing the use and disclosure of personally indentifiable information may be more restrictive than HIPAA, which means that entities subject to them must comply with the more restrictive state law in addition to complying with HIPAA. In some cases, a breach may be required to be reported under state law and affected individuals notified, even if the breach is not reportable or subject to breach notification requirements under HIPAA. State laws may impose separate fines and penalties upon violators, and some, unlike HIPAA, may afford a private right of action to state residents who believe their information has been misused.

Our genetics testing subsidiaries are covered entities under HIPAA. One other subsidiary, Eye Care Prime LLC, which offers value-added software solutions for eye care professionals, may be a covered entity or business associate under HIPAA. Similarly, many of our customers may be covered entities or business associates subject to HIPAA. Some customers as an expectation of transacting business with us may require us to enter into business associate agreements, which would obligate us to safeguard and restrict the manner in which we use certain HIPAA protected health information that we obtain in the course of our commercial relationship with them, triggering potential liability on us for failure to meet our contractual obligations. Alternatively, some customers may limit the scope of our commercial relationship with them with regard to our access to certain protected health information. If the government determines that our other subsidiaries are a covered entity, business associate, or subcontractor of a covered entity or subcontractor, we could be faced with additional costs related to HIPAA compliance and subject to governmental enforcement for failure to comply with HIPAA, which could have a material adverse effect on our business, financial condition and results of operations and reputation.

Laws pertaining to health care fraud and abuse could materially adversely affect our business, financial condition and results of operations.

We may be subject to various federal, state and foreign laws pertaining to health care fraud and abuse, including anti-kickback laws, physician self-referral laws and false claims laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial condition and results of operations. While we believe that our operations are in material compliance with such laws, because of the complex and far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.

Indeed, changes in state laws and model codes of ethics have required us to alter certain of our compliance efforts. For example, in April of 2009, Massachusetts issued regulations governing the conduct of pharmaceutical and medical device manufacturers with respect to health care practitioners. This regulation became effective on July 1, 2009 and sets forth what medical device manufacturers may and may not

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

permissibly do with respect to providing meals, sponsoring continuing medical education and otherwise providing payments or items of economic benefit to health care practitioners located within the state. Additionally, the regulation requires medical device manufacturers to have in place robust fraud and abuse compliance programs. Other states (e.g., California, Vermont and Nevada) have adopted similar laws. These laws and regulations act to limit our marketing practices, require the dedication of resources to ensure compliance, and expose us to additional liabilities.

In addition, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA also provides that the government may assert that a claim including items or services resulting from a violation of these statutes constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute.

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

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.

Genetic testing has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Government authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use, or physicians to be reluctant to order, genetic tests even if permissible. These and other ethical, legal and social concerns may limit market acceptance and adoption of our tests or reduce the potential markets for our tests, either of which could have an adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2016. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 224,533 square feet in the United Kingdom, 115,486 square feet in Costa Rica, 63,787 square feet in Denmark, 50,000 square feet in New York, and 33,630 square feet in Texas. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States:
California	106,997	Executive offices; CooperVision research & development and administrative offices
New York	378,007	CooperVision manufacturing, marketing, distribution and administrative offices
Connecticut	291,237	CooperSurgical manufacturing, marketing, distribution, research & development and administrative offices
Texas	36,113	CooperSurgical manufacturing
Puerto Rico	509,284	CooperVision manufacturing and distribution
Costa Rica	115,486	CooperVision manufacturing and office
Brazil	16,576	CooperVision marketing and distribution
Canada	14,593	CooperVision marketing
Other Americas	54,609	CooperVision marketing and distribution; CooperSurgical manufacturing and marketing

EMEA
United Kingdom	689,554	CooperVision manufacturing, marketing, distribution, research & development and administrative offices; CooperSurgical marketing
Hungary	228,447	CooperVision manufacturing and marketing
Belgium	226,411	CooperVision distribution
Denmark	66,751	CooperSurgical manufacturing, marketing and administrative offices
Germany	27,610	CooperVision marketing and distribution; CooperSurgical manufacturing, marketing and distribution
Other EMEA	146,958	CooperVision and CooperSurgical marketing and distribution

ASIA PACIFIC
Japan	73,932	CooperVision marketing, distribution and administrative offices; CooperSurgical marketing
Australia	41,382	CooperVision manufacturing, marketing, distribution and administrative offices; CooperSurgical marketing
Other Asia Pacific	55,726	CooperVision and CooperSurgical marketing and distribution

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

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company does not believe that an estimate of possible loss or a range of loss can be made at this time.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2016 and 2015:

	2016		2015
Quarterly Common Stock Price Range Years Ended October 31,	High	Low	High	Low
Fiscal Quarter Ended
January 31	$155.18	$119.28	$171.54	$154.21
April 30	$161.17	$123.80	$190.00	$154.80
July 31	$183.49	$152.09	$186.37	$170.50
October 31	$190.99	$174.51	$179.75	$136.75

At November 30, 2016, there were 420 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of about $2.9 million in fiscal 2016 and $2.9 million in fiscal 2015. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on Cooper common stock with the cumulative total return of the Standard & Poor's Midcap 400, Standard & Poor 500 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2016. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2011, and assumes that all dividends were reinvested.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc., the S&P Midcap 400 Index,
the S&P 500 Index and the S&P Health Care Equipment Index
*$100 invested on 10/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2016 S&P, a division of McGraw-Hill Financial. All rights reserved.

	10/11	10/12	10/13	10/14	10/15	10/16
The Cooper Companies, Inc.	$100.00	$138.61	$186.71	$236.93	$220.33	$254.68
S&P Midcap 400	$100.00	$112.11	$149.64	$167.08	$172.80	$183.61
S&P 500	$100.00	$115.21	$146.52	$171.82	$180.75	$188.90
S&P Health Care Equipment	$100.00	$114.17	$143.34	$178.57	$194.72	$220.26

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The Company's share repurchase activity during the three-month period ended October 31, 2016, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
8/1/16 – 8/31/16	—	$—	—	$118,400,000
9/1/16 – 9/30/16	—	$—	—	$118,400,000
10/1/16 – 10/31/16	—	$—	—	$118,400,000
Total	—		—

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

During the year ended October 31, 2016, there were no repurchases of shares of common stock under the repurchase program. At October 31, 2016, approximately $118.4 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	1,858,962	$107.74	2,162,948
Equity compensation plans not approved by shareholders	—	—	—
Total	1,858,962	$107.74	2,162,948

(1) The amount of total securities to be issued under Company equity plans shown in Column A includes 509,819 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based holding periods. The total also includes 4,950 shares to be issued pursuant to Performance Share Awards which previously vested and receipt of shares was deferred for a specified period of time and 238,805 shares representing the maximum number of share that may be issued subject to Performance Share Awards without a defined payout. Restricted Stock Units and Performance Share Awards do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B.

(2) Includes information with respect to the Third Amended and Restated 2007 Long-Term Incentive Plan for Employees of the Cooper Companies, Inc. ("2007 Plan"), which was approved by stockholders on March 17, 2016, and provides for the issuance of up to 6,930,000 shares of Common Stock, and the Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of the Cooper Companies, Inc. (the “Directors’ Plan”), which was approved by stockholders on March 16, 2011 and provides for the issuance of up to 950,000 shares of Common Stock. As of October 31, 2016, 2,010,278 shares remained available under the 2007 Plan and 152,670 shares remained available under the 2006 Directors’ Plan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In thousands, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Operations
Net sales	$1,966,814	$1,797,060	$1,717,776	$1,587,725	$1,445,136
Gross profit	$1,173,079	$1,070,262	$1,091,570	$1,026,808	$924,010
Income before income taxes	$295,633	$215,485	$296,534	$312,271	$275,452
Net income attributable to Cooper stockholders	$273,917	$203,523	$269,856	$296,151	$248,339
Diluted earnings per share attributable to Cooper stockholders	$5.59	$4.14	$5.51	$5.96	$5.05
Number of shares used to compute diluted earnings per share	49,026	49,179	48,960	49,685	49,152
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06
Consolidated Financial Position
Current assets	$934,458	$841,428	$791,617	$747,241	$657,860
Property, plant and equipment, net	877,672	967,097	937,325	739,867	640,255
Goodwill	2,164,748	2,197,077	2,220,921	1,387,611	1,370,247
Other intangible assets, net	441,086	411,090	453,605	198,769	214,783
Other assets	57,954	43,172	54,872	63,773	58,239
	$4,475,918	$4,459,864	$4,458,340	$3,137,261	$2,941,384
Short-term debt	$226,325	$243,803	$101,518	$42,987	$25,284
Other current liabilities	310,130	324,979	340,664	278,266	237,268
Long-term debt	1,107,448	1,105,408	1,280,833	301,670	348,422
Other liabilities	131,980	111,770	146,885	90,844	117,252
Total liabilities	1,775,883	1,785,960	1,869,900	713,767	728,226
Stockholders' equity	2,700,035	2,673,904	2,588,440	2,423,494	2,213,158
	$4,475,918	$4,459,864	$4,458,340	$3,137,261	$2,941,384

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

We discuss below the results of our operations for fiscal 2016 compared with fiscal 2015 and the results of our operations for fiscal 2015 compared with fiscal 2014. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Certain prior period amounts have been reclassified to conform to the current period's presentation. Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and health care markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by foreign currency volatility, European debt concerns, the uncertainty caused by the United Kingdom's election to withdraw from the European Union, and the trend of consolidation within the health care industry, impact our current performance and continue to represent a risk to our performance for fiscal year 2017.
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
On August 6, 2014, we acquired Sauflon Pharmaceuticals Limited (Sauflon), a privately-held European manufacturer and distributor of soft contact lenses and aftercare solutions. The acquisition of Sauflon expanded our contact lens product portfolio particularly with Sauflon's clariti® 1day brand of single-use silicone hydrogel spherical, toric and multifocal lenses. On September 6, 2016, we acquired Soflex, a privately-held Isreali manufacturer and distributor of soft contact lenses and aftercare solutions. The acquisition of Soflex expanded our market presence in Israel.
Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this product material represents about half of the industry. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision markets monthly and two-week silicone hydrogel spherical and toric lens products under our Biofinity®, clariti® and Avaira® brands and a monthly silicone hydrogel multifocal lens under Biofinity. CooperVision markets single-use silicone hydrogel spherical, toric and multifocal lenses under our clariti 1day brand and a single-use silicone hydrogel spherical and toric lenses under MyDay®.
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
CooperSurgical - Our CooperSurgical business competes in the general health care market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility and diagnostics. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies and products that complement its business model. CooperSurgical product sales are categorized based on the point of health care delivery including products used in medical office and surgical procedures primarily by obstetricians and gynecologists (ob/gyns) that represented 55% of CooperSurgical's net sales in the fiscal 2016 compared to 66% in the prior year. CooperSurgical's remaining sales are highly specialized products and services that target the in vitro fertilization (IVF) process used in fertility that now represent 45% of CooperSurgical's net sales compared to 34% in fiscal 2015. This change in product mix is primarily attributable to recent acquisitions discussed below.
We have continued to invest in CooperSurgical's business through the acquisition of companies and product lines for new or complementary products and services for the IVF process. Subsequent to our year end, in November 2016, we acquired Wallace, the IVF segment of Smiths Medical International, Ltd. In our fiscal third quarter of 2016, we acquired the commercial assets of Recombine Inc., a clinical genetic testing company specializing in carrier screening; Kivex Biotec A/S, a manufacturer and distributor of equipment for IVF clinics, and Reprogenetics UK, a genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process. In our fiscal second quarter of 2016, CooperSurgical acquired Genesis Genetics, Inc., a genetics laboratory specializing in PGS and PGD used during the IVF process, and The Pipette Company, a manufacturer and distributor of micro pipettes for the Assisted Reproductive Technology (ART) market. In our first quarter of fiscal 2016, CooperSurgical acquired Research Instruments Limited, a manufacturer and supplier of IVF medical devices and systems. In our fiscal fourth quarter of 2015, CooperSurgical acquired Reprogenetics US, a genetics laboratory specializing in service offerings of PGS and PGD used during the IVF process. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of women's health, fertility and diagnostics.
Capital Resources - At October 31, 2016, we had $100.8 million in cash, primarily outside the United States, and $999.8 million available under our new syndicated revolving credit agreement. The $830.0 million term loan entered on March 1, 2016, $207.0 million of the $700.0 million term loan originally entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan originally entered into on September 12, 2013, remain outstanding as of October 31, 2016.
On March 1, 2016, we entered into a new syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent. This agreement, maturing on March 1, 2021, replaced our previous revolving Credit Agreement, entered into on January, 12, 2011 and provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. Concurrently, we used funds from the new term loan to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous Credit Agreement. We also used funds from the new term loan to partially repay outstanding amounts under the term loans entered into on August 4, 2014 and September 12, 2013, and for general corporate purposes. See Note 5. Debt for additional information.
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
2016 Compared with 2015

Highlights: 2016 vs. 2015

•	Net sales up 9% to $1.97 billion from $1.80 billion in fiscal 2015

•	Gross margin 60% of net sales compared with 60% in fiscal 2015

•	Operating income up 37% to $324.1 million from $236.7 million

•	Interest expense increased to $26.2 million from $18.1 million

•	Diluted earnings per share up 35% to $5.59 from $4.14

•	Operating cash flow $509.6 million up 30% from $391.0 million

Fiscal 2016 pre-tax results include $60.8 million for amortization of intangible assets and $95.1 million of acquisition, integration and restructuring costs primarily related to acquisitions as well as certain legal costs. Acquisition related and integration expenses include items such as personnel costs for transitional employees, other acquired employee related costs and integration related professional services. Restructuring expenses consist of employee severance, product and equipment rationalization, facility and other exit costs. We expect amortization of intangible assets will recur in future periods; however, the amounts are affected by the timing and size of our acquisitions. Expenses such as the acquisition related and integration expenses generally diminish over time with respect to past acquisitions. However, we generally will incur similar expenses in connection with any future acquisitions.

Our fiscal 2016 results include $58.9 million of expenses primarily due to product and equipment rationalization costs, and severance related to the Sauflon acquisition, $6.3 million of costs associated with the start-up of new manufacturing facilities, and $4.4 million of integration costs in our CooperSurgical business, all recorded in cost of sales. Included in our selling, general and administrative expense is $21.2 million of expense for acquisition, restructuring and integration activities, and $2.9 million of certain legal costs. Research and development includes $0.4 million primarily for severance related to restructuring activities. We also incurred a loss of $1.0 million relating to debt extinguishment and foreign exchange loss on forward contracts for an acquisition, both recorded in other expense. The legal costs relate to litigation of the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP) and related lobbying expenses.

Fiscal 2015 pre-tax results include $51.5 million for amortization of intangible assets and $126.4 million of acquisition, integration and restructuring costs primarily related to the acquisition of Sauflon and other recent acquisitions, as well as certain legal costs.

Our fiscal 2015 results include $57.8 million of expenses primarily due to product and equipment rationalization costs related to recent acquisitions, $8.0 million of costs associated with the start-up of new manufacturing facilities, and $4.5 million of severance costs, all recorded in cost of sales. Included in our selling, general and administrative expense is $31.7 million in costs for CooperVision's acquisition of Sauflon

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

and the related integration and restructuring activities, severance costs in our CooperSurgical business along with other acquisition costs; and $19.8 million of legal costs. The legal costs include a $17.0 million settlement related to intellectual property claims by Johnson & Johnson Vision Care (JJVC) as well as litigation costs relating to the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP). Research and development expense includes $4.6 million of integration and restructuring activities primarily for equipment rationalization along with severance costs.

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2016	2016 vs. 2015 % Change	2015	2015 vs. 2014 % Change	2014
Net sales	100%	9%	100%	5%	100%
Cost of sales	40%	9%	40%	16%	36%
Gross profit	60%	10%	60%	(2)%	64%
Selling, general and administrative expense	37%	1%	40%	4%	40%
Research and development expense	3%	(6)%	4%	5%	4%
Amortization of intangibles	3%	18%	3%	44%	2%
Operating income	16%	37%	13%	(23)%	18%
Net Sales
Our two business units, CooperVision and CooperSurgical, generate all of our sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve health care delivery to families.
Net Sales Growth by Business Unit

Our consolidated net sales grew by $169.7 million or 9% in fiscal 2016 and $79.3 million or 5% in fiscal 2015:

($ in millions)	2016 vs. 2015	% Change	2015 vs. 2014	% Change
CooperVision	$89.4	6%	$95.1	7%
CooperSurgical	80.3	26%	(15.8)	(5)%
	$169.7	9%	$79.3	5%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

CooperVision’s silicone hydrogel Biofinity brand spherical, toric and multifocal contact lenses, Avaira brand spherical and toric lenses and MyDay brand spherical and toric lenses, are manufactured using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. Our silicone hydrogel clariti brand spherical, toric and multifocal contact lenses are available in monthly and single-use modalities. We believe the clariti single-use silicone hydrogel lens products provide a competitive advantage in approved markets as clariti is the only single-use silicone hydrogel lens available in all vision correction categories - spherical, toric and multifocal.

CooperVision’s Proclear brand aspheric, toric and multifocal contact lenses, manufactured using PC TechnologyTM, help enhance tissue/device compatibility and offer improved lens comfort.

CooperVision fiscal 2016 net sales increased 6% from fiscal 2015 to $1.58 billion. Net sales growth included increases in total sphere lenses up 6%, representing 55% of net sales, the same as in the prior year, primarily on sales of Biofinity, clariti, and MyDay lenses, offset by declines in older products. Total toric lenses grew 9%, representing 30% of net sales, the same as in the prior year, predominantly on sales of Biofinity and clariti products. Total multifocal lenses grew 5%, representing 11% of net sales, the same as in the prior year, primarily from growth in sales of Biofinity and clariti products. Total silicone hydrogel products, including Biofinity, clariti, MyDay and Avaira, grew 15%, representing 60% of net sales up from 55% in the prior year.

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.
CooperVision Net Sales by Geography

($ in millions)	2016	2015	2016 vs. 2015 % Change
Americas	$650.7	$624.3	4%
EMEA	612.3	602.1	2%
Asia Pacific	314.2	261.4	20%
	$1,577.2	$1,487.8	6%
CooperVision fiscal 2016 net sales growth was partially offset by foreign exchange rate fluctuations which had a net negative impact on net sales of $22.6 million. Americas net sales growth was primarily due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay partially offset by a decrease in sales of older hydrogel lens products. EMEA net sales growth was largely due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay, offset by a decrease in sales of older hydrogel products and weakening foreign currencies, primarily the British pound and euro, compared to the United States dollar. Net sales in the Asia Pacific region grew on market gains of silicone hydrogel and hydrogel lenses, including Biofinity, clariti, MyDay, and Proclear 1 Day lenses. Net sales growth in the A

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

sia Pacific region benefited by exchange rate changes of the United States dollar compared to the Japanese yen.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold, including recently introduced silicone hydrogel products. While unit growth and product mix have influenced CooperVision’s net sales, average realized prices by product have not materially influenced sales growth.
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

Year Ended October 31, ($ in millions)	2016	% Net Sales	2015	% Net Sales	2016 vs. 2015 % Change
Office and surgical procedures	$213.8	55%	$204.1	66%	5%
Fertility	175.8	45%	105.2	34%	67%
	$389.6	100%	$309.3	100%	26%
CooperSurgical's net sales of medical office and surgical procedures increased in fiscal 2016 compared to the prior year due to growth in sales of disposable products used in surgical procedures and recently launched products. The net sales increase in fertility products compared to the prior year period was mainly due to sales of products and services of recently acquired companies. Unit growth and product mix, primarily sales of recently acquired products and services, influenced sales growth. Net sales growth was partially offset by the negative impact from the weakening of foreign currencies compared to the United States dollar.

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

The fiscal 2015 results include $57.8 million of expenses primarily due to product and equipment rationalization related to recent acquisitions, $8.0 million of costs associated with the start-up of new manufacturing facilities, and $4.5 million of severance costs, all recorded in cost of sales. Included in our selling, general and administrative expense is $31.7 million in costs for CooperVision's acquisition of Sauflon and the related integration and restructuring activities, severance costs in our CooperSurgical business along with other acquisition costs; and $19.8 million of legal costs. The legal costs include a $17.0 million settlement related to intellectual property claims by Johnson & Johnson Vision Care (JJVC) as well as litigation costs relating to the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP). Research and development expense includes $4.6 million of integration and restructuring activities primarily for equipment rationalization along with severance costs.

The fiscal 2014 integration and restructuring costs include $16.5 million in charges to cost of sales primarily for product rationalization arising from the acquisition of Sauflon. The charge for product rationalization was based on our review of products, materials and manufacturing processes of Sauflon. Included in our selling, general and administrative expense is $44.5 million in costs for CooperVision's acquisition of Sauflon and the related integration and restructuring activities, severance costs in our CooperSurgical business along with other acquisition costs. Research and development expense includes $0.6 million of severance costs related to integration and restructuring activities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2015	2015 vs. 2014 % Change	2014	2014 vs. 2013 % Change	2013
Net sales	100%	5%	100%	8%	100%
Cost of sales	40%	16%	36%	12%	35%
Gross profit	60%	(2)%	64%	6%	65%
Selling, general and administrative expense	40%	4%	40%	12%	38%
Research and development expense	4%	5%	4%	13%	4%
Amortization of intangibles	3%	44%	2%	18%	2%
Loss on divestiture of Aime	—	—	—	—	2%
Operating income	13%	(23)%	18%	0.2%	19%
Net Sales
Our two business units, CooperVision and CooperSurgical, generate all of our sales.

•	CooperVision develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical develops, manufactures and markets medical devices and procedure solutions to improve health care delivery to families.
Net Sales Growth by Business Unit

Our consolidated net sales grew by $79.3 million or 5% in fiscal 2015 and $130.0 million or 8% in fiscal 2014:

($ in millions)	2015 vs. 2014	% Change	2014 vs. 2013	% Change
CooperVision	$95.1	7%	$124.3	10%
CooperSurgical	(15.8)	(5)%	5.7	2%
	$79.3	5%	$130.0	8%
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
CooperVision fiscal 2015 net sales growth was partially offset by foreign exchange rate fluctuations, which decreased net sales by $138.4 million. Americas net sales growth was primarily due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay partially offset by a decrease in sales of older hydrogel lens products. EMEA net sales growth was primarily driven by sales of clariti and MyDay silicone hydrogel lenses. The increase in EMEA net sales was partially offset by the negative impact from the weakening of foreign currencies compared to the United States dollar. Net sales to the Asia Pacific region decreased due to the negative impact from the weakening of foreign currencies, primarily the Japanese yen, compared to the United States dollar. Excluding the impact of currency, sales in the Asia Pacific region grew on market gains of silicone hydrogel lenses, including Biofinity, clariti and MyDay, along with growth in sales of Proclear 1 Day lenses.
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
CooperSurgical's net sales of medical office and surgical procedures in fiscal 2015 decreased compared to the prior year due to declines in sales of medical equipment partially offset by growth in sales of disposable products. The net sales decline in fertility products was primarily due to the negative impact from the weakening of foreign currencies compared to the United States dollar. Excluding the impact of currency, sales grew on market gains of products and services recently acquired with Reprogenetics and sales of our existing fertility products were flat compared to the prior year.
Unit growth and product mix, primarily sales of fertility products, along with increased average realized prices on disposable products also influenced sales growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2016 Compared to 2015 and 2015 Compared to 2014
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2016	2015	2014
CooperVision	59%	59%	63%
CooperSurgical	62%	64%	64%
Consolidated	60%	60%	64%
CooperVision's gross margin in fiscal 2016 remained flat compared to fiscal 2015. Gross margin was impacted positively from an increase in sales of higher margin products including Biofinity, offset by the negative effects of foreign currency changes that unfavorably impacted gross margin as we reported lower net sales due to the weakening of foreign currencies as compared to the United States dollar. Fiscal 2016 and 2015 gross margins were negatively impacted by product and equipment rationalization charges and the related severance costs, arising from our review of Sauflon's products, materials and manufacturing processes, and facility start-up costs of $65.2 million and $69.6 million, respectively.
The decrease in CooperVision's gross margin in fiscal 2015 compared to fiscal 2014 is primarily attributable to the negative effects of foreign currency changes, product and equipment rationalization costs and facility start-up costs. Foreign currency unfavorably impacted gross margin as we reported lower net sales due to the weakening of the foreign currencies compared to the United States dollar. Gross margin was negatively impacted by product and equipment rationalization charges and the related severance costs, arising from our review of Sauflon's products, materials and manufacturing processes. In addition, gross margin was negatively impacted by costs associated with the start-up of new manufacturing facilities. The decrease in gross margin was partially offset by the increase in sales of higher margin products including Biofinity.
CooperSurgical’s decrease in gross margin in fiscal 2016, compared to fiscal 2015 is primarily due to a change in product mix arising from sales of recently acquired lower margin products and services.
CooperSurgical's gross margin remained flat in fiscal 2015 compared fiscal 2014, primarily due to an improved mix of higher margin products offset by the unfavorable impact of foreign currency as we reported lower net sales partially due to the weakening of foreign currencies compared to the United States dollar.
Selling, General and Administrative Expense (SGA)

($ in millions)	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales
CooperVision	$535.3	34%	(3)%	$552.1	37%	7%	$518.2	37%
CooperSurgical	141.6	36%	27%	111.2	36%	(2)%	113.4	35%
Corporate	45.9	—	(7)%	49.2	—	(4)%	51.5	—
	$722.8	37%	1%	$712.5	40%	4%	$683.1	40%
The decrease in CooperVision's SGA in fiscal 2016 compared to fiscal 2015 in absolute dollars is primarily due to lower litigation settlement, legal and related lobbying costs consisting of $2.9 million in the current year compared to $19.8 million in the prior year. The litigation, legal and related lobbying costs were related to the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to UPP, as well as a $17.0 million settlement made to JJVC in the third quarter of fiscal 2015. The reduction in SGA expense is also due to lower Sauflon restructuring and integration activities of approximately $9.0 million in fiscal 2016, compared to $24.5 million in the prior year. CooperVision's SGA excluding legal, restructuring and integration activities discussed above, increased due to investment in sales and marketing, including headcount, to promote our silicone hydrogel products and to reach new customers and support geographic expansion.

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
The increase in CooperSurgical's SGA in fiscal 2016 compared to fiscal 2015 in absolute dollars is primarily due to the inclusion of operating expenses of recently acquired companies as well as $11.3 million of acquisition and integration expenses in fiscal 2016 compared to $4.9 million in the prior year. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The decrease in CooperSurgical's SGA in fiscal 2015 compared to fiscal 2014 in absolute dollars is primarily due to efficiencies as a result of cost control measures partially offset by approximately $4.9 million primarily for integration costs and costs related to the acquisition of Reprogenetics in our fiscal fourth quarter of 2015. The increase in CooperSurgical's SGA in fiscal 2015 compared to fiscal 2014 as a percentage of net sales reflects the acquisition and acquisition costs along with lower net sales in the current year. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The decrease in Corporate SGA in fiscal 2016 compared to the prior year in absolute dollars is primarily due to lower share-based compensation costs and efficiencies achieved as a result of cost control measures. The decrease in Corporate SGA in fiscal 2015 compared to fiscal 2014 in absolute dollars is due to lower share-based compensation costs, mainly attributable to the timing of grants.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expense (R&D)

($ in millions)	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales
CooperVision	$46.9	3%	(15)%	$55.2	4%	5%	$52.3	4%
CooperSurgical	18.5	5%	28%	14.4	5%	3%	14.0	4%
	$65.4	3%	(6)%	$69.6	4%	5%	$66.3	4%
The decrease in CooperVision's research and development (R&D) expense in fiscal 2016 compared to 2015 in absolute dollars and as a percentage of sales is primarily due to synergies resulting from the integration of Sauflon. In fiscal 2016, CooperVision recorded $0.2 million in charges primarily for severance costs compared to $4.6 million in fiscal 2015 primarily for equipment rationalization and severance costs related to integration activities. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.
The increase in CooperVision's R&D in fiscal 2015 compared to 2014 is primarily due to the inclusion of Sauflon R&D activities and $4.6 million in charges primarily for equipment rationalization and severance costs related to integration activities.
The increases in CooperSurgical's R&D in fiscal 2016 compared to 2015 in absolute dollars is largely due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products. As a percentage of sales, R&D expense remained flat. CooperSurgical's R&D activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices.
The increase in CooperSurgical's R&D in fiscal 2015 compared to fiscal 2014 in absolute dollars and as a percentage of sales is primarily due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products.
Amortization of Intangibles

($ in millions)	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales
CooperVision	$40.1	3%	9%	$36.6	3%	61%	$22.7	2%
CooperSurgical	20.7	5%	40%	14.9	5%	14%	13.0	4%
	$60.8	3%	18%	$51.5	3%	44%	$35.7	2%
The sequential increases in amortization are due primarily to amortization of intangible assets acquired in recent acquisitions by CooperSurgical, the recent acquisition of Soflex by CooperVision in September 2016, and the acquisition of Sauflon by CooperVision in August 2014. The increase in CooperVision's amortization expense in fiscal 2016 compared to 2015 was also due to a charge of $2.3 million in the fiscal first quarter of 2016 to write off acquired in-process research and development. We expect amortization in fiscal 2017 to be approximately $14.6 million in each of the fiscal first through fourth quarters primarily due to intangible assets acquired through our acquisitions, offset by intangible assets which we forecast to become fully amortized.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restructuring and Integration Costs
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. The 2014 Sauflon Integration Plan activities included workforce reductions, consolidation of duplicative facilities and product rationalization. As of October 31, 2016, our activities related to this restructuring and integration plan were complete. The total restructuring costs under this plan were $148.3 million, as discussed in our notes to consolidated financial statements.

In fiscal 2016, we recorded in cost of sales $56.4 million of expense, arising from production-related asset disposals, accelerated depreciation on equipment, and inventory rationalization, primarily related to older lens products, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales $1.1 million of employee termination costs. We recorded in selling, general and administrative expense a reduction of $1.1 million due to a decrease in expected employee termination payments; and we recorded $0.2 million of expense for lease termination costs. In addition, CooperVision incurred $10.0 million of integration costs in fiscal 2016, included in operating expenses.

In fiscal 2015, we recorded in cost of sales $57.7 million of expense, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales $4.0 million of employee termination costs. We recorded in selling, general and administrative expense a reduction of $7.2 million, as a result of decreased estimates in expected employee termination costs and voluntary terminations; and we recorded $0.4 million of expense for lease termination costs. We recorded in research and development expense $0.7 million of employee termination costs. In addition, CooperVision incurred $35.2 million of integration costs in fiscal 2015, included in operating expenses. See Note 3. Restructuring and Integration Costs for additional information.
We may, from time to time, decide to pursue additional restructuring activities that involve charges in future periods.
Operating Income

($ in millions)	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales
CooperVision	$309.8	20%	35%	$229.8	15%	(20)%	$289.0	21%
CooperSurgical	60.2	15%	7%	56.1	18%	(19)%	69.0	21%
Corporate	(45.9)	—	7%	(49.2)	—	4%	(51.5)	—
	$324.1	16%	37%	$236.7	13%	(23)%	$306.5	18%
The increase in consolidated operating income in fiscal 2016 compared to fiscal 2015 in absolute dollars and as a percentage of net sales is primarily due to the increase in consolidated net sales. In addition, the Company's total operating expenses as a percentage of sales in fiscal 2016 decreased by 3% compared to fiscal 2015 which had a corresponding increase in operating income as a percentage of sales. The increase in CooperVision operating income in fiscal 2016 compared to fiscal 2015 was primarily due to decreases in expenses relating to legal, and restructuring and integration costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses, in addition to the $17.0 million litigation settlement made in 2015 as discussed above. CooperSurgical's operating income increased in absolute dollars in fiscal 2016 compared to 2015 due primarily to an increase in sales of higher margin legacy products as a result of our investment in sales and promotional activities to reach new customers as well as recently launched products, partially offset by the sales of recently acquired lower margin products and services and the increase in total operating expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in consolidated operating income in fiscal 2015 compared to 2014 in absolute dollars and as a percentage of net sales is primarily due to the decrease in gross profit of 2% and the increase in operating expenses of 6%. The decreases in consolidated and CooperVision operating income in fiscal 2015 compared to fiscal 2014 in absolute dollars and as a percentage of sales was primarily due to the intellectual property settlement with JJVC along with restructuring, integration and amortization costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses. CooperSurgical's operating income in fiscal 2015 decreased in absolute dollars and as a percentage of net sales primarily due to the decrease in net sales of 5%.
Interest Expense

($ in millions)	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales	2015 vs. 2014 % Change	2014	% Net Sales
Interest expense	$26.2	1%	45%	$18.1	1%	127%	$8.0	0.5%
Interest expense increased in absolute dollars in fiscal 2016 compared to fiscal 2015 reflecting higher average debt as a result of debt incurred in connection with recent acquisitions. Interest expense increased in absolute dollars and as a percentage of net sales in fiscal 2015 compared to fiscal 2014 reflecting higher average debt as a result of debt incurred in connection with the August 2014 acquisition of Sauflon as well as higher interest rates on our revolving Credit Agreement as such interest rates vary based on leverage. Total debt was $1.33 billion, $1.35 billion and $1.38 billion at October 31, 2016, 2015 and 2014, respectively. Current period debt outstanding includes the $830.0 million term loan entered on March 1, 2016, $207.0 million of the $700.0 million term loan entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan entered into on September 12, 2013.
Other Expense (Income), Net

Years Ended October 31, (In millions)	2016	2015	2014
Foreign exchange loss	$1.6	$3.5	$2.9
Other expense (income), net	0.7	(0.4)	(0.9)
	$2.3	$3.1	$2.0
Other expense in fiscal 2016 includes a $0.6 million foreign exchange loss on forward contracts related to an acquisition and a $0.4 million loss related to extinguishment of debt.
Provision for Income Taxes
We recorded income tax expense of $20.7 million in fiscal 2016 compared to $10.3 million in fiscal 2015. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) was 7.0% for fiscal 2016, 4.8% for fiscal 2015 and 8.3% for fiscal 2014. The ETR in fiscal 2016 increased in comparison to fiscal 2015 due to an increase in foreign non-deductible integration and transaction expenses, partially offset by renewal of the R&D tax credit and lower state income taxes. The ETR in fiscal 2015 decreased in comparison to fiscal 2014 partially due to discrete items and integration activities.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $81.2 million and a foreign effective tax rate of approximately 3.5% in our fiscal year 2016 compared to $72.6 million and a foreign effective tax rate of approximately 5.6% in our fiscal year 2015. The foreign jurisdictions with lower tax rates compared to the United States federal statutory rate that had the most significant impact on our provision for foreign income taxes in the fiscal years presented include the United Kingdom, Barbados and Puerto Rico. See the notes to consolidated financial statements for additional information.
Share Repurchases
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. We did not repurchase any shares during fiscal 2016. During fiscal 2015, we repurchased 468 thousand shares of our common stock for $67.3 million at an average purchase price of $139.60 per share. At October 31, 2016, we had remaining authorization to repurchase about $118.4 million of our common stock. See the notes to consolidated financial statements for additional information.
Share-Based Compensation Plans

We grant various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal 2016 was $29.9 million and $9.0 million, respectively, compared to $32.9 million and $10.2 million, respectively, in fiscal 2015. As of October 31, 2016, there was $72.7 million of total unrecognized share-based compensation cost related to non-vested awards: $11.3 million for stock options; $52.3 million for restricted stock units; and $9.1 million for performance shares. The unrecognized compensation is expected to be recognized over weighted average remaining vesting periods of 3.5 years for nonvested stock options, 3.2 years for restricted stock units and 1.7 years for performance shares. Net proceeds (payments) related to share-based compensation awards for the fiscal years ended October 31, 2016, 2015 and 2014 were approximately $7.2 million, $(4.8) million and $8.6 million, respectively.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2016 would have increased by approximately $3.50. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2016 would have increased by approximately $1.06.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2016 Highlights

•	Operating cash flow $509.6 million up from $391.0 million in fiscal 2015

•	Expenditures for purchases of property, plant and equipment $152.6 million down from $243.0 million in fiscal 2015

•	Cash payments for acquisitions, $266.1 million, primarily CooperSurgical acquisitions, compared to $44.9 million in fiscal 2015

•	Total debt at $1.33 billion at the end of fiscal 2016 compared to $1.35 billion at the end of fiscal 2015
Comparative Statistics

Years Ended October 31, ($ in millions)	2016	2015
Cash and cash equivalents	$100.8	$16.4
Total assets	$4,475.9	$4,459.9
Working capital	$398.0	$272.6
Total debt	$1,333.8	$1,349.2
Stockholders’ equity	$2,700.0	$2,673.9
Ratio of debt to equity	0.49:1	0.50:1
Debt as a percentage of total capitalization	33%	34%
Working Capital
The increase in working capital at the end of fiscal 2016 from the end of fiscal 2015 was primarily due to the increase in cash balance generated from operations, increases in accounts receivable and other current assets offset by decreases in inventories, decreases in accounts payable and other current liabilities, and net decrease in short-term debt of $17.5 million.
The $2.0 million decrease in inventories was primarily related to decreases in inventories from sales and write-offs of older products, partially offset by increased production to support product launches of single-use lenses including clariti and MyDay, and acquired inventories from CooperSurgical acquisitions. Our inventory months on hand (MOH) were 5.6 and 6.2 at October 31, 2016 and 2015, respectively. Our inventory MOH after adjusting for product rationalization costs related to Sauflon and facility start-up costs were 6.7 at October 31, 2016, representing a decrease from October 31, 2015 of 7.5 that was adjusted for product rationalization costs related to Sauflon and facility start-up costs. Our days sales outstanding (DSO) decreased to 53 days at October 31, 2016, compared to 57 days at October 31, 2015 primarily due to increased revenue and timing of collections.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. We presently intend to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities in fiscal 2016 continued to be our major source of liquidity, at $509.6 million compared to $391.0 million in fiscal 2015 and $454.8 million in fiscal 2014. Fiscal 2016 results include $274.9 million of net income and non-cash items primarily made up of $198.3 million related to depreciation and amortization, $29.9 million of share-based compensation and $30.6 million of charges

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

primarily for write-off of property, plant and equipment related to Sauflon restructuring, partially offset by $19.8 million related to excess tax benefits from share-based compensation. Results also include changes in operating assets and liabilities, which primarily reflects the decrease in inventories of $12.2 million mainly due to product sales and older products rationalization excluding the increases related to recently acquired companies, increase in accounts receivables and other assets of $3.5 million, increase in accounts payable and other liabilities of $4.1 million, and decrease in income tax payable of $8.9 million. The $118.7 million increase in cash flows provided by operating activities in fiscal 2016 compared to fiscal 2015 is primarily due to the increase in net income, favorable changes in working capital, and the negative impact in fiscal 2015 due to the $17.0 million settlement with JJVC.
Fiscal 2015 results include $205.1 million of net income and non-cash items primarily made up of $191.4 million related to depreciation and amortization, $32.9 million of expense and $17.3 million of excess tax benefits both related to share-based compensation, $10.3 million related to net gains in currency translation, $42.4 million related to loss on retirement of property, plant and equipment. Results also include changes in operating assets and liabilities, which primarily reflect the increases in inventories and other assets of $46.8 million, the increases in trade and other receivables of $7.3 million, and the increase of $1.2 million relating to taxes. The $63.9 million decrease in cash flows provided by operating activities in fiscal 2015 compared to fiscal 2014 is primarily due to the decrease in net income, the $17.0 million settlement with JJVC in the fiscal third quarter of 2015, and unfavorable changes in working capital.
For fiscal 2016, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $23.7 million for interest.
For fiscal 2015, our primary source of cash flows provided by operating activities was cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments of $14.0 million for interest, and $17.0 million settlement with JJVC.
Investing Cash Flow
Cash used in investing activities of $418.8 million in fiscal 2016 was for capital expenditures of $152.6 million primarily to increase manufacturing capacity and payments of $266.1 million primarily related to CooperSurgical acquisitions in fiscal 2016.
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
Cash used in financing activities of $1.4 million in fiscal 2016 was driven by $15.0 million net repayment of debt, $12.6 million for debt acquisition costs, $3.4 million mainly related to the purchase of noncontrolling interests, $2.9 million for dividends, offset by $27.0 million in excess tax benefits and proceeds from share-based compensation awards, and $5.5 million of proceeds from construction allowance.
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
At October 31, 2016, we had $100.8 million in cash, predominantly outside the United States, and $999.8 million available under our 2016 Credit Agreement. The $830.0 million term loan entered into on March 1, 2016, $207.0 million of the $700.0 million term loan entered into on August 4, 2014, $285.0 million of the $300.0 million term loan entered into on September 12, 2013, were outstanding as of October 31, 2016. We are in compliance with our financial covenants including the Interest Coverage Ratio at 24.27 to 1.00 and the Total Leverage Ratio at 1.95 to 1.00. As defined in both the 2016 Credit Agreement and our Term Loan Agreements, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00.

OFF BALANCE SHEET ARRANGEMENTS

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2016, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2017	2018 & 2019	2020 & 2021	2022 & Beyond
Contractual obligations:
Long-term debt	$1,111.4	$—	$281.2	$830.2	$—
Interest payments	82.0	24.0	36.0	22.0	—
Operating leases	233.0	27.4	45.2	35.6	124.8
Contingent consideration	0.5	0.5	—	—	—
Total contractual obligations	1,426.9	51.9	362.4	887.8	124.8
Commercial commitments:
Stand-by letters of credit	4.6	4.6	—	—	—
Total	$1,431.5	$56.5	$362.4	$887.8	$124.8

The expected future benefit payments for pension plans through 2026 are disclosed in Note 10. Employee Benefits.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, about $30.4 million of our long-term income taxes payable have been excluded from the table above. However, other long-term liabilities, included in our consolidated balance sheet, include these uncertain tax positions. See Note 6. Income Taxes for additional information.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

Accounting Pronouncements Issued and Not Yet Adopted

In October 2016, the FASB issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU changes the timing of the recognition of the income tax consequences of non-inventory transfers which under current guidance defers the income tax consequences until the asset is sold to an outside party or otherwise recognized. The guidance for the amendments of ASU 2016-16 requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. We are currently evaluating the impact of ASU 2016-16 which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2018.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of ASU 2016-02, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2019.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We elected to early adopt this guidance as a change in accounting principle on a retrospective basis in the fiscal first quarter ended January 31, 2016. As of January 31, 2016 and October

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

31, 2015, we have presented debt issuance costs related to our term loans, previously reported in other assets, as direct deductions from the carrying amount of the debt liability. We also presented the debt issuance costs related to our revolving credit facility as a deferred asset within other assets, as permitted by ASU 2015-15, Imputation of Interest, which was issued in August 2015. Such adoption did not have a material impact to our consolidated financial position.

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

•
Revenue recognition - We recognize product net sales, net of discounts, returns and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical medical devices, surgical instruments, accessories, diagnostic products and services, this primarily occurs when title and risk of ownership transfers to our customers, and/or when services are rendered. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. We record taxes collected from customers on a net basis, as these taxes are not included in net sales.

•
Net realizable value of inventory - In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of saleability. We reduce the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, five to seven months of inventory on hand to maintain high customer service levels given the complexity of our contact lens and women's health care product portfolios.

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2016, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2015 and concluded that we had no impairment of goodwill in that year.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In fiscal 2016 and 2015, we performed qualitative assessments to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trademarks

Aquaform®, Avaira®, Biofinity®, MyDay® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™, FIPS™, Avaira VitalityTM and A Quality of Life Company™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed.

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

We are also exposed to risks associated with changes in interest rates, as the interest rate on our senior unsecured syndicated credit facilities, including the revolving Credit Agreement and term loans, may vary with the federal funds rate and London Interbank Offered Rate (LIBOR). We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt.

On March 1, 2016, we entered into a new syndicated Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. The new agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. The 2016 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015 and the outstanding amounts under the previous credit agreement. We also used funds from the new term loan to partially repay outstanding amounts under the term loans entered into on August 4, 2014 and September 12, 2013 and for general corporate purposes. At October 31, 2016, we had $999.8 million available under the revolving credit facility and $830.0 million outstanding under the term loan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, without premium or penalty. At October 31, 2016, $207.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. At October 31, 2016, $285.0 million remained outstanding on this term loan.

See Note 5. Debt for additional information.

October 31, (In millions)	2016	2015
Short-term debt	$17.1	$240.4
Current portion of long-term debt	209.3	3.4
Long-term debt	1,107.4	1,105.4
Total	$1,333.8	$1,349.2
At October 31, 2016, the scheduled maturities of our fixed and variable rate long-term debt obligations, their weighted average interest rates and their estimated fair values were as follows:

Expected Maturity Date Fiscal Year ($ in millions)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—
Variable interest rate	$—	$281.2	$—	$—	$830.2	$—	$1,111.4	$1,111.4
Average interest rate	—	1.8%	—	—	1.8%	—

As the table incorporates only those exposures that existed as of October 31, 2016, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2016, we had no interest rate swap outstanding. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by about $11.1 million. For further information about our debt, see Item 1A. Risk Factors and Note 1 and Note 5 to the consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Cooper Companies, Inc.:
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. We also have audited the Company’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

San Francisco, California
December 22, 2016

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In thousands, except per share amounts)	2016	2015	2014
Net sales	$1,966,814	$1,797,060	$1,717,776
Cost of sales	793,735	726,798	626,206
Gross profit	1,173,079	1,070,262	1,091,570
Selling, general and administrative expense	722,798	712,543	683,115
Research and development expense	65,411	69,589	66,259
Amortization of intangibles	60,790	51,459	35,710
Operating income	324,080	236,671	306,486
Interest expense	26,190	18,103	7,965
Other expense, net	2,257	3,083	1,987
Income before income taxes	295,633	215,485	296,534
Provision for income taxes	20,699	10,341	24,705
Net income	274,934	205,144	271,829
Less: net income attributable to noncontrolling interests	1,017	1,621	1,973
Net income attributable to Cooper stockholders	$273,917	$203,523	$269,856
Earnings per share attributable to Cooper stockholders - basic	$5.65	$4.20	$5.61
Earnings per share attributable to Cooper stockholders - diluted	$5.59	$4.14	$5.51
Number of shares used to compute earnings per share attributable to Cooper stockholders:
Basic	48,520	48,452	48,061
Diluted	49,026	49,179	48,960
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended October 31, (In thousands)	2016	2015	2014
Net income	274,934	205,144	$271,829
Other comprehensive (loss) income:
Foreign currency translation adjustment	(289,648)	(79,424)	(87,763)
Change in value of derivative instruments, net of tax provision of $0, $30 and $630, respectively	—	47	986
Change in minimum pension liability, net of tax (benefit) of $(5,331), $(3,908), and $(2,348), respectively	(8,309)	(6,084)	(3,643)
Other comprehensive loss	(297,957)	(85,461)	(90,420)
Comprehensive (loss) income	(23,023)	119,683	181,409
Less: comprehensive income attributable to noncontrolling interests	990	533	733
Comprehensive (loss) income attributable to Cooper stockholders	$(24,013)	$119,150	$180,676
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In thousands)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$100,817	$16,426
Trade accounts receivable, net of allowance for doubtful accounts of $8,517 at October 31, 2016 and $5,956 at October 31, 2015	291,370	282,918
Inventories	417,696	419,692
Deferred tax assets	47,103	41,731
Prepaid expense and other current assets	77,472	80,661
Total current assets	934,458	841,428
Property, plant and equipment, at cost	1,603,243	1,650,730
Less: accumulated depreciation and amortization	725,571	683,633
	877,672	967,097
Goodwill	2,164,748	2,197,077
Other intangibles, net	441,086	411,090
Deferred tax assets	6,107	4,510
Other assets	51,847	38,662
	$4,475,918	$4,459,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$226,325	$243,803
Accounts payable	107,386	116,912
Employee compensation and benefits	77,717	67,373
Other current liabilities	125,027	140,694
Total current liabilities	536,455	568,782
Long-term debt	1,107,448	1,105,408
Deferred tax liabilities	37,532	31,016
Accrued pension liability and other	94,448	80,754
Total liabilities	1,775,883	1,785,960
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1,000; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120,000; issued 52,075 at October 31, 2016 and 51,558 at October 31, 2015	5,208	5,156
Additional paid-in capital	1,493,965	1,434,705
Accumulated other comprehensive loss	(489,600)	(191,643)
Retained earnings	2,050,443	1,779,440
Treasury stock at cost: 3,290 shares at October 31, 2016 and October 31, 2015	(360,149)	(360,149)
Total Cooper stockholders' equity	2,699,867	2,667,509
Noncontrolling interests	168	6,395
Stockholders’ equity	2,700,035	2,673,904
	$4,475,918	$4,459,864
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In thousands)	Shares	Amount	Shares	Amount
Balance at October 31, 2013	47,995	$4,800	2,340	$234	$1,329,329	$(15,762)	$1,311,851	$(225,917)	$18,959	$2,423,494
Net income attributable to Cooper stockholders	—	—	—	—	—	—	269,856	—	—	269,856
Other comprehensive loss, net of tax	—	—	—	—	—	(90,420)	—	—	—	(90,420)
Issuance of common stock for stock plans	720	72	(72)	(7)	1,487	—	—	7,033	—	8,585
Treasury stock repurchase	(572)	(57)	572	57	—	—	—	(75,778)	—	(75,778)
Tax benefit from exercise of stock options	—	—	—	—	19,469	—	—	—	—	19,469
Dividends on common stock	—	—	—	—	—	—	(2,884)	—	—	(2,884)
Share-based compensation expense	—	—	—	—	36,515	—	—	—	—	36,515
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,370)	(2,370)
Noncontrolling interests	—	—	—	—	—	—	—	—	1,973	1,973
Balance at October 31, 2014	48,143	$4,815	2,840	$284	$1,386,800	$(106,182)	$1,578,823	$(294,662)	$18,562	$2,588,440
Net income attributable to Cooper stockholders	—	—	—	—	—	—	203,523	—	—	203,523
Other comprehensive loss, net of tax	—	—	—	—	—	(85,461)	—	—	—	(85,461)
Issuance of common stock for stock plans	593	59	(18)	(2)	(6,690)	—	—	1,817	—	(4,816)
Treasury stock repurchase	(468)	(47)	468	47	—	—	—	(67,304)	—	(67,304)
Tax benefit from exercise of stock options	—	—	—	—	18,268	—	—	—	—	18,268
Dividends on common stock	—	—	—	—	—	—	(2,906)	—	—	(2,906)
Share-based compensation expense	—	—	—	—	32,879	—	—	—	—	32,879
Purchase of shares from noncontrolling interests	—	—	—	—	3,448	—	—	—	(11,518)	(8,070)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(714)	(714)
Noncontrolling interests	—	—	—	—	—	—	—	—	65	65
Balance at October 31, 2015	48,268	$4,827	3,290	$329	$1,434,705	$(191,643)	$1,779,440	$(360,149)	$6,395	$2,673,904
Net income attributable to Cooper stockholders	—	—	—	—	—	—	273,917	—	—	273,917
Other comprehensive loss, net of tax	—	—	—	—	—	(297,957)	—	—	—	(297,957)
Issuance of common stock for stock plans	517	52	—	—	7,162	—	—	—	—	7,214
Tax benefit from exercise of stock options	—	—	—	—	20,908	—	—	—	—	20,908
Dividends on common stock	—	—	—	—	—	—	(2,914)	—	—	(2,914)
Share-based compensation expense	—	—	—	—	29,858	—	—	—	—	29,858
Purchase of shares from noncontrolling interests	—	—	—	—	1,332	—	—	—	(3,561)	(2,229)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(697)	(697)
Noncontrolling interests	—	—	—	—	—	—	—	—	(1,969)	(1,969)
Balance at October 31, 2016	48,785	$4,879	3,290	$329	$1,493,965	$(489,600)	$2,050,443	$(360,149)	$168	$2,700,035

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$274,934	$205,144	$271,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	198,274	191,403	138,201
Share-based compensation expense	29,858	32,879	36,515
Loss on disposal of property, plant and equipment	30,607	42,415	9,814
Deferred income taxes	(10,725)	5,582	(16,005)
Excess tax benefit from share-based compensation awards	(19,801)	(17,300)	(19,300)
Provision for doubtful accounts	2,561	(69)	764
Change in assets and liabilities:
Accounts receivable	1,645	(4,528)	(5,167)
Inventories	12,249	(37,357)	(7,582)
Other assets	(5,171)	(22,595)	(13,468)
Accounts payable	(10,465)	10,108	1,288
Accrued liabilities	9,065	(10,658)	34,017
Accrued income taxes	(8,920)	(4,342)	18,098
Other long-term liabilities	5,526	288	5,819
Cash provided by operating activities	509,637	390,970	454,823
Cash flows from investing activities:
Purchases of property, plant and equipment	(152,640)	(243,023)	(238,065)
Acquisitions of businesses, net of cash acquired, and other	(266,139)	(44,924)	(1,109,702)
Insurance proceeds received	—	—	1,359
Cash used in investing activities	(418,779)	(287,947)	(1,346,408)
Cash flows from financing activities:
Proceeds from long-term debt	1,577,300	1,201,300	2,561,700
Repayments of long-term debt	(1,460,402)	(1,372,129)	(1,666,441)
Net (repayments of) proceeds from short-term debt	(131,857)	184,787	(7,331)
Payment of loan notes issued for Sauflon acquisition	—	(51,208)	—
Repurchase of common stock	—	(67,304)	(75,778)
Net proceeds (payments) related to share-based compensation awards	7,214	(4,816)	8,585
Excess tax benefit from share-based compensation awards	19,801	17,300	19,300
Purchase of Origio shares from noncontrolling interests	(2,229)	(8,070)	—
Dividends on common stock	(2,914)	(2,906)	(2,884)
Debt issuance costs	(12,583)	—	(925)
Distributions to noncontrolling interests	(697)	(1,110)	(2,438)
Payment of contingent consideration	(500)	(3,231)	(3,819)
Proceeds from construction allowance	5,485	710	12,196
Cash (used in) provided by financing activities	(1,382)	(106,677)	842,165
Effect of exchange rate changes on cash and cash equivalents	(5,085)	(5,142)	(2,751)
Net increase (decrease) in cash and cash equivalents	84,391	(8,796)	(52,171)
Cash and cash equivalents at beginning of year	16,426	25,222	77,393
Cash and cash equivalents at end of year	$100,817	$16,426	$25,222
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$23,738	$14,035	$4,149
Income taxes	$29,376	$12,167	$15,918
Litigation settlement charges	$—	$17,000	$—

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

Year Ended October 31, (In thousands)	2014
On August 6, 2014, The Cooper Companies, Inc. acquired all of the issued share capital of Sauflon Pharmaceuticals Limited for total consideration of approximately $1.13 billion. Liabilities were assumed as follows:

Supplemental disclosures of non-cash investing activities:
Fair value of assets acquired	$1,305,828
Less:
Cash paid, net of cash acquired	1,063,077
Loan notes issued (1)	57,954
Liabilities assumed	$184,797

(1) The loan notes issued at acquisition were fully paid in fiscal 2015.

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

•
Revenue recognition - We recognize product net sales, net of discounts, returns and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical's medical devices, surgical instruments, accessories, diagnostic products and services, this primarily occurs when title and risk of ownership transfers to our customers, and/or when services are rendered. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, rebates and specifically established customer product return programs. We record taxes collected from customers on a net basis, as these taxes are not included in net sales.

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

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

standards. We performed our annual impairment test in our fiscal third quarter of 2016, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2015 and concluded that we had no impairment of goodwill in that year.
In fiscal 2016 and 2015, we performed qualitative assessments to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the two-step impairment test will be performed.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Accounting Pronouncements Issued and Not Yet Adopted

In October 2016, the FASB issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU changes the timing of the recognition of the income tax consequences of non-inventory transfers which under current guidance defers the income tax consequences until the asset is sold to an outside party or otherwise recognized. The guidance for the amendments of ASU 2016-16 requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. We are currently evaluating the impact of ASU 2016-16 which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2018.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of ASU 2016-02, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2019.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We elected to early adopt this guidance as a change in accounting principle on a retrospective basis in the fiscal first quarter ended January 31, 2016. As of January 31, 2016 and October 31, 2015, we have presented debt issuance costs related

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

to our term loans, previously reported in other assets, as direct deductions from the carrying amount of the debt liability. We also presented the debt issuance costs related to our revolving credit facility as a deferred asset within other assets, as permitted by ASU 2015-15, Imputation of Interest, which was issued in August 2015. Such adoption did not have a material impact to our consolidated financial position.

Consolidation

The financial statements in this report include the accounts of all of Cooper's consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into United States dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into United States dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other expense and income a net foreign exchange loss of $1.6 million for fiscal 2016, $3.5 million for fiscal 2015, and $2.9 million for fiscal 2014.

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

We are also exposed to risks associated with changes in interest rates, as the interest rate on our credit agreements vary. To mitigate this risk, we may hedge portions of our variable rate debt by swapping those portions to fixed rates. We only enter into derivative financial instruments with institutions with which we have an International Swap Dealers Association (ISDA) agreement in place. When applicable, we record interest rate derivatives as net on our Consolidated Balance Sheet, in accordance with derivative accounting. When we net or set-off our interest rate derivative obligations, only the net asset or liability position will be credit affected. We had no outstanding interest rate swaps at October 31, 2016. Since ISDA agreements are signed between the Company and each respective financial institution, netting is permitted on a per institution basis only. On an ongoing basis, we monitor counterparty credit ratings. We consider our credit non-performance risk to be minimal because we award and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

disperse derivatives business between multiple commercial institutions that have at least an investment grade credit rating.

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

Long-lived Assets

We review long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset group are compared to the asset group's carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Inventories

October 31, (In millions)	2016	2015
Raw materials	$86.0	$80.9
Work-in-process	12.6	14.5
Finished goods	319.1	324.3
	$417.7	$419.7
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Property, Plant and Equipment

October 31, (In millions)	2016	2015
Land and improvements	$18.2	$19.8
Buildings and improvements	259.9	226.1
Machinery and equipment	1,171.1	1,085.1
Construction in progress	154.1	319.7
Less: Accumulated depreciation	725.6	683.6
	$877.7	$967.1

Property, plant and equipment are stated at cost. We compute depreciation using the straight-line method in amounts sufficient to write off depreciable assets over their estimated useful lives. We amortize leasehold improvements over their estimated useful lives or the period of the related lease, whichever is shorter. We depreciate buildings over 30 to 40 years and machinery and equipment over 3 to 15 years.

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had capitalized interest included in construction in progress of $3.1 million and $6.2 million for the years ended October 31, 2016 and 2015, respectively.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method.

Treasury Stock

We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2016 and 2015, the number of shares in treasury was 3,290,318 and 3,290,318, respectively. No shares were purchased during the year ended October 31, 2016, and 467,539 shares were purchased during the year ended October 31, 2015. See Note 8 for additional information on the share repurchase program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2. Acquisitions
Fiscal Year 2016
On September 6, 2016, we completed the acquisition of Soflex, an Israel based manufacturer and distributor of soft contact lenses. The fair value of the consideration transferred for the acquisition was approximately $15.1 million, $14.3 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $7.8 million in identifiable intangible assets, consisting of $6.7 million for customer relationships, $1.0 million for trade names and $0.1 million for non-compete agreement; $9.0 million in goodwill; and $1.7 million in identifiable net liabilities. We are in the process of finalizing information related to assets, liabilities, income taxes and the corresponding effect on goodwill.

On May 31, 2016 we completed the acquisition of Reprogenetics UK, a UK based genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process. The fair value of the consideration transferred for the acquisition was approximately $11.7 million, $11.4 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $6.3 million in identifiable intangible assets, consisting of $5.1 million for customer relationships and $1.2 million for trade names; $5.6 million in goodwill; and $0.2 million in identifiable net liabilities. We are in the process of finalizing information related to income taxes and the corresponding effect on goodwill.
On May 25, 2016, we completed the acquisition of Recombine Inc., a U.S. based clinical genetic testing company specializing in carrier screening. The fair value of the consideration transferred for the acquisition was approximately $84.9 million, $84.4 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $30.0 million in identifiable intangible assets, consisting of $23.1 million for technology, $2.4 million for customer relationships and $4.5 million for trade names; $65.4 million in goodwill; and $10.5 million in identifiable net liabilities. We are in the process of finalizing information related to certain assets, income taxes and the corresponding effect on goodwill.
On May 4, 2016, we completed the acquisition of Kivex Biotec A/S (K-Systems), a Danish manufacturer and distributor of equipment for IVF clinics. The fair value of the consideration transferred for the acquisition was approximately $11.7 million, $11.5 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $5.4 million in identifiable intangible assets, consisting of $3.6 million for Technology, $1.0 million for trade names and $0.8 million for customer relationships; $5.6 million in goodwill; and $0.7 million in identifiable net tangible assets. We are in the process of finalizing information related to income taxes and the corresponding effect on goodwill.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On December 17, 2015, we completed the acquisition of Research Instruments Limited, a UK manufacturer and supplier of IVF medical devices and systems. The fair value of the consideration transferred for the acquisition was approximately $53.6 million in cash, $50.0 million net of cash acquired. Our allocation of the fair value of the purchase price includes $10.3 million in identifiable intangible assets, consisting of $6.2 million for developed technology, $2.2 million of trade names and $1.9 million for customer relationships; $35.8 million in goodwill; and $7.6 million in identifiable net tangible assets.
Fiscal Year 2015

On August 7, 2015, we completed the acquisition of Reprogenetics LLC, a U.S. based genetics laboratory specializing in PGS and PGD used during the IVF process. The fair value of the consideration transferred for the acquisition was approximately $47.7 million in cash, $44.1 million net of cash acquired. Our allocation of the fair value of the purchase price includes $24.2 million in identifiable intangible assets, consisting of $21.0 million for customer relationships and $3.2 million of trade name; $16.9 million in goodwill; and $6.6 million in identifiable net tangible assets.

We believe these acquisitions strengthen CooperSurgical's business through the addition of new or complementary products and services within IVF and our genetic testing platform.

The pro forma results of operations of these acquisitions have not been presented because the effects of the business combinations described above, individually and in the aggregate, were not material to our consolidated results of operations.
Fiscal Year 2014
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include product and equipment rationalization, workforce reductions and consolidation of duplicative facilities. As of October 31, 2016, our activities related to this restructuring and integration plan were complete. The total restructuring costs under this plan were $148.3 million.

In fiscal 2016, we recorded in cost of sales $56.4 million of expense, arising from production-related asset disposals, accelerated depreciation on equipment, and inventory rationalization, primarily related to older lens products, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales $1.1 million of employee termination costs. We recorded in selling, general and administrative expense a reduction of $1.1 million due to decreased expected employee termination payments; and we recorded $0.2 million of expense for lease termination costs. In addition, CooperVision incurred $10.0 million of integration costs in fiscal 2016, included in operating expenses.

In fiscal 2015, we recorded in cost of sales $57.7 million of expense, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales $4.0 million of employee termination costs. We recorded in selling, general and administrative expense a reduction of $7.2 million, as a result of decreased estimates in expected employee termination costs and voluntary terminations; and we recorded $0.4 million of expense for lease termination costs. We recorded in research and development expense $0.7 million of employee termination costs. In addition, CooperVision incurred $35.2 million of integration costs in fiscal 2015, included in operating expenses.

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

A summary of the total restructuring costs by major component recognized for the fiscal years ended October 31, 2016, October 31, 2015, and October 31, 2014, is as follows:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Amounts incurred in:
Year ended October 31, 2014	$20.3	$0.5	$15.3	$36.1
Year ended October 31, 2015	(2.5)	0.4	57.7	55.6
Year ended October 31, 2016	—	0.2	56.4	56.6
Cumulative amounts as of October 31, 2016	$17.8	$1.1	$129.4	$148.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the restructuring activities by major component:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Additions during fiscal 2014	$20.3	$0.5	$15.3	$36.1
Payments during the fiscal year	(0.4)	—	—	(0.4)
Non-cash adjustments (b)	—	—	(15.3)	(15.3)
Balance at October 31, 2014	$19.9	$0.5	$—	$20.4
(Reductions) additions during fiscal 2015	(2.5)	0.4	57.7	55.6
Payments during the fiscal year	(9.0)	(0.4)	—	(9.4)
Non-cash adjustments (a) (b)	0.2	(0.2)	(57.7)	(57.7)
Balance at October 31, 2015	$8.6	$0.3	$—	$8.9
Additions during fiscal 2016	—	0.2	56.4	56.6
Payments during the fiscal year	(5.2)	(0.2)	—	(5.4)
Non-cash adjustments (a) (b)	(0.6)	—	(56.4)	(57.0)
Balance at October 31, 2016	$2.8	$0.3	$—	$3.1
(a) Non-cash adjustments for employee-related and facilities-related costs represent currency translation adjustment.
(b) Non-cash adjustments for product rationalization represent equipment disposals, inventory write-offs and accelerated depreciation.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4. Intangible Assets
Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2014	$1,861.5	$359.4	$2,220.9
Net (reductions) additions during the year ended October 31, 2015	(1.2)	17.4	16.2
Translation	(32.7)	(7.3)	(40.0)
Balance as of October 31, 2015	$1,827.6	$369.5	$2,197.1
Net additions during the year ended October 31, 2016	9.1	156.9	166.0
Translation	(190.3)	(8.1)	(198.4)
Balance as of October 31, 2016	$1,646.4	$518.3	$2,164.7

Of the October 31, 2016 goodwill balance, $117.9 million for CooperSurgical and $19.7 million for CooperVision is expected to be deductible for tax purposes.
Other Intangible Assets

	As of October 31, 2016		As of October 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period
					(In years)
Trademarks	$36.6	$6.8	$23.7	$4.4	12
Technology	354.8	139.3	318.9	114.7	11
Customer relationships	285.7	121.9	247.0	104.5	13
License and distribution rights and other	65.8	33.8	71.7	26.6	9
	742.9	$301.8	661.3	$250.2	12
Less accumulated amortization and translation	301.8		250.2
Other intangible assets, net	$441.1		$411.1
Included in Technology at October 31, 2016, is $7.4 million of acquired in-process research and development from Sauflon that is not amortized. Included in Technology at October 31, 2015 is $39.5 million of acquired in-process research and development from Sauflon, of which $2.3 million was written off and $29.8 million has been placed in service in during fiscal 2016. See Note 2. Acquisitions for additional information on acquired intangible assets from Sauflon.
We estimate that amortization expense for our existing other intangible assets will be approximately $58.5 million in fiscal 2017, $56.5 million in fiscal 2018, $54.2 million in fiscal 2019, $44.7 million in fiscal 2020 and $43.1 million in fiscal 2021.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5. Debt

October 31, (In millions)	2016	2015
Short-term:
Overdraft and other credit facilities	$17.1	$240.4
Current portion of long-term debt	210.7	3.8
Less: unamortized debt issuance cost	(1.5)	(0.4)
	$226.3	$243.8
Long term:
Credit Agreement	$—	$109.0
Term loans	1,111.2	996.3
Other	0.2	0.5
Less: unamortized debt issuance cost	(4.0)	(0.4)
	$1,107.4	$1,105.4

Annual maturities of long-term debt as of October 31, 2016, are as follows:

Year (In millions)
2017	$—
2018	$281.2
2019	$—
2020	$—
2021	$830.2
Thereafter	$—
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

The 2016 Credit Agreement replaced our previous Credit Agreement that was entered into on January 12, 2011 (2011 Credit Agreement), and we terminated the 2011 Credit Agreement on March 1, 2016. In connection with the termination, all borrowings outstanding under the 2011 Credit Agreement were repaid and all letters of credit outstanding were transferred to the 2016 Credit Agreement. We did not incur any termination or prepayment penalties with respect to replacing the 2011 Credit Agreement. We used funds from the new term loan to repay the $200.0 million outstanding principal amount of the two uncommitted revolving lines of credit, entered into on March 24, 2015, as well as to partially repay outstanding amounts under the term loans entered into on August 4, 2014, and September 12, 2013, and for general corporate purposes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amounts outstanding under the 2016 Credit Agreement will bear interest, at our option, at either the base rate, or the adjusted LIBO rate or adjusted foreign currency rate (each as defined in the 2016 Credit Agreement), plus, in each case, an applicable rate of between 0.00% and 0.75%, in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted LIBO rate or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the 2016 Credit Agreement.

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

Pursuant to the terms of the 2016 Credit Agreement and the Term Loan Agreements discussed below, we are also required to maintain specified financial ratios:

•	Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.

•	Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.

At October 31, 2016, we were in compliance with the Interest Coverage Ratio at 24.27 to 1.00 and the Total Leverage Ratio at 1.95 to 1.00.

At October 31, 2016, we had $830.0 million outstanding under the term loan and $999.8 million available under the revolving credit agreement.
Uncommitted Revolving Lines of Credit on March 24, 2015
On March 24, 2015, we entered into two uncommitted line of credit agreements with TD Bank, N.A. and Santander Bank, N.A. These lines of credit had a termination date of March 24, 2016, and each provided revolving loan amounts to Cooper of up to $100.0 million, at the lender's option, with maturity dates of up to ninety days from the loan origination date. Amounts outstanding under these agreements bear interest at a rate equal to LIBOR for the period plus, 0.9%, payable in arrears on the last day of the period, as defined in the agreements. In the fiscal second quarter of 2016, in connection with the refinancing discussed above, we repaid the full outstanding principal amount of the two uncommitted revolving lines of credit and terminated both lines of credit.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$700 million Term Loan and $300 million Term Loan

On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent (2014 Term Loan Agreement). In August 2014, we utilized this facility to fund the acquisition of Sauflon, as well as to provide working capital and for general corporate purposes. We repaid $493.0 million of the outstanding balance in fiscal 2016 using the funds from the 2016 Credit Agreement, as well as from cash provided by operations.

On March 1, 2016, we entered into an Amendment and Restatement Agreement (A/R 2014 Term Loan Agreement) to amend and restate in its entirety the 2014 Term Loan Agreement, as amended previously by Amendment No. 1 dated as of August 21, 2015. The A/R 2014 Term Loan Agreement modifies certain provisions of the 2014 Term Loan Agreement to, among other things, conform certain restrictive covenants and events of default to the restrictive covenants and events of default contained in our new 2016 Credit Agreement. The 2014 Term Loan will mature and the balance is payable on August 4, 2017. The 2014 Term Loan has no amortization of principal and we may prepay loan balances from time to time, in whole or in part, without premium or penalty.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent (2013 Term Loan Agreement). On March 1, 2016, we entered into an Amendment and Restatement Agreement (A/R 2013 Term Loan Agreement) to amend and restate in its entirety the 2013 Term Loan Agreement, as amended previously by Amendment No. 1 dated as of June 30, 2014, Amendment No. 2 dated as of August 4, 2014 and Amendment No. 3 dated as of August 21, 2015. The A/R 2013 Term Loan Agreement modifies certain provisions of the 2013 Term Loan Agreement to, among other things, conform certain restrictive covenants and events of default to the restrictive covenants and events of default contained in our new 2016 Credit Agreement. The 2013 Term Loan will mature on September 12, 2018, and will be subject to amortization of principal of 5.0% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity. In fiscal second quarter of 2016, we repaid $15.0 million of the outstanding balance using the funds from the 2016 Credit Agreement.

Amounts outstanding under the 2014 and 2013 A/R Term Loan Agreements (Term Loan Agreements) will bear interest, at our option, at either the base rate, or the adjusted LIBO rate (each as defined in the Term Loan Agreements), plus, in each case, an applicable rate of between 0.00% and 0.50% in respect of base rate loans and between 0.75% and 1.50% in respect of adjusted LIBO rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the Term Loan Agreements.

The Term Loan Agreements contain customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreements, consistent with the 2016 Credit Agreement discussed above. The Term Loan Agreements also contain customary events of default, consistent with the 2016 Credit Agreement, the occurrence of which would permit the Administrative Agent to declare the principal, accrued interest and other obligations of the Company under the Term Loan Agreements to be immediately due and payable.

At October 31, 2016, we had $207.0 million outstanding under the 2014 Term Loan, and $285.0 million outstanding under the 2013 Term Loan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

European Credit Facilities

We maintain European credit facilities in the form of continuing and unconditional guarantees. The aggregate facility limit was $34.0 million and $33.2 million at October 31, 2016 and 2015, respectively. We will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2016, $0.9 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 7.4%.

In addition to these European credit facilities, we also have available certain non-guaranteed Euro-denominated overdraft facilities. The aggregate facility limit was $0.7 million and $0.7 million at October 31, 2016 and 2015, respectively. At October 31, 2016, none of this facility was utilized.

Asian Pacific Credit Facilities

We maintain Yen-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $56.9 million and $49.7 million at October 31, 2016 and 2015, respectively. We will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate or TIBOR plus a fixed spread. At October 31, 2016, $14.8 million of the combined facilities was utilized. The weighted average interest rate on the outstanding balances was 0.4%.

We maintain credit facilities for certain of our Asia Pacific subsidiaries. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $11.2 million and $10.9 million at October 31, 2016 and 2015, respectively. We will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2016, $0.5 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 3.9%.

Letters of Credit

We maintain letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on certain debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2016 and October 31, 2015 was $4.6 million and $2.5 million, respectively.

Note 6. Income Taxes

Cooper's effective tax rate (ETR) (provision for income taxes divided by pretax income) for fiscal 2016 was 7.0% and fiscal 2015 was 4.8%. The increase in the ETR in fiscal 2016 compared to fiscal 2015 was due to an increase in foreign nondeductible integration and transaction expenses, partially offset by renewal of the R&D tax credit and lower state income taxes. The decrease in the ETR in fiscal 2015 compared to fiscal 2014 of 8.3%, was primarily due to discrete items including the renewal of the R&D tax credit in the United States and increase in integration activities.

The ETR is below the United States statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates. The ratio of domestic income to worldwide income significantly impacts our overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of income from continuing operations before income taxes and extraordinary items and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In millions)	2016	2015	2014
Income before income taxes:
United States	$31.5	$31.9	$32.5
Foreign	264.1	183.6	264.0
	$295.6	$215.5	$296.5
Income tax provision	$20.7	$10.3	$24.7

The income tax provision (benefit) related to income from continuing operations in our Consolidated Statements of Income consists of:

Years Ended October 31, (In millions)	2016	2015	2014
Current:
Federal	$14.6	$0.2	$23.0
State	1.3	1.2	1.1
Foreign	15.5	3.3	16.6
	31.4	4.7	40.7

Deferred:
Federal	(3.9)	12.0	(5.3)
State	(0.7)	(0.5)	(0.9)
Foreign	(6.1)	(5.9)	(9.8)
	(10.7)	5.6	(16.0)
Income tax provision	$20.7	$10.3	$24.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In millions)	2016	2015	2014
Computed expected provision for taxes	$103.5	$75.4	$103.8
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(81.2)	(72.6)	(85.5)
State taxes, net of federal income tax benefit	1.2	1.4	0.8
Foreign source income subject to United States tax	—	—	0.5
Research and development credit	(1.2)	(0.7)	(0.1)
Incentive stock option compensation and non-deductible employee compensation	0.5	0.4	0.4
Tax accrual adjustment	(5.0)	3.8	3.8
Other, net	2.9	2.6	1.0
Actual provision for income taxes	$20.7	$10.3	$24.7

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

October 31, (In millions)	2016	2015
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$3.3	$1.3
Inventories	6.2	4.9
Litigation settlements	0.5	0.2
Accrued liabilities, reserves and compensation accruals	50.3	43.1
Share-based compensation expenses	24.5	26.4
Net operating loss carryforwards	2.7	2.8
Plant and equipment	0.4	4.4
Research and experimental expenses - Section 59(e)	6.7	2.6
Tax credit carryforwards	1.8	1.1
Total gross deferred tax assets	96.4	86.8
Less valuation allowance	(13.3)	(13.4)
Deferred tax assets	83.1	73.4
Deferred tax liabilities:
Tax deductible goodwill	(29.5)	(26.5)
Transaction costs	(1.1)	(1.1)
Foreign deferred tax liabilities	(5.6)	(6.6)
Other intangible assets	(31.2)	(24.0)
Total gross deferred tax liabilities	(67.4)	(58.2)
Net deferred tax assets	$15.7	$15.2

Current deferred tax liabilities of $4 thousand at October 31, 2016, and $4 thousand at October 31, 2015, are included in other accrued liabilities on the balance sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at October 31, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

For the year ended October 31, 2014, we recorded in purchase accounting deferred tax assets in connection with our acquisition of Sauflon Pharmaceuticals, Ltd., and subsidiaries. A valuation allowance of $13.5 million was set up against Sauflon Hungary's development tax credits.

A valuation allowance of $13.3 million and $13.4 million was recorded against our gross deferred tax asset balance as of October 31, 2016, and October 31, 2015, respectively.

As of October 31, 2016, there was approximately $2.1 billion of undistributed earnings in our foreign subsidiaries which we have not provided for federal income tax since we intend to reinvest this amount outside the United States indefinitely.

At October 31, 2016, we had federal net operating loss carryforwards of $0.3 million and state net operating loss carryforwards of $38.9 million. We also had federal net operating loss carryforwards of $8.0 million related to share based compensation exercises as of October 31, 2016. A tax benefit and a credit to additional paid-in capital for the excess deduction would not be recognized until such deduction reduces taxes payable. Additionally, we had $7.0 million of federal alternative minimum tax credits, $6.6 million of federal research credits and $1.3 million of California research credits. The federal net operating loss and federal research credits carryforwards expire on various dates between 2029 through 2036, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2019 through 2036, and the California research credits carry forward indefinitely. The net operating loss and other tax credits may be subject to certain limitations upon utilization under Section 382 of the Internal Revenue Code.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

(In millions)
Balance at October 31, 2014	$31.4
Increase from prior year's UTB's	—
Increase from current year's UTB's	18.7
UTB (decrease) from expiration of statute of limitations	(9.8)
Balance at October 31, 2015	40.3
Increase from prior year's UTB's	4.5
Increase from current year's UTB's	6.7
UTB (decrease) from expiration of statute of limitations	(11.6)
Balance at October 31, 2016	$39.9

As of October 31, 2016, we had unrecognized tax benefits of $29.7 million, including $3.7 million of related accrued interest and penalties that, if recognized, would affect our effective tax rate. It is our policy to recognize interest and penalties directly related to incomes taxes as additional income tax expense.

Included in the balance of unrecognized tax benefits at October 31, 2016, is $1.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing and other items.

We are required to file income tax returns in the United States federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. As of October 31, 2016, the tax years for which we remain subject to United States federal income tax assessment upon examination are 2013 through 2015, as well as other major tax jurisdictions including the United Kingdom, Japan and France. We remain subject to income tax examinations in Australia for the tax years 2012 through 2015.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7. Earnings Per Share

Years Ended October 31,
(In millions, except per share amounts)	2016	2015	2014
Net income attributable to Cooper stockholders	$273.9	$203.5	$269.9
Basic:
Weighted average common shares	48.5	48.5	48.1
Basic earnings per share attributable to Cooper stockholders	$5.65	$4.20	$5.61
Diluted:
Weighted average common shares	48.5	48.5	48.1
Effect of dilutive stock options	0.5	0.7	0.9
Diluted weighted average common shares	49.0	49.2	49.0
Diluted earnings per share attributable to Cooper stockholders	$5.59	$4.14	$5.51
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2016	2015	2014

Stock option shares excluded	392	123	138
Range of exercise prices	$131.60-$162.69	$162.28	$119.89
Restricted stock units excluded	2	1	1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In millions)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2013	$(4.6)	$(1.1)	$(10.1)	$(15.8)
Gross change in value for the period	(87.8)	(0.1)	(5.9)	(93.8)
Reclassification adjustments for loss realized in income	—	1.7	—	1.7
Tax effect for the period	—	(0.6)	2.3	1.7
Balance at October 31, 2014	$(92.4)	$(0.1)	$(13.7)	$(106.2)
Gross change in value for the period	$(79.4)	$—	$(10.0)	$(89.4)
Reclassification adjustments for loss realized in income	—	0.1	—	0.1
Tax effect for the period	—	—	3.9	3.9
Balance at October 31, 2015	$(171.8)	$—	$(19.8)	$(191.6)
Gross change in value for the period	$(289.6)	$—	$(13.7)	$(303.3)
Tax effect for the period	—	—	5.3	5.3
Balance at October 31, 2016	$(461.4)	$—	$(28.2)	$(489.6)
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
We did not repurchase any shares under the 2012 Share Repurchase Program during the fiscal year ended October 31, 2016.
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
Cash Dividends
In fiscal 2016 and 2015, we paid semiannual dividends of 3 cents per share: an aggregate of $1.4 million or 3 cents per share on February 9, 2016, to stockholders of record on January 22, 2016; $1.5 million or 3 cents per share on August 5, 2016, to stockholders of record on July 22, 2016; $1.4 million or 3 cents per share on February 9, 2015, to stockholders of record on January 23, 2015; $1.5 million or 3 cents per share on August 6, 2015, to stockholders of record on July 24, 2015.

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

Note 9. Stock Plans

At October 31, 2016, Cooper had the following share-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, we received stockholder approval of the 2006 Directors Plan. The Plan was subsequently amended and restated, and approved by stockholders, in March 2009 and again in March 2011. The Board of Directors further amended the Second Amended and Restated 2006 Directors Plan in October 2011, October 2012, October 2013 and October 2016.

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

As amended, the Second Amended and Restated 2006 Directors Plan provides for annual equity award grants to Non-Employee Directors on November 15 of each fiscal year, and awards will vest on the first anniversary of the date of grant. Each Non-Employee Director may be awarded equity in the form of stock options, restricted stock or restricted stock units, or a combination of award types, with a total grant value of $270,000, or $285,500 in the case of the Lead Director and $297,000 in the case of the Chairman of the Board.

When the equity award is in the format of stock options, options expire no more than 10 years after the grant date and the options will vest on the first anniversary of the date of grant. When the equity award is in the format of restricted stock, each Non-Employee Director may be awarded the right to purchase shares for $0.10 per share and the restrictions on the restricted stock will lapse on the first anniversary of the date of grant. If the equity award is in the format of restricted stock units, there is no purchase price applied and the units will vest and be released on the first anniversary of the date of grant.

As of October 31, 2016, 152,670 shares remained available under the 2006 Directors' Plan for future grants.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2007 Long-Term Incentive Plan (2007 LTIP)

In March 2007, we received stockholder approval of the 2007 LTIP. The 2007 LTIP was subsequently amended and restated, and granted stockholder approval in March 2009, March 2011, and March 2016.

The Third Amended and Restated 2007 LTIP is designed to increase our stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. The Third Amended and Restated 2007 LTIP authorizes either our Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2026, up to 6,930,000 shares in the form of specified equity awards including stock option, restricted stock unit and performance share awards, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

During fiscal 2016, we granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Third Amended and Restated 2007 LTIP. All equity awards are granted at 100% of fair market value on the date of grant and stock options expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board of Directors or its authorized committee at their discretion. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a specified time period. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time. As of October 31, 2016, 2,010,278 shares remained available under the Third Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
The compensation cost and related tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

October 31,
(In millions)	2016	2015	2014
Selling, general and administrative expense	$26.2	$29.2	$32.4
Cost of sales	2.6	2.8	2.2
Research and development expense	1.1	0.9	1.9
Total compensation expense	$29.9	$32.9	$36.5
Related income tax benefit	$9.0	$10.2	$11.7

We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $2.6 million, $2.8 million, and $2.2 million during the fiscal years ended October 31, 2016, 2015 and 2014, respectively. Net proceeds (payments) related to share-based compensation awards for the fiscal years ended October 31, 2016, 2015 and 2014 were approximately $7.2 million, $(4.8) million and $8.6 million, respectively.

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

Years Ended October 31,	2016	2015	2014
Expected life	4.8 - 5.5 years	4.8 - 5.5 years	4.8 - 5.5 years
Expected volatility	27.6% - 27.7%	29.0% - 29.5%	31.5% - 35.3%
Risk-free interest rate	1.3% - 1.5%	1.3% - 1.5%	1.4% - 1.6%
Dividend yield	0.04%	0.04%	0.05%

The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2015	1,090,531	$79.85
Granted	393,728	$133.14
Exercised	378,871	$53.85
Forfeited or expired	—	$—
Outstanding at October 31, 2016	1,105,388	$107.74	6.66
Vested and exercisable at October 31, 2016	468,031	$74.75	4.42	$47,408,122

The weighted-average fair value of each option granted during fiscal 2016, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $37.24. The weighted-average fair value of each option granted during fiscal 2015, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $48.70. For the 2006 Directors Plan, the weighted-average fair values of options granted for fiscal 2016 and 2015 were $43.91 and $48.53, respectively. The expected requisite service period for options granted to employees in fiscal 2016 was 60 months. The total intrinsic value of options exercised during the year ended October 31, 2016 was $41.9 million.

Stock awards outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over four to five years based on market and service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in one year or upon achievement of a market condition and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period. Directors' options and restricted stock grants are expensed on the date of grant as the 2006 Directors Plan does not contain a substantive future requisite service period. As of October 31, 2016, there was $11.3 million of total unrecognized compensation cost

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.5 years.

Restricted Stock Units

RSUs granted under the 2007 LTIP have been granted at prices which are either equal to or above the market value of the stock on the date of grant and generally vest over four to five years. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2016, there was $52.3 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2015	516,206	$121.96
Granted	198,448	$132.78
Vested and issued	178,511	$104.86
Forfeited or expired	28,364	$132.20
Non-vested RSUs at October 31, 2016	507,779	$131.63

Performance Units

Performance units are granted to selected executives and other key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. The performance shares actually earned will range from zero to 150% of the target number of performance shares for performance periods ending in fiscal 2016 through fiscal 2018. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the subsequent fiscal year after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal quarter and adjustments are recorded if it is determined that the estimate of probability of award achievement has changed.

We recognize compensation expense ratably over the vesting period. As of October 31, 2016, there was $9.1 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

Performance units granted on December 11, 2013 vested on October 31, 2016 and met 100% of the target and, subject to the provisions of the plan, we expect to grant a similar performance award in our fiscal first quarter of 2017. We also granted performance unit awards on February 2, 2015 and January 29, 2016 with specific performance goals for each period ending on October 31, 2017 and October 31, 2018, respectively.

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

Beginning in fiscal 2016, we refined the method used to determine the service and interest cost components of our net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we will use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach decreased the service and interest components of our benefit costs in fiscal 2016, which was immaterial. There is no impact on the total benefit obligation. We will account for this change prospectively as a change in accounting estimate.

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2016, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2016.

Retirement Income Plan

Years Ended October 31, (In millions)	2016	2015	2014
Change in benefit obligation
Benefit obligation, beginning of year	$117.3	$101.1	$84.2
Service cost	8.9	8.8	7.1
Interest cost	4.3	4.6	4.0
Benefits paid	(2.3)	(4.7)	(1.8)
Actuarial loss (gain)	10.7	7.5	7.6
Benefit obligation, end of year	$138.9	$117.3	$101.1
Change in plan assets
Fair value of plan assets, beginning of year	$79.5	$72.2	$59.3
Actual return on plan assets	2.0	2.0	5.9
Employer contributions	10.0	10.0	8.8
Benefits paid	(2.3)	(4.7)	(1.8)
Fair value of plan assets, end of year	$89.2	$79.5	$72.2
Funded status at end of year	$(49.7)	$(37.8)	$(28.9)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2016	2015	2014
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—
Current liability	—	—	—
Noncurrent liabilities	(49.7)	(37.8)	(28.9)
Net amount recognized at year end	$(49.7)	$(37.8)	$(28.9)

Years Ended October 31, (In millions)	2016	2015	2014
Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	45.8	32.1	22.1
Accumulated other comprehensive income	$45.8	$32.1	$22.1

Years Ended October 31, (In millions)	2016	2015	2014
Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$138.9	$117.3	$101.1
Accumulated benefit obligation	$121.2	$102.6	$88.6
Fair value of plan assets	$89.2	$79.5	$72.2

Years Ended October 31, (In millions)	2016	2015	2014
Reconciliation of prepaid (accrued) pension cost
Accrued pension cost at prior fiscal year end	$(5.7)	$(6.8)	$(8.9)
Net periodic benefit cost	8.3	8.9	6.7
Contributions made during the year	10.0	10.0	8.8
Accrued pension cost at fiscal year end	$(4.0)	$(5.7)	$(6.8)

Years Ended October 31, (In millions)	2016	2015	2014
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost:
Service cost	$8.9	$8.8	$7.1
Interest cost	4.3	4.6	4.0
Expected return on plan assets	(6.6)	(6.0)	(5.0)
Amortization of transitional (asset) or obligation	—	—	—
Amortization of prior service cost	—	—	—
Recognized actuarial loss	1.7	1.5	0.6
Net periodic pension cost	$8.3	$8.9	$6.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2016	2015	2014
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss (gain)	15.4	11.5	6.7
Amortizations of net transition obligation	—	—	—
Amortizations of prior service cost	—	—	—
Amortizations of net (gain)	(1.7)	(1.5)	(0.6)
Total recognized in other comprehensive income	$13.7	$10.0	$6.1
Total recognized in net periodic benefit cost and other comprehensive income	$22.0	$18.9	$12.8

There is no estimated net transition obligation or prior service cost, but $2.7 million of estimated net loss for the plan will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Years Ended October 31,	2016	2015	2014
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost:
Projected Benefit Obligation	4.25%	4.25%	4.75%
Service Cost	4.42%	4.25%	4.75%
Interest Cost	3.70%	4.25%	4.75%
Discount rate for determining benefit obligations at year end	3.74%	4.25%	4.25%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2016	10/31/2015	10/31/2014

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 4.25%, which is similar to prior fiscal year, had been used, the projected benefit obligation would have been $126.7 million, and the accumulated benefit obligation would have been $111.2 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2016	2015	2014
Asset category
Cash and cash equivalents	4.9%	2.2%	3.0%
Corporate common stock	8.9%	9.0%	9.0%
Equity mutual funds	47.2%	52.0%	52.1%
Real estate funds	4.3%	3.3%	4.1%
Bond mutual funds	34.7%	33.5%	31.8%
Total	100.0%	100.0%	100.0%

The Plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock (may include the Company's stock), investment grade bond funds, cash, balanced funds, real estate funds, small or large cap equity funds and international equity funds. The allocation of assets will be determined by the investment manager, and will typically include 50% to 80% equities with the remainder invested in fixed income and cash. Presently, this diversified portfolio is expected to return roughly 8.0% in the long run. The expected rate of return on assets is 8.0%.

Fair Value Measurement of Plan Assets

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$4.4	$4.4	$—	$—
Corporate common stock	8.0	8.0	—	—
Equity mutual funds	42.1	42.1	—	—
Real estate funds	3.8	3.8	—	—
Bond mutual funds	30.9	30.9	—	—
Total	$89.2	$89.2	$—	$—

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Cash Flows

Contributions

The Company contributions to the pension plan were $10.0 million, $10.0 million and $8.8 million for fiscal 2016, 2015 and 2014, respectively. We closely monitor the funded status of the Plan with respect to legislative and accounting rules. We expect to make contributions of about $10.0 million during fiscal 2017.

Estimated Future Benefit Payments

Years (In millions)
2017	$2.9
2018	$3.3
2019	$3.8
2020	$4.3
2021	$4.8
2022-2026	$32.8

 Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper's contributions on account of participating employees, were $4.4 million, $4.2 million and $4.0 million for the years ended October 31, 2016, 2015 and 2014, respectively.

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

Note 11. Fair Value Measurements
As of October 31, 2016 and October 31, 2015, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving debt and term loans approximated their fair values as of October 31, 2016 and October 31, 2015 and are categorized as Level 2 of the fair value hierarchy.
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
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis using Level 2 inputs during the fiscal years 2016 and 2015, within the fair value hierarchy at October 31:

(In millions)	2016	2015
Assets:
Foreign exchange contracts	$—	$1.3
Liabilities:
Foreign exchange contracts	—	0.4
	$—	$0.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2016, were payable as follows:

(In millions)
2017	$27.4
2018	23.7
2019	21.5
2020	19.2
2021	16.4
2022 and thereafter	124.8
$233.0

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $29.9 million, $27.5 million and $25.6 million in 2016, 2015 and 2014, respectively.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company does not believe that an estimate of possible loss or a range of loss can be made at this time.

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

Total net sales include sales to customers as reported in our Consolidated Statements of Income and sales between geographic areas that are priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total net sales less cost of sales, selling, general and administrative expenses, research and development expenses, and amortization of intangible assets. Corporate operating loss is principally corporate headquarters expense. Interest expense, loss on extinguishment of debt and other income and expenses are not allocated to individual segments.
One customer, a CooperVision contact lens distributor, accounted for approximately 11% of our consolidated net revenue in the fiscal year ended October 31, 2016 and was approximately 10% in the fiscal year ended October 31, 2014. No customers accounted for 10% or more of our consolidated net revenue in the fiscal year ended October 31, 2015.
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.
The following table presents a summary of our business segment net sales:

(In millions)	2016	2015	2014
CooperVision net sales by category:
Toric lens	$480.2	$440.1	$428.6
Multifocal lens	169.8	162.1	147.0
Single-use sphere lens	403.1	357.2	306.6
Non single-use sphere and other	524.1	528.4	510.4
Total CooperVision net sales	1,577.2	1,487.8	1,392.6
CooperSurgical net sales	389.6	309.3	325.2
Total net sales	$1,966.8	$1,797.1	$1,717.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2016, follows:

(In millions)	CooperVision	CooperSurgical	Corporate	Consolidated
2016
Net sales	$1,577.2	$389.6	$—	$1,966.8
Operating income (loss)	$309.8	$60.2	$(45.9)	$324.1
Interest expense				26.2
Other expense, net				2.3
Income before income taxes				$295.6
Identifiable assets	$3,382.4	$907.1	$186.4	$4,475.9
Depreciation expense	$131.3	$5.9	$0.3	$137.5
Amortization expense	$40.1	$20.7	$—	$60.8
Capital expenditures	$142.8	$9.8	$—	$152.6
2015
Net sales	$1,487.8	$309.3	$—	$1,797.1
Operating income (loss)	$229.8	$56.1	$(49.2)	$236.7
Interest expense				18.1
Other expense, net				3.1
Income before income taxes				$215.5
Identifiable assets	$3,714.6	$674.9	$70.4	$4,459.9
Depreciation expense	$134.0	$5.6	$0.3	$139.9
Amortization expense	$36.6	$14.9	$—	$51.5
Capital expenditures	$238.3	$4.6	$0.1	$243.0
2014
Net sales	$1,392.6	$325.2	$—	$1,717.8
Operating income (loss)	$289.0	$69.0	$(51.5)	$306.5
Interest expense				8.0
Other expense, net				2.0
Income before income taxes				$296.5
Identifiable assets	$3,699.6	$646.2	$112.5	$4,458.3
Depreciation expense	$95.5	$6.5	$0.5	$102.5
Amortization expense	$22.7	$13.0	$—	$35.7
Capital expenditures	$233.6	$4.2	$0.3	$238.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2016, follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2016
Sales to unaffiliated customers	$886.5	$681.1	$399.2	$1,966.8
Sales between geographic areas	254.7	464.1	(718.8)	—
Net sales	$1,141.2	$1,145.2	$(319.6)	$1,966.8
Operating income (loss)	$77.7	$6.0	$240.4	$324.1
Long-lived assets	$464.1	$334.4	$79.2	$877.7
2015
Sales to unaffiliated customers	$811.9	$647.3	$337.9	$1,797.1
Sales between geographic areas	250.0	493.1	(743.1)	—
Net sales	$1,061.9	$1,140.4	$(405.2)	$1,797.1
Operating income (loss)	$30.7	$(37.6)	$243.6	$236.7
Long-lived assets	$494.2	$407.9	$65.0	$967.1
2014
Sales to unaffiliated customers	$773.8	$582.4	$361.6	$1,717.8
Sales between geographic areas	230.6	346.0	(576.6)	—
Net sales	$1,004.4	$928.4	$(215.0)	$1,717.8
Operating income	$47.8	$(10.3)	$269.0	$306.5
Long-lived assets	$499.2	$406.4	$31.7	$937.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016 (1)
Net sales	$449.6	$483.8	$514.7	$518.7
Gross profit	$262.0	$298.5	$316.6	$296.0
Income before income taxes	$50.7	$82.6	$93.4	$68.9
Net income attributable to Cooper stockholders	$51.4	$74.1	$87.9	$60.5
Earnings per share attributable to Cooper stockholders - basic	$1.06	$1.53	$1.81	$1.25
Earnings per share attributable to Cooper stockholders - diluted	$1.05	$1.52	$1.79	$1.23
2015 (1)
Net sales	$445.2	$434.7	$461.7	$455.5
Gross profit	$276.4	$267.7	$272.9	$253.3
Income before income taxes	$67.5	$67.0	$44.6	$36.4
Net income attributable to Cooper stockholders	$61.2	$60.7	$45.0	$36.7
Earnings per share attributable to Cooper stockholders - basic	$1.27	$1.25	$0.92	$0.76
Earnings per share attributable to Cooper stockholders - diluted	$1.25	$1.23	$0.91	$0.75

(1) Fiscal first through fourth quarters of 2016 and 2015 results include charges for integration and restructuring activities related to recent acquisitions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15. Subsequent Event

Subsequent to our fiscal year ended October 31, 2016, on November 6, 2016, CooperSurgical acquired Wallace, the in-vitro fertilization segment of Smiths Medical International, Ltd., a division of Smiths Group plc., for a purchase price of approximately $168.0 million, subject to customary closing adjustments.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2016, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2016.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2016, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” “Ownership of the Company - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - The Board of Directors,” “Corporate Governance - Ethics and Business Conduct Policy,” “Corporate Governance - Board Committees - The Audit Committee” and “Report of the Audit Committee” of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2017 (the “2017 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Report of the Organization and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Director Compensation” of the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Insiders” and “Principal Securityholders” of the “Ownership of the Company” section of the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance - Related Party Transactions,” “Proposal 1 - Election of Directors” and “Corporate Governance - The Board of Directors” of the 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2017 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2016, 2015 and 2014
Statements of Comprehensive Income for the years ended October 31, 2016, 2015 and 2014
Balance Sheets as of October 31, 2016 and 2015
Statements of Stockholders' Equity for the years ended October 31, 2016, 2015 and 2014
Statements of Cash Flows for the years ended October 31, 2016, 2015 and 2014
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2016

(In millions)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2016	$6.0	$2.5	$—	$8.5
Year Ended October 31, 2015	$6.0	$1.7	$(1.7)	$6.0
Year Ended October 31, 2014	$5.3	$1.7	$(1.0)	$6.0

(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In millions)	Balance Beginning of Year	Additions (2)	Reductions/ Charges	Balance at End of Year
Income tax valuation allowance:
Year Ended October 31, 2016	$13.4	$—	$(0.1)	$13.3
Year Ended October 31, 2015	$14.5	$—	$(1.1)	$13.4
Year Ended October 31, 2014	$1.0	$13.5	$—	$14.5

(2) During the fiscal fourth quarter of 2014, we recorded in purchase accounting deferred tax assets in connection with our acquisition of Sauflon Pharmaceuticals, Ltd., and subsidiaries. A valuation allowance of $13.5 million was set up against Sauflon Hungary's development tax credits.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2016.

THE COOPER COMPANIES, INC.

By: /s/ ROBERT S. WEISS
Robert S. Weiss
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date
/s/ ROBERT S. WEISS	President, Chief Executive Officer and Director	December 22, 2016
(Robert S. Weiss)
/s/ A. THOMAS BENDER	Chairman of the Board	December 22, 2016
(A. Thomas Bender)
/s/ ALLAN E. RUBENSTEIN, M.D.	Vice Chairman of the Board and Lead Director	December 22, 2016
(Allan E. Rubenstein)
/s/ ALBERT G. WHITE, III	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	December 22, 2016
(Albert G. White, III)	(Principal Financial Officer)
/s/ TINA MALONEY	Vice President and Corporate Controller	December 22, 2016
(Tina Maloney)	(Principal Accounting Officer)
/s/ COLLEEN E. JAY	Director	December 22, 2016
(Colleen E. Jay)
/s/ MICHAEL H. KALKSTEIN	Director	December 22, 2016
(Michael H. Kalkstein)
/s/ WILLIAM A. KOZY	Director	December 22, 2016
(William A. Kozy)
/s/ JODY S. LINDELL	Director	December 22, 2016
(Jody S. Lindell)
/s/ GARY S. PETERSMEYER	Director	December 22, 2016
(Gary S. Petersmeyer)
/s/ STANLEY ZINBERG, M.D.	Director	December 22, 2016
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

10.11 -	Amendment No. 4 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.

10.12
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

10.14 -	Form of Restricted Stock Unit Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors

10.15	- The Third Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed January 29, 2016

10.16
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

10.18
-    Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.19 -
Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 13, 2009

10.20(a)-
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.21(a)-
Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 21, 2012

10.22
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

10.24
-    Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 11, 2005

10.25 -
Credit Agreement Amendment, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 1, 2014

10.26
-    Term Loan Amendment, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 1, 2014

10.27
-    Term Loan Agreement, dated as of August 4, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed August 6, 2014

10.28 -
Term Loan Amendment No. 2, dated as of August 4, 2014, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed August 6, 2014

10.29 -
Credit Agreement, dated as of January 12, 2011, among The Cooper Companies, Inc., CooperVision International Holding Company LP, the lenders from time to time party thereto, KeyBank National Association, as a bookrunner, a lead arranger, and sole administrative agent, swing line lender and LC issuer, J.P. Morgan Securities LLC, as a lead arranger, bookrunner and syndication agent, Citigroup Global Markets Inc., as a lead arranger, bookrunner and syndication agent, Bank of America, N.A., as a lead arranger and documentation agent, and Wells Fargo Bank, National Association, as lead arranger and documentation agent, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed March 4, 2011

10.30 -
Amendment No. 1 to Credit Agreement, dated as of May 31, 2012, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 31, 2012

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Location of
Exhibit in
Exhibit        Sequential
Number    Description of Document    Number System

10.31 -
Amendment No. 2 to Credit Agreement, dated as of September 12, 2013, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 17, 2013

10.32 -
Term loan agreement, dated as of September 12, 2013, among The Cooper Companies, Inc., the lenders party thereto, and KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 17, 2013

10.33 -
Term Loan Amendment No. 1, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015

10.34 -
Term Loan Amendment No. 3, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015

10.35 -
Credit Agreement Amendment No. 4, dated as of August 21, 2015, The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015

10.36 -
Amendment and Restatement Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, to amend and restate the Company’s Term Loan Agreement, dated as of August 4, 2014 and as previously amended, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.37
-    Revolving Credit and Term Loan Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, KeyBanc Capital Markets Inc., Citigroup Global Markets Inc., DNB Bank ASA, New York Branch, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., DNB Bank ASA, New York Branch, JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as syndication agents, Citibank, N.A. and Wells Fargo Bank, National Association, as documentation agents, and TD Bank, N.A., PNC Bank, National Association, and U.S. Bank, National Association, as senior managing agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.38 -
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

10.39 -	The Cooper Companies, Inc. 2015 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 6, 2015

10.40 -	The Cooper Companies, Inc. 2016 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 4, 2016

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

101
-    The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income for the years ended October 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2016, 2015 and 2014, (iii) Consolidated Balance Sheets at October 31, 2016 and 2015, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended October 31, 2016, 2015 and 2014, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts

_______

(a)
The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)	The information required in this exhibit is provided in Note 7. Earnings Per Share, in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CORPORATE INFORMATION

BOARD OF DIRECTORS

A. Thomas Bender
Chairman of the Board

Allan E. Rubenstein, M.D.
Vice Chairman and Lead Director,
Chairman of the Board, CalAsia
Pharmaceuticals, Inc.

Colleen E. Jay
Loaned Senior Executive for Catalyst, Inc.

Michael H. Kalkstein
Of Counsel, Palo Alto Office, Dechert LLP

William A. Kozy
Director

Jody S. Lindell
President and Chief Executive Officer,
S.G. Management, Inc.

Gary S. Petersmeyer
Director

Robert S. Weiss
President, Chief Executive Officer and Director

Stanley Zinberg, M.D.
Director

COMMITTEES OF THE BOARD

Audit Committee
Jody S. Lindell (Chairman)
Michael H. Kalkstein
William A. Kozy
Gary Petersmeyer

Corporate Governance and Nominating Committee
Allan E. Rubenstein, M.D. (Chairman)
Michael H. Kalkstein
Stanley Zinberg, M.D.
Colleen E. Jay

Organization and Compensation Committee
Michael H. Kalkstein (Chairman)
Colleen E. Jay
Jody S. Lindell
Gary S. Petersmeyer

Science and Technology Committee
Stanley Zinberg, M.D. (Chairman)
A. Thomas Bender
William A. Kozy
Gary S. Petersmeyer
Allan E. Rubenstein, M.D.
Robert S. Weiss

EXECUTIVE OFFICERS

Robert S. Weiss
President and Chief Executive Officer

Randal L. Golden
Vice President and
General Counsel

Carol R. Kaufman
Executive Vice President,
Secretary, Chief Administrative Officer
and Chief Governance Officer

Tina Maloney
Vice President and Corporate Controller

Albert G. White, III
Executive Vice President, Chief Financial Officer and Chief Strategy Officer

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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President of Investor Relations
6140 Stoneridge Mall Road
Suite 590
Pleasanton, CA 94588
Voice: 925-460-3663
Fax: 925-460-3648
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2017.

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