Form 10-Q
period 2017-01-31
COOPER COMPANIES INC
filed 2017-03-03
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended January 31, 2017

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,936,183 Shares
Class	Outstanding at January 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Three Months Ended January 31,
(In millions, except for earnings per share)
(Unaudited)

	2017	2016
Net sales	$499.1	$449.6
Cost of sales	186.7	187.6
Gross profit	312.4	262.0
Selling, general and administrative expense	188.6	173.6
Research and development expense	16.3	14.8
Amortization of intangibles	16.8	16.2
Operating income	90.7	57.4
Interest expense	7.3	5.3
Other expense, net	3.3	1.4
Income before income taxes	80.1	50.7
Provision for (benefit from) income taxes	4.3	(1.0)
Net income	75.8	51.7
Less: net income attributable to noncontrolling interests	—	0.3
Net income attributable to Cooper stockholders	$75.8	$51.4
Earnings per share attributable to Cooper stockholders - basic	$1.55	$1.06
Earnings per share attributable to Cooper stockholders - diluted	$1.53	$1.05
Number of shares used to compute earnings per share:
Basic	48.8	48.3
Diluted	49.4	48.8
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended January 31,
(In millions)
(Unaudited)

	2017	2016
Net income	$75.8	$51.7
Other comprehensive income (loss):
Foreign currency translation adjustment	28.2	(113.8)
Comprehensive income (loss)	104.0	(62.1)
Less: comprehensive loss attributable to noncontrolling interests	—	0.1
Comprehensive income (loss) attributable to Cooper stockholders	$104.0	$(62.0)
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	January 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$91.1	$100.8
Trade accounts receivable, net of allowance for doubtful accounts of $8.9 at January 31, 2017 and $8.5 at October 31, 2016	290.9	291.4
Inventories	421.4	417.7
Deferred tax assets (1)	—	49.7
Prepaid expense and other current assets	80.5	77.5
Total current assets	883.9	937.1
Property, plant and equipment, at cost	1,636.5	1,603.2
Less: accumulated depreciation and amortization	757.4	725.5
	879.1	877.7
Goodwill	2,279.8	2,164.7
Other intangibles, net	498.5	441.1
Deferred tax assets (1)	57.8	6.1
Other assets	57.6	51.9
	$4,656.7	$4,478.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$223.5	$226.3
Accounts payable	100.3	107.4
Employee compensation and benefits	59.9	77.7
Other current liabilities	134.2	131.8
Total current liabilities	517.9	543.2
Long-term debt	1,201.0	1,107.4
Deferred tax liabilities (1)	26.8	37.5
Accrued pension liability and other	91.6	94.6
Total liabilities	1,837.3	1,782.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 52.2 at January 31, 2017 and 52.1 at October 31, 2016	5.2	5.2
Additional paid-in capital	1,497.0	1,494.0
Accumulated other comprehensive loss	(461.4)	(489.6)
Retained earnings	2,138.6	2,046.3
Treasury stock at cost: 3.3 shares at January 31, 2017 and October 31, 2016	(360.1)	(360.1)
Noncontrolling interests	0.1	0.1
Stockholders’ equity	2,819.4	2,695.9
	$4,656.7	$4,478.6
(1)Prospective adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Refer to Note 1.
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In millions)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$75.8	$51.7
Depreciation and amortization	47.8	53.5
Decrease in operating capital	(30.3)	(30.4)
Other non-cash items	15.1	14.7
Net cash provided by operating activities	108.4	89.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(28.7)	(45.1)
Acquisitions of businesses, net of cash acquired, and other	(173.4)	(60.9)
Net cash used in investing activities	(202.1)	(106.0)
Cash flows from financing activities:
Proceeds from long-term debt	266.1	367.3
Repayments of long-term debt	(169.1)	(338.5)
Net repayments of short-term debt	(5.9)	(0.7)
Net payments related to share-based compensation awards	(8.1)	(10.9)
Excess tax benefit from share-based compensation awards	—	0.6
Proceeds from construction allowance	0.5	—
Net cash provided by financing activities	83.5	17.8
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.7)
Net decrease in cash and cash equivalents	(9.7)	(0.4)
Cash and cash equivalents - beginning of period	100.8	16.4
Cash and cash equivalents - end of period	$91.1	$16.0
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

•	CooperVision primarily develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical primarily develops, manufactures, markets medical devices and procedures solutions, and provides services to improve health care delivery to families.
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at January 31, 2017 and October 31, 2016, the consolidated results of its operations for the three months ended January 31, 2017 and 2016 and its consolidated condensed cash flows for the three months ended January 31, 2017 and 2016. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first quarter of 2017, there were no significant changes in our estimates and critical accounting policies except for the accounting pronouncements that were recently adopted which are discussed below. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, for a more complete discussion of our estimates and critical accounting policies.
Certain prior period amounts have been adjusted to conform to the current year's presentation.
During the fiscal first quarter of 2017, the Company identified and recorded an amount of $4.1 million, net of income tax expense, to reflect a net cumulative decrease to retained earnings as of the opening balance sheet for the fiscal year ended October 31, 2016 and a corresponding net increase in other current liabilities and deferred tax asset, all associated with an understatement of accruals for rebates in prior years. Accordingly, the Company has not revised income statements or cash flows of any periods as the impact to all periods is minimal since the understated rebates liability

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

was accumulated primarily prior to fiscal 2014. Based upon evaluation and consideration of provisions under ASC 250, Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No.99, Materiality, we determined that the impact is not material to our prior year's consolidated financial statements. However, we have revised our prior year Balance Sheet as of October 31, 2016 in this Quarterly Report on Form 10-Q to reflect this adjustment.
Accounting Pronouncements Issued Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. FASB eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. Under the amendments in this update, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the carrying amount which exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company's interim or annual goodwill impairment test in fiscal 2020 and is not expected to have a significant impact on the Company’s financial statements. Early adoption is permitted.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This is effective for the Company in our fiscal year and interim periods beginning on November 1, 2018. Early adoption is permitted.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. ASU 2016-18 will be effective for the Company in fiscal 2019 and is not expected to have a significant impact on the Company's Consolidated Statements of Cash Flows. Early adoption is permitted.

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
Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to improve the accounting for share-based payments to employees. ASU 2016-09 requires excess tax benefits (windfall tax benefits) and tax deficiencies (shortfalls) to be recognized as income tax expense or benefit in the income statement when awards vest or are settled. Companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. This ASU also requires companies to classify cash

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities rather than financing activities. The standard also allows for additional employee tax withholding on the exercise or release of awards, without triggering liability classification of the award. Finally, the update allows an accounting policy election for the treatment of forfeitures of stock based awards. Companies can elect to continue to estimate forfeitures expected to occur, or account for forfeitures as they occur. The Company has elected to early adopt ASU 2016-09 effective November 1, 2016.

Accordingly, the Company recognized $17.9 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings as of November 1, 2016. Furthermore, in accordance with the update, the Company recognized excess tax benefits as a discrete income tax benefit of $4.8 million during the first interim period of our fiscal year beginning on November 1, 2016 and accordingly, this is classified as an operating activity in the Consolidated Statements of Cash Flows on a prospective basis. The Company elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each accounting period.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present all deferred tax assets and liabilities as noncurrent in the Balance Sheet. ASU 2015-17 can be early adopted for any period that has not been issued on a prospective or retrospective basis. The Company elected to early adopt this guidance on a prospective basis for the quarter ended January 31, 2017. No prior periods were retrospectively adjusted.

Note 2. Acquisitions

On November 4, 2016, we completed the acquisition of Wallace, the in-vitro fertilization (IVF) segment of Smiths Medical International, Ltd., a division of Smiths Group plc. The fair value of the consideration transferred for the acquisition was approximately $167.4 million in cash. Our preliminary allocation of the fair value of the purchase price includes $72.2 million in identifiable intangible assets, consisting of $66.5 million for technology, $3.2 million for trade name and $2.5 million for customer relationships; $94.8 million in goodwill; and $0.4 million in identifiable net assets. We are in the process of finalizing information related to assets, income taxes and the corresponding effect on goodwill.
In the fiscal first quarter of 2016, we completed the acquisition of Research Instruments Limited on December 17, 2015, a UK manufacturer and supplier of IVF medical devices and systems. The fair value of the consideration transferred for the acquisition was approximately $53.6 million in cash, $50.0 million net of cash acquired. Our allocation of the fair value of the purchase price includes $10.3 million in identifiable intangible assets, consisting of $6.2 million for developed technology, $2.2 million of trade names and $1.9 million for customer relationships; $35.8 million in goodwill; and $7.6 million in identifiable net tangible assets.

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

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014 and in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include product and equipment rationalization, workforce reductions and consolidation of duplicative facilities. At October 31, 2016, our activities related to this restructuring and integration plan were essentially complete.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The total restructuring costs under this plan were $148.3 million. There were no charges related to the 2014 Sauflon Integration Plan in fiscal first quarter of 2017.

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

A summary of the cumulative total restructuring costs by major component recognized as of October 31, 2016, is as follows:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Cumulative amounts incurred as of October 31, 2016	$17.8	$1.1	$129.4	$148.3

The following table summarizes the restructuring activities by major component for the fiscal year ended October 31, 2016 and the three months ended January 31, 2017:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total

Balance at October 31, 2015	$8.6	$0.3	$—	$8.9
Additions during fiscal 2016	—	0.2	56.4	56.6
Payments during the fiscal year	(5.2)	(0.2)	—	(5.4)
Non-cash adjustments (a) (b)	(0.6)	—	(56.4)	(57.0)
Balance at October 31, 2016	$2.8	$0.3	$—	$3.1
Payments during the three months ended January 31, 2017	(0.8)	—	—	(0.8)
Non-cash adjustments (a)	(0.5)	—	—	(0.5)
Balance at January 31, 2017	$1.5	$0.3	$—	$1.8
(a) Represent adjustments for currency translation and accrual releases for employee and facilities-related.
(b) Represents equipment disposals, inventory write-offs and accelerated depreciation for product rationalization.

Note 4. Inventories

(In millions)	January 31, 2017	October 31, 2016
Raw materials	$98.0	$86.0
Work-in-process	13.5	12.6
Finished goods	309.9	319.1
	$421.4	$417.7
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2015	$1,827.6	$369.5	$2,197.1
Net additions during the year ended October 31, 2016	9.1	156.9	166.0
Translation	(190.3)	(8.1)	(198.4)
Balance at October 31, 2016	1,646.4	518.3	2,164.7
Net additions during the three months ended January 31, 2017	—	94.8	94.8
Translation	21.1	(0.8)	20.3
Balance at January 31, 2017	$1,667.5	$612.3	$2,279.8

We performed our annual impairment assessment in our fiscal third quarter of 2016, and our analysis indicated that we had no impairment of goodwill. As described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, we will continue to monitor conditions and changes which could indicate that our recorded goodwill may be impaired.

Other Intangible Assets

	As of January 31, 2017		As of October 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$39.9	$7.5	$36.6	$6.8
Technology	421.6	147.7	354.8	139.3
Customer relationships	288.9	127.1	285.7	121.9
License and distribution rights and other	67.0	36.6	65.8	33.8
	817.4	$318.9	742.9	$301.8
Less: accumulated amortization and translation	318.9		301.8
Other intangible assets, net	$498.5		$441.1
We estimate that amortization expense for our existing other intangible assets at January 31, 2017, will be $66.4 million in fiscal 2017, $64.0 million in fiscal 2018, $61.6 million in fiscal 2019, $51.9 million in fiscal 2020 and $50.4 million in fiscal 2021.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Debt

(In millions)	January 31, 2017	October 31, 2016
Short-term:
Overdraft and other credit facilities	$10.3	$17.1
Current portion of long-term debt	214.5	210.7
Less: unamortized debt issuance cost on term loans	(1.3)	(1.5)
	$223.5	$226.3
Long-term:
Credit agreement	$97.0	$—
Term loans	1,107.5	1,111.2
Other	0.2	0.2
Less: unamortized debt issuance cost on term loans	(3.7)	(4.0)
	$1,201.0	$1,107.4

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

Amounts outstanding under the 2016 Credit Agreement will bear interest, at our option, at either the base rate, or the adjusted LIBO rate or adjusted foreign currency rate (each as defined in the 2016 Credit Agreement), plus, in each case, an applicable rate of between 0.00% and 0.75% in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted LIBO rate or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the 2016 Credit Agreement.

We pay an annual commitment fee that ranges from 0.125% to 0.25% of the unused portion of the revolving credit facility depending on certain financial ratios. In addition to the annual commitment fee described above, we are also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the 2016 Credit Agreement.

The 2016 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain total leverage ratio and interest coverage ratio, each as defined in the 2016 Credit Agreement:

•	Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.

•	Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At January 31, 2017, we were in compliance with the Interest Coverage Ratio at 23.46 to 1.00 and the Total Leverage Ratio at 2.02 to 1.00.
At January 31, 2017, we had $830.0 million outstanding under the term loan and $902.8 million available under the revolving credit agreement.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for more details.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

$700.0 million Term Loan and $300 million Term Loan

On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent (as subsequently amended, the 2014 Term Loan Agreement). The 2014 Term Loan will mature and the balance is payable on August 4, 2017. In August 2014, we utilized this facility to fund the acquisition of Sauflon, as well as to provide working capital and for general corporate purposes. We repaid $493.0 million of the outstanding balance in fiscal 2016 using the funds from the 2016 Credit Agreement, as well as from cash provided by operations.

At January 31, 2017, we had $207.0 million outstanding under the 2014 Term Loan.

On September 12, 2013, the Company entered into a five-year, $300.0 million, senior unsecured term loan agreement by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent (as subsequently amended, the 2013 Term Loan Agreement). The 2013 Term Loan will mature on September 12, 2018, and will be subject to amortization of principal of 5% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity. In fiscal 2016, we repaid $15.0 million of the outstanding balance using the funds from the 2016 Credit Agreement.

At January 31, 2017, we had $285.0 million outstanding under the 2013 Term Loan.

Amounts outstanding under the 2014 and 2013 Term Loan Agreements (Term Loan Agreements) will bear interest, at our option, at either the base rate, or the adjusted LIBO rate (each as defined in the Term Loan Agreements), plus, in each case, an applicable rate of between 0.00% and 0.50% in respect of base rate loans and between 0.75% and 1.50% in respect of adjusted LIBO rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the Term Loan Agreements.

These Term Loan Agreements contain customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreements, consistent with the 2016 Credit Agreement discussed above.

Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for more details.

Note 7. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2017 was 5.4%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the first quarter of fiscal 2016 was a benefit of 2.0%. The increase in the effective tax rate in the fiscal first quarter of 2017 reflects a shift in our geographic mix of income offset by the benefit from adopting ASU 2016-09 (Excess tax benefit from share-based compensation). In addition, our fiscal first quarter of 2016 ETR reflected discrete benefits such as the release of reserves associated with a prior year tax filing, a statutory tax rate reduction in the United Kingdom and the retroactive extension of the R&D tax credit.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2016, Cooper had unrecognized tax benefits of $39.9 million, of which, if recognized, $29.7 million would impact our ETR. For the fiscal first quarter of 2017, there were no material changes to the total amount of unrecognized tax benefits.
We have accrued $3.7 million of interest and penalties as of November 1, 2016. It is our policy to recognize the items of interest and penalties directly related to income taxes as additional income tax expense.
Included in the balance of unrecognized tax benefits at November 1, 2016, is $1.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and relates primarily to transfer pricing matters.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

At January 31, 2017, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2014 through 2016. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2013 through 2016.

Note 8. Earnings Per Share

Three Months Ended January 31,
(In millions, except per share amounts)	2017	2016
Net income attributable to Cooper stockholders	$75.8	$51.4
Basic:
Weighted average common shares	48.8	48.3
Basic earnings per common share attributable to Cooper stockholders	$1.55	$1.06
Diluted:
Weighted average common shares	48.8	48.3
Effect of potential dilutive common shares	0.6	0.5
Diluted weighted average common shares	49.4	48.8
Diluted earnings per common share attributable to Cooper stockholders	$1.53	$1.05
The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2017	2016
Numbers of stock option shares excluded	239	534
Range of exercise prices	$162.28-$175.31	$131.60-$162.69
Numbers of restricted stock units excluded	—	6

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2016. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2017	2016
Selling, general and administrative expense	$9.6	$5.8
Cost of sales	1.2	0.5
Research and development expense	0.4	0.4
Total share-based compensation expense	$11.2	$6.7
Related income tax benefit	$3.3	$2.0
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $1.2 million during the three months ended January 31, 2017 and $0.5 million during the three months ended January 31, 2016.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
Balance at October 31, 2015	$(171.8)	$(19.8)	$(191.6)
Gross change in value during the year ended October 31, 2016	(289.6)	(13.7)	(303.3)
Tax effect for the period	—	5.3	5.3
Balance at October 31, 2016	$(461.4)	$(28.2)	$(489.6)
Gross change in value during the three months ended January 31, 2017	28.2	—	28.2
Balance at January 31, 2017	$(433.2)	$(28.2)	$(461.4)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and subsequently amended the total repurchase authorization to $500.0 million of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. We did not repurchase shares during the fiscal first quarter of 2017 and in fiscal year 2016. At January 31, 2017, approximately $118.4 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share on February 9, 2017, to stockholders of record on January 23, 2017.

Note 11. Fair Value Measurements
At January 31, 2017 and October 31, 2016, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving credit agreement and term loans approximated their fair values at January 31, 2017 and October 31, 2016 and are categorized as Level 2 of the fair value hierarchy.

At January 31, 2017 and October 31, 2016, we do not have derivative assets and liabilities balance. We may from time-to-time use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

We may use foreign exchange forward contracts to minimize, to the extent reasonable and practical, our exposure to the impact of foreign currency fluctuations. We elected to use the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability - specifically LIBOR cash rates, credit risk at commonly quoted intervals, foreign exchange spot rates and forward points. Mid-market pricing is used as a practical expedient for fair value measurements.

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
Our results of operations for the three months ended January 31, 2017 and 2016 reflect the following components of net periodic pension costs:

Three Months Ended January 31,
(In millions)	2017	2016
Service cost	$2.5	$2.3
Interest cost	1.1	1.2
Expected return on plan assets	(1.8)	(1.6)
Recognized net actuarial loss	0.7	0.4
Net periodic pension cost	$2.5	$2.3
We did not contribute to the Plan in the first quarter of fiscal 2017, and expect to contribute $10.0 million during the remainder of fiscal 2017. We did not contribute to the Plan in the first quarter of fiscal 2016. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

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
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

Three Months Ended January 31,
(In millions)	2017	2016
CooperVision net sales by category:
Toric lens	$120.7	$107.5
Multifocal lens	42.4	40.3
Single-use sphere lens	99.5	90.8
Non single-use sphere and other	126.7	125.7
Total CooperVision net sales	389.3	364.3
CooperSurgical net sales	109.8	85.3
Total net sales	$499.1	$449.6
Operating income (loss):
CooperVision	$87.3	$52.8
CooperSurgical	16.4	15.5
Corporate	(13.0)	(10.9)
Total operating income	90.7	57.4
Interest expense	7.3	5.3
Other expense, net	3.3	1.4
Income before income taxes	$80.1	$50.7

(In millions)	January 31, 2017	October 31, 2016
Identifiable assets:
CooperVision	$3,399.5	$3,385.0
CooperSurgical	1,079.1	907.1
Corporate	178.1	186.5
Total	$4,656.7	$4,478.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Three Months Ended January 31,
(In millions)	2017	2016
Net sales to external customers by country of domicile:
United States	$224.3	$206.8
Europe	168.3	157.0
Rest of world	106.5	85.8
Total	$499.1	$449.6

(In millions)	January 31, 2017	October 31, 2016
Net property, plant and equipment by country of domicile:
United States	$462.2	$464.1
Europe	336.1	334.4
Rest of world	80.8	79.2
Total	$879.1	$877.7

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

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expecting timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, the United Kingdom’s election to withdraw from the European Union.

•	Foreign currency exchange rate and interest rate fluctuations including the risk of fluctuations in the value of foreign currencies or interest rates that would decrease our revenues and/or earnings.

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

•
A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development or distribution facilities due to integration of acquisitions, natural disasters, system upgrades or other causes.

•
A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development or distribution facilities due to technological problems, including any related to our information systems maintenance, enhancements or new system deployments, integrations or upgrades.

•
Changes in tax laws or their interpretation and changes in statutory tax rates, including but not limited to, United States and other countries with proposed changes to tax laws, some of which may affect our taxation of earnings recognized in foreign jurisdictions and/or negatively impact our effective tax rate.

•	Disruptions in supplies of raw materials, including but not limited to, components used to manufacture our silicone hydrogel lenses.

•
New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect areas of our operations including, but not limited to, those affecting the health care industry, including the contact lens industry and the medical device industry.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

•
Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of third party information, including but not limited to product recalls, warning letters, and data security breaches.

•	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision, prohibitive injunction or settlement related to product liability, patent infringement or other litigation.

•	Limitations on sales following product introductions due to poor market acceptance.

•
New competitors, product innovations or technologies, including but not limited to, technological advances by competitors, new products and patents attained by competitors, and competitors' expansion through acquisitions.

•	Reduced sales, loss of customers and costs/expenses related to recalls.

•	Failure to receive, or delays in receiving, U.S. or foreign regulatory approvals for products.

•	Failure of our customers and end users to obtain adequate coverage and reimbursement from third party payors for our products and services.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill and idle manufacturing facilities and equipment.

•	The success of our research and development activities and other start-up projects.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in accounting principles or estimates.

•	Environmental risks.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal first quarter of 2017 ended January 31, 2017, and compare them with the same period of fiscal 2016. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
First Quarter Highlights
•Net sales of $499.1 million, up 11% from $449.6 million
•Gross profit $312.4 million, up 19% from $262.0 million
•Operating income $90.7 million, up 58% from $57.4 million
•Diluted earnings per share of $1.53, up 48 cents from $1.05 per share
•Cash provided by operations $108.4 million, up from $89.5 million
Results in our fiscal first quarter of 2017 include $0.6 million of costs associated with the start-up of new manufacturing facilities, and $0.7 million of integration costs, recorded in cost of sales; $3.7 million of expenses for acquisition and integration activities, $1.3 million of certain legal costs, as well as $16.8 million for amortization of intangible assets, all recorded in operating expenses. The legal costs relate to litigation of the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP) along with state and federal lobbying expenses. We also incurred a loss of $0.2 million in the period on foreign exchange forward contracts related to an acquisition, recorded in other expense.
Results in our fiscal first quarter of 2016 included $11.3 million of expenses primarily due to equipment and product rationalization related to acquisitions, $2.3 million of costs associated with the start-up of new manufacturing facilities, and $0.4 million of integration costs, all recorded in cost of sales; $11.7 million of expenses for acquisition, restructuring and integration activities, recorded in operating expenses; as well as $16.2 million for amortization of intangible assets. We also incurred a loss of $0.5 million in the period on foreign exchange forward contracts related to the acquisition of Research Instruments, recorded in other expense.
Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and health care markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by foreign currency volatility, debt concerns, the uncertainty caused by the United Kingdom's election to withdraw from the European Union, and the trend of consolidation within the health care industry, impact our current performance and continue to represent a risk to our performance for the remainder of fiscal year 2017.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration of recently introduced products and we continue to expand our presence in existing and emerging markets, including through acquisitions, most recently being Soflex, an Israeli manufacturer and distributor of soft contact lenses and aftercare solutions in September 2016.
Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this product material represents about half of the industry. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses within the daily, two-week and monthly modalities along with manufacturing some of these lenses as toric and/or multifocal lenses. These lenses are marketed under a number of different brand names, including but not limited to, Biofinity®, clariti®, MyDay®and Avaira® brands.

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
CooperSurgical - Our CooperSurgical business competes in the general health care market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility and diagnostics. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. CooperSurgical product sales are categorized based on the point of health care delivery including products used in medical office and surgical procedures primarily by obstetricians and gynecologists (ob/gyns) that represented 48% of CooperSurgical's net sales in the fiscal first quarter of 2017 compared to 64% in the prior year period. CooperSurgical's remaining sales are highly specialized products and services that target the in vitro fertilization (IVF) process used in fertility that now represent 52% of CooperSurgical's net sales up from 36% in the prior year period. This change in product mix is attributed to recent acquisitions discussed below.
We have continued to invest in CooperSurgical's business through the acquisition of companies and product lines for new or complementary products and services for the IVF process. In our fiscal first quarter of 2017, we acquired Wallace, the IVF segment of Smiths Medical International, Ltd.
In fiscal 2016, we acquired Recombine Inc, Reprogenetics UK and Genesis Genetics Inc., which compete in service offerings of carrier screening, preimplantation genetic screening (PGS) and/or preimplantation genetic diagnosis (PGD) used during the IVF process, and we also acquired Kivex Biotec A/S, The Pipette Company and Research Instruments, who are manufacturers and distributors of IVF medical devices, systems and/or equipment. Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for more details. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of health care, fertility and diagnostics.

Capital Resources - At January 31, 2017, we had $91.1 million in cash, primarily outside the United States, and $902.8 million available under our syndicated revolving credit agreement. The $830.0 million term loan entered on March 1, 2016, $207.0 million of the $700.0 million term loan originally entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan originally entered into on September 12, 2013, remain outstanding as of January 31, 2017.

On March 1, 2016, we entered into a new syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent. This agreement, maturing on March 1, 2021, replaced our previous revolving Credit Agreement, entered into on January, 12, 2011 and provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. We used funds from the new term loan to repay outstanding amounts under the previous Credit Agreement, to partially repay our other outstanding term loans and for general corporate purposes. See Note 6. Debt for additional information.

Our current cash balance and availability under the existing credit facilities reflects the use of cash outside the United States and the use of credit facilities to fund acquisitions, including recent acquisitions. We believe that our cash and cash equivalents, cash flow from operating activities and borrowing capacity under the new credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Percentage of Sales		2017 vs 2016 % Change
Three Months Ended January 31,	2017	2016
Net sales	100%	100%	11%
Cost of sales	37%	42%	—%
Gross profit	63%	58%	19%
Selling, general and administrative expense	38%	39%	9%
Research and development expense	3%	3%	10%
Amortization of intangibles	3%	4%	3%
Operating income	18%	13%	58%
Net Sales
Our two business units, CooperVision and CooperSurgical, generate all of our sales. Our consolidated net sales grew by $49.5 million or 11%, in the three months ended January 31, 2017, respectively:

Three Months Ended January 31,
($ in millions)	2017	2016	2017 vs 2016 % Change
CooperVision	$389.3	$364.3	7%
CooperSurgical	109.8	85.3	29%
	$499.1	$449.6	11%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Category

Three Months Ended January 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Toric	$120.7	31%	$107.5	30%	12%
Multifocal	42.4	11%	40.3	11%	5%
Single-use spheres	99.5	26%	90.8	25%	10%
Non single-use sphere, other	126.7	32%	125.7	34%	1%
	$389.3	100%	$364.3	100%	7%

CooperVision's toric and multifocal lenses grew largely through the success of our clariti and Biofinity portfolios. Single-use sphere lenses growth was largely attributable to clariti and MyDay lenses offset by declines in older hydrogel products. Non single-use sphere grew largely on sales of Biofinity offset by declines in older hydrogel products. Other products primarily include lens care, approximately 3% of net sales. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay grew 17%, representing 63% of net sales compared to 57% in the prior year period.

CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Three Months Ended January 31,
($ in millions)	2017	2016	2017 vs 2016 % Change
Americas	$163.0	$151.3	8%
EMEA	144.9	145.3	—%
Asia Pacific	81.4	67.7	20%
	$389.3	$364.3	7%
CooperVision net sales growth for the three-month period was partially offset by foreign exchange rate fluctuations which had a net negative impact on net sales of $7.1 million, primarily from the EMEA region. Americas net sales growth was primarily due to silicone hydrogel lenses including Biofinity, clariti, and MyDay, partially offset by the decrease in sales of older hydrogel products. EMEA net sales remained relatively flat in the period, largely due to growth in silicone hydrogel lenses including Biofinity, clariti and MyDay, which was offset by weakening foreign currencies, primarily the British pound and euro, compared to the United States dollar. Net sales in the Asia Pacific region grew primarily due to silicone hydrogel lenses, including Biofinity, clariti and MyDay. Net sales growth in the Asia Pacific region benefited in the three-month period by exchange rate changes of the United States dollar compared to the Japanese yen.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended January 31, ($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Office and surgical products	$53.0	48%	$54.2	64%	(2)%
Fertility	56.8	52%	31.1	36%	83%
	$109.8	100%	$85.3	100%	29%

CooperSurgical's net sales of medical office and surgical products in the three months ended January 31, 2017 decreased compared to the prior year period due to declines in sales of disposable products partially offset by growth in recently launched products used in surgical procedures. The net sales increase in fertility products and services compared to the prior year period was primarily due to sales of products and services of recently acquired companies. Unit growth and product mix, primarily sales of recently acquired products and services, influenced sales growth. Net sales growth was partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales
Three Months Ended January 31,	2017	2016
CooperVision	63%	57%
CooperSurgical	61%	63%
Consolidated	63%	58%
CooperVision's increase in gross margin in the three-month period as compared to the prior year period is primarily due to the increase in sales of higher margin products including Biofinity. Prior year period's gross margin was also negatively impacted due to $11.3 million of primarily product and equipment rationalization costs arising from the Sauflon restructuring and integration activities.
CooperSurgical’s decrease in gross margin in the three-month period as compared to the prior year period is primarily due to the addition of sales from recently acquired lower margin products and services.
Selling, General and Administrative Expense (SGA)

Three Months Ended January 31, ($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$137.4	35%	$132.3	36%	4%
CooperSurgical	38.2	35%	30.4	36%	26%
Corporate	13.0	—	10.9	—	20%
	$188.6	38%	$173.6	39%	9%
The increase in CooperVision's SGA in absolute dollars is mainly due to investment in sales and marketing, including headcount, to support revenue growth, promote our silicone hydrogel products and to reach new customers and support geographic expansion. CooperVision's SGA in the three-month period includes $0.4 million of acquisition costs and $1.3 million of legal costs, relating to UPP, state and federal lobbying expenses. CooperVision's SGA in the prior year period included $9.1 million of restructuring and integration costs.
The increase in CooperSurgical's SGA in absolute dollars is primarily due to the inclusion of operating expenses of recently acquired companies. CooperSurgical's SGA included $2.9 million of acquisition and integration expenses from recently acquired companies in the three-month period compared to $2.7 million in the prior year period. CooperSurgical continues to invest in sales activities to promote products and to reach new customers.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The increase in Corporate SGA in absolute dollars for the three-month period as compared to the prior year period is primarily due to share based compensation related expenses.
Research and Development Expense (R&D)

Three Months Ended January 31, ($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$11.3	3%	$11.1	3%	2%
CooperSurgical	5.0	5%	3.7	4%	35%
	$16.3	3%	$14.8	3%	10%
CooperVision's R&D expenses remained relatively flat compared to the prior year. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.
The increase in CooperSurgical's R&D expenses in absolute dollars and as a percentage of sales in the three-month period is largely due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products. CooperSurgical's R&D activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices and diagnostic services.
Amortization Expense

Three Months Ended January 31, ($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$8.9	2%	$12.0	3%	(26)%
CooperSurgical	7.9	7%	4.2	5%	87%
	$16.8	3%	$16.2	4%	3%
The increases in amortization are due primarily to amortization of intangible assets acquired in recent acquisitions by CooperSurgical. The decrease in CooperVision's amortization expense in the three-month period compared to the prior year was due to a charge of $2.3 million in the prior year period to write off acquired in-process research and development.
Restructuring Costs

During the fiscal fourth quarter of 2014 and in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. The 2014 Sauflon Integration Plan activities included workforce reductions, consolidation of duplicative facilities and product rationalization. At October 31, 2016, our activities related to this restructuring and integration plan were essentially complete. The total restructuring costs under this plan were $148.3 million.

Pursuant to the 2014 Sauflon Integration Plan, in the fiscal first quarter of 2016, we recorded in cost of sales $10.5 million of expense, arising from production related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon; and we reduced in cost of sales, the accrued employee termination costs by $0.2 million. In the fiscal first quarter of 2016, we recorded in selling, general and administrative expense $0.1 million, of employee termination costs, and we recorded $0.3 million of expense for lease termination costs. We also recorded in research and development expense $0.1 million of employee termination costs in the fiscal first quarter of 2016.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Income

Three Months Ended January 31, ($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$87.3	22%	$52.8	14%	65%
CooperSurgical	16.4	15%	15.5	18%	7%
Corporate	(13.0)	—	(10.9)	—	(20)%
	$90.7	18%	$57.4	13%	58%
Consolidated operating income in the fiscal first quarter of 2017 increased in absolute dollars and as a percentage of net sales compared to the prior year period primarily due to the increase in consolidated net sales and improved gross margin. Total operating expenses as a percentage of sales in fiscal first quarter of 2017 decreased 1% compared to the prior year period.
The increase in CooperVision's operating income in the three-month period increased in absolute dollars and as a percentage of net sales primarily due to decreases in expenses relating to restructuring and integration costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses.
CooperSurgical's operating income in the three month period increased in absolute dollars but decreased as a percentage of net sales reflecting the sales of recently acquired lower margin products and services and the increase in total operating expenses primarily due to SGA and amortization expenses from recent acquisitions.
Interest Expense

Three Months Ended January 31, ($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Interest expense	$7.3	1%	$5.3	1%	38%

Interest expense increased in the three-month period compared to the prior year period reflecting higher average debt as a result of debt incurred in connection with acquisitions and higher interest rates.
Other Expense (Income), Net

Three Months Ended January 31,
($ in millions)	2017	2016
Foreign exchange loss	$3.2	$1.5
Other, net	0.1	(0.1)
	$3.3	$1.4
Foreign exchange loss is primarily resulting from revaluation and settlement of foreign currencies-denominated balances.
Provision for Income Taxes
We recorded income tax expense of $4.3 million in the fiscal first quarter of 2017 compared to an income tax benefit of $1.0 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first quarter of 2017 was 5.4% compared to our ETR of a benefit of 2.0% in the prior year period. The increase in our ETR compared to the prior year period reflects a shift in our geographic mix of income partially offset by the benefit from adopting ASU 2016-09 (Excess tax benefit from share-based compensation). In addition, our fiscal first quarter of 2016 ETR reflected discrete benefits such as the release of reserves associated with a prior year tax filing, a statutory tax rate reduction in the United Kingdom and the retroactive extension of the R&D tax credit.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The ETR is lower than the United States federal statutory rate as a majority of our taxable income is earned in foreign jurisdictions with lower tax rates. The ratio of domestic taxable income to worldwide taxable income has decreased over recent fiscal years effectively lowering the overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States.

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $23.8 million and a foreign effective tax rate of approximately 2.8% in our fiscal first quarter of 2017 compared to a benefit of approximately $13.5 million and a foreign effective tax rate of a benefit of approximately 23.6% in our fiscal first quarter of 2016. See the notes to consolidated condensed financial statements for additional information.
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and subsequently amended the total repurchase authorization to $500.0 million. The program has no expiration date and may be discontinued at any time. We did not repurchase any shares during the fiscal first quarter of 2017. At January 31, 2017, we had remaining authorization to repurchase about $118.4 million of our common stock. See the notes to consolidated condensed financial statements for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Three Months Ended January 31,
($ in millions)	2017	2016
Selling, general and administrative expense	$9.6	$5.8
Cost of sales	1.2	0.5
Research and development expense	0.4	0.4
Total share-based compensation expense	$11.2	$6.7
Related income tax benefit	$3.3	$2.0
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $1.2 million during the three months ended January 31, 2017 and $0.5 million during the three months ended January 31, 2016.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
First Quarter Highlights

•	Operating cash flow $108.4 million compared to $89.5 million in the first quarter of fiscal 2016

•	Expenditures for purchases of property, plant and equipment $28.7 million compared to $45.1 million in the prior year period

•	Cash payments for acquisitions, $173.4 million, primarily CooperSurgical acquisition, compared to $60.9 million in the prior year period
Comparative Statistics

($ in millions)	January 31, 2017	October 31, 2016
Cash and cash equivalents	$91.1	$100.8
Total assets	$4,656.7	$4,478.6
Working capital	$366.0	$393.9
Total debt	$1,424.5	$1,333.8
Stockholders’ equity	$2,819.4	$2,695.9
Ratio of debt to equity	0.51:1	0.49:1
Debt as a percentage of total capitalization	34%	33%
Operating cash flow - twelve months ended	$528.5	$509.6
Working Capital
The decrease in working capital at January 31, 2017 from the end of fiscal 2016 was primarily due to the reclassification of short term deferred tax assets to long term assets (See Note 1. General) and decrease in cash. This is partially offset by the decrease in accounts payable and accrued liabilities.
At January 31, 2017, our inventory months on hand (MOH) were 6.8 compared to 5.6 at October 31, 2016. MOH at October 31, 2016 was 6.7 after adjusting for product rationalization costs related to Sauflon. Our days sales outstanding (DSO) were 54 days at January 31, 2017, compared to 53 days at October 31, 2016 and 57 days at January 31, 2016.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the first three months of fiscal 2017 continued to be our major source of liquidity, at $108.4 million compared to $89.5 million in the prior year period. Current period results include $75.8 million of net income and non-cash items primarily made up of $47.8 million related to depreciation and amortization, $16.0 million related to share-based compensation expense, including excess tax benefit and $2.3 million related to impairment of property, plant and equipment. Cash flow from operating capital reflect the changes in operating assets and liabilities, which are primarily $24.1 million of decreases in accounts payable and other liabilities, and increases in inventories and other assets of $7.5 million. The decrease in accounts payable is primarily due to timing of payments and the accounts receivable balance remained consistent compared to October 31, 2016. The $18.9 million increase in cash flow provided by operations in the first three months of fiscal 2017 as compared to fiscal 2016 is primarily due to the increase in net income.

For the fiscal first quarter of 2017 and 2016, our primary source of cash flows provided by operating activities were cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments for interest of $6.3 million and $4.0 million for fiscal first quarter of 2017 and 2016, respectively.

Investing Cash Flow

Cash used in investing activities of $202.1 million in the fiscal first quarter of 2017 was driven by capital expenditures of $28.7 million, primarily to increase manufacturing capacity, and payments of $173.4 million related to acquisitions, primarily the acquisition of Wallace in the fiscal first quarter of 2017.

Cash used in investing activities of $106.0 million in the fiscal first quarter 2016 was driven by capital expenditures of $45.1 million, primarily to increase manufacturing capacity, and payments of $60.9 million related to acquisitions, primarily the acquisition of Research Instruments in the fiscal first quarter of 2016.

Financing Cash Flow

The changes in cash provided by financing activities primarily relate to borrowings and repayments of debt as well as the effects of share-based compensation awards. Cash provided by financing activities of $83.5 million in the fiscal first quarter of 2017 was driven by $91.1 million from net borrowings of debt, partially offset by $8.1 million for taxes paid related to vested share-based compensation awards.

Cash provided by financing activities of $17.8 million in the fiscal first quarter of 2016 was driven by $28.1 million net borrowings of debt, offset by $10.9 million for taxes paid related to vested share-based compensation awards.

At January 31, 2017, we had $902.8 million available under the 2016 Credit Agreement. Current period debt outstanding includes the $830.0 million term loan entered into on March 1, 2016, $207.0 million of the $700.0 million term loan entered into on August 4, 2014, and $285.0 million of the $300.0 million term loan entered into on September 12, 2013. We are in compliance with our financial covenants including the Interest Coverage Ratio at 23.46 to 1.00 and the Total Leverage Ratio at 2.02 to 1.00. As defined, in both the 2016 Credit Agreement and our Term Loan Agreements, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00.
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
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the first three months of fiscal 2017, there were no significant changes in our estimates and critical accounting policies except for the accounting pronouncements that were recently adopted which are discussed below. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the fiscal third quarter of 2016, and our analysis indicated that we had no impairment of goodwill. As described in Note 5 in this Quarterly Report on Form 10-Q and Note 1 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
Accounting Pronouncements Issued Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. FASB eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. Under the amendments in this update, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the carrying amount which exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company's interim or annual goodwill impairment test in fiscal 2020 and is not expected to have a significant impact on the Company’s financial statements. Early adoption is permitted.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This is effective for the Company in our fiscal year and interim periods beginning on November 1, 2018. Early adoption is permitted.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. ASU 2016-18 will be effective for the Company in fiscal 2019 and is not expected to have a significant impact on the Company's Consolidated Statements of Cash Flows. Early adoption is permitted.

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

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of their simplification initiative to improve the accounting for share-based payments to employees. ASU 2016-09 requires excess tax benefits (windfall tax benefits) and tax deficiencies (shortfalls) to be recognized as income tax expense or benefit in the income statement when awards vest or are settled. Companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. This ASU also requires companies to classify cash flows resulting from employee share-based payments, including the additional tax benefits or expenses related to the vesting or settlement of share-based awards, as cash flows from operating activities rather than financing activities. The standard also allows for additional employee tax withholding on the exercise or release of awards, without triggering liability classification of the award. Finally, the update allows an accounting policy election for the treatment of forfeitures of stock based awards. Companies can elect to continue to estimate forfeitures expected to occur, or account for forfeitures as they occur. The Company has elected to early adopt ASU 2016-09 effective November 1, 2016.

Accordingly, the Company recognized $17.9 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings as of November 1, 2016. Furthermore, in accordance with the update, the Company recognized excess tax benefits as a discrete income tax benefit of $4.8 million during the first interim period of our fiscal year beginning on November 1, 2016 and accordingly, this is classified as an operating activity in the Consolidated Statements of Cash Flows on a prospective basis. The Company elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each accounting period.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present all deferred tax assets and liabilities as noncurrent in the Balance Sheet. ASU 2015-17 can be early adopted for any period that has not been issued on a prospective or retrospective basis. The Company elected to early adopt this guidance on a prospective basis for the quarter ended January 31, 2017. No prior periods were retrospectively adjusted.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in foreign currencies. We have taken steps to minimize our balance sheet exposure. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. As of January 31, 2017, we have no outstanding interest rate swaps. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

On March 1, 2016, we entered into a new syndicated Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. The new agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. The 2016 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous Credit Agreement, to partially repay our other outstanding term loans and for general corporate purposes. At January 31, 2017, we had $902.8 million available under the revolving credit facility and $830.0 million outstanding under the term loan.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement that will mature on August 4, 2017. There is no amortization of the principal, and we may prepay the loan balances from time to time, in whole or in part, with premium or penalty. We repaid $493.0 million of the outstanding balance in fiscal 2016. At January 31, 2017, $207.0 million remained outstanding on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement that will mature on September 12, 2018, and will be subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. We repaid $15.0 million of the outstanding balance in fiscal 2016. At January 31, 2017, $285.0 million remained outstanding on this term loan.

See Note 6. Debt for additional information.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2017, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of January 31, 2017, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. There has been no material change in our risk factors from those previously discussed in our Form 10-K for the fiscal year October 31, 2016.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three-month period ended January 31, 2017, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
11/1/16 - 11/30/16	—	$—	—	$118,400,000
12/1/16 - 12/31/16	—	$—	—	$118,400,000
01/1/17 - 01/31/17	—	$—	—	$118,400,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At January 31, 2017, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $118.4 million.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months period ended January 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2017 and 2016, (iii) Consolidated Condensed Balance Sheets at January 31, 2017 and October 31, 2016, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2017 and 2016 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 3, 2017	/s/ Albert G. White, III
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months period ended January 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2017 and 2016, (iii) Consolidated Condensed Balance Sheets at January 31, 2017 and October 31, 2016, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2017 and 2016 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.