Form 10-Q
period 2017-04-30
COOPER COMPANIES INC
filed 2017-06-02
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 30, 2017

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,856,777 Shares
Class	Outstanding at April 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended April 30,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2017	2016	2017	2016
Net sales	$522.4	$483.8	$1,021.5	$933.4
Cost of sales	178.5	185.3	365.3	372.9
Gross profit	343.9	298.5	656.2	560.5
Selling, general and administrative expense	193.3	177.7	381.9	351.3
Research and development expense	16.8	16.7	33.1	31.5
Amortization of intangibles	16.7	14.3	33.4	30.5
Operating income	117.1	89.8	207.8	147.2
Interest expense	7.7	7.6	15.0	12.9
Other (income) expense, net	(0.1)	(0.4)	3.2	0.9
Income before income taxes	109.5	82.6	189.6	133.4
Provision for income taxes	4.6	8.2	8.9	7.2
Net income	104.9	74.4	180.7	126.2
Less: net income attributable to noncontrolling interests	—	0.3	—	0.7
Net income attributable to Cooper stockholders	$104.9	$74.1	$180.7	$125.5
Earnings per share attributable to Cooper stockholders - basic	$2.14	$1.53	$3.70	$2.59
Earnings per share attributable to Cooper stockholders - diluted	$2.12	$1.52	$3.65	$2.57
Number of shares used to compute earnings per share:
Basic	49.0	48.4	48.9	48.4
Diluted	49.5	48.9	49.5	48.8
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended April 30,
(In millions)
(Unaudited)

	Three Months		Six Months
	2017	2016	2017	2016
Net income	104.9	74.4	$180.7	$126.2
Other comprehensive income (loss):
Foreign currency translation adjustment	38.3	52.3	66.5	(61.5)
Comprehensive income	143.2	126.7	247.2	64.7
Less: comprehensive income attributable to noncontrolling interests	—	0.7	—	0.7
Comprehensive income attributable to Cooper stockholders	143.2	126.0	$247.2	$64.0
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	April 30, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$121.3	$100.8
Trade accounts receivable, net of allowance for doubtful accounts of $9.4 at April 30, 2017 and $8.5 at October 31, 2016	311.2	291.4
Inventories	437.6	417.7
Deferred tax assets (1)	—	49.7
Prepaid expense and other current assets	88.2	77.5
Total current assets	958.3	937.1
Property, plant and equipment, at cost	1,675.2	1,603.2
Less: accumulated depreciation and amortization	788.7	725.5
	886.5	877.7
Goodwill	2,302.7	2,164.7
Other intangibles, net	485.0	441.1
Deferred tax assets (1)	59.7	6.1
Other assets	57.6	51.9
	$4,749.8	$4,478.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$41.3	$226.3
Accounts payable	100.4	107.4
Employee compensation and benefits	62.5	77.7
Other current liabilities	139.0	131.8
Total current liabilities	343.2	543.2
Long-term debt	1,345.6	1,107.4
Deferred tax liabilities (1)	25.6	37.5
Accrued pension liability and other	95.6	94.6
Total liabilities	1,810.0	1,782.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 52.3 at April 30, 2017 and 52.1 at October 31, 2016	5.2	5.2
Additional paid-in capital	1,503.8	1,494.0
Accumulated other comprehensive loss	(423.1)	(489.6)
Retained earnings	2,243.4	2,046.3
Treasury stock at cost: 3.4 shares at April 30, 2017 and 3.3 shares at October 31, 2016	(389.7)	(360.1)
Noncontrolling interests	0.2	0.1
Stockholders’ equity	2,939.8	2,695.9
	$4,749.8	$4,478.6
(1)Prospective adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Refer to Note 1.
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$180.7	$126.2
Depreciation and amortization	94.0	101.4
Decrease in operating capital	(59.5)	(61.6)
Other non-cash items	24.9	21.4
Net cash provided by operating activities	240.1	187.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(57.3)	(86.3)
Acquisitions of businesses, net of cash acquired, and other	(173.8)	(145.5)
Net cash used in investing activities	(231.1)	(231.8)
Cash flows from financing activities:
Proceeds from long-term debt	619.0	1,367.3
Repayments of long-term debt	(374.0)	(1,250.4)
Net repayments of short-term debt	(192.4)	(23.6)
Repurchase of common stock	(29.5)	—
Net payments related to share-based compensation awards	(10.0)	(11.4)
Excess tax benefit from share-based compensation awards	—	5.0
Dividends on common stock	(1.5)	(1.5)
Debt acquisition costs	—	(12.5)
Distributions to noncontrolling interests	—	(0.4)
Payment of contingent consideration	(3.7)	—
Proceeds from construction allowance	2.1	—
Net cash provided by financing activities	10.0	72.5
Effect of exchange rate changes on cash and cash equivalents	1.5	—
Net increase in cash and cash equivalents	20.5	28.1
Cash and cash equivalents - beginning of period	100.8	16.4
Cash and cash equivalents - end of period	$121.3	$44.5
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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at April 30, 2017 and October 31, 2016, the consolidated results of its operations for the three and six months ended April 30, 2017 and 2016 and its consolidated condensed cash flows for the six months ended April 30, 2017 and 2016. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the fiscal first half of 2017, there were no significant changes in our estimates and critical accounting policies except for the accounting pronouncements that were recently adopted which are discussed below. Please refer to Note 1. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, for a more complete discussion of our estimates and critical accounting policies.
During the fiscal first quarter of 2017, the Company identified and recorded an amount of $4.1 million, net of income tax expense, to reflect a net cumulative decrease to retained earnings as of the opening balance sheet for the fiscal year ended October 31, 2016 and a corresponding net increase in other current liabilities and deferred tax asset, all associated with an understatement of accruals for rebates in prior years. Accordingly, the Company has not revised income statements or cash flows of any periods as the impact to all periods is minimal since the understated rebates liability was accumulated primarily prior to fiscal 2014. Based upon evaluation and consideration of provisions under ASC 250, Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No.99, Materiality,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

we determined that the impact is not material to our prior year's consolidated financial statements. However, we have revised our prior year Balance Sheet as of October 31, 2016 in this Quarterly Report on Form 10-Q to reflect this adjustment.
Accounting Pronouncements Issued Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is presented in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below income from operations. ASU 2017-07 will be effective for the Company in our fiscal year and interim periods beginning November 1, 2018.

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
Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company has elected to early adopt ASU 2017-01 effective in the fiscal second quarter, the adoption has no material impact for the Company.

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

Accordingly, the Company recognized $17.9 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings as of November 1, 2016. Furthermore, in accordance with the update, the Company recognized excess tax benefits as a discrete income tax benefit of $7.3 million during the fiscal first half of 2017 and accordingly, this is classified as an operating activity in the Consolidated Statements of Cash Flows on a prospective basis. The Company elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each accounting period.

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

Note 2. Acquisitions

Fiscal Year 2017
On November 4, 2016, we completed the acquisition of Wallace, the in-vitro fertilization (IVF) segment of Smiths Medical International, Ltd., a division of Smiths Group plc. The fair value of the consideration transferred for the acquisition was approximately $167.4 million in cash. Our preliminary allocation of the fair value of the purchase price includes $72.2 million in identifiable intangible assets, consisting of $66.5 million for technology, $3.2 million for trade name and $2.5 million for customer relationships; $94.8 million in goodwill; and $0.4 million in identifiable net assets. We are in the process of finalizing information related to assets and the corresponding effect on goodwill.
Fiscal Year 2016

On March 31, 2016 we completed the acquisition of Genesis Genetics Inc., a U.S. based genetics laboratory specializing in preimplantation genetic screening and preimplantation genetic diagnosis used during the IVF process. The fair value of the consideration transferred for the acquisition was approximately $61.1 million in cash, $60.5 million net of cash acquired. Our allocation of the fair value of the purchase price includes $28.6 million in identifiable intangible assets, consisting of $25.2 million for customer relationships and $3.4 million for trade names; $28.7 million in goodwill; and $3.8 million in identifiable net tangible assets.

On February 8, 2016, we completed the acquisition of The Pipette Company, an Australian manufacturer and distributor of micro pipettes for the Assisted Reproductive Technology market. The fair value of the consideration transferred for the acquisition was approximately $20.2 million in cash, $19.6 million net of cash acquired. Our allocation of the fair value of the purchase price includes $5.6 million in identifiable intangible assets, consisting of $5.2 million for customer relationships and $0.4 million for trade names; $15.0 million in goodwill; and $0.4 million in identifiable net liabilities.

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

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fiscal fourth quarter of 2014 and in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include product and equipment rationalization, workforce reductions and consolidation of duplicative facilities. At October 31, 2016, our activities related to this restructuring and integration plan were essentially complete. The total restructuring costs under this plan were $148.3 million. There were no charges related to the 2014 Sauflon Integration Plan in fiscal first half of 2017.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the restructuring activities by major component for the fiscal year ended October 31, 2016 and the six months ended April 30, 2017:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total

Balance at October 31, 2015	$8.6	$0.3	$—	$8.9
Additions during fiscal 2016	—	0.2	56.4	56.6
Payments during the fiscal year	(5.2)	(0.2)	—	(5.4)
Non-cash adjustments (a) (b)	(0.6)	—	(56.4)	(57.0)
Balance at October 31, 2016	$2.8	$0.3	$—	$3.1
Payments during the six months ended April 30, 2017	(1.5)	—	—	(1.5)
Non-cash adjustments (a)	(0.7)	(0.3)	—	(1.0)
Balance at April 30, 2017	$0.6	$—	$—	$0.6
(a) Represent adjustments for currency translation and accrual releases for employee and facilities-related.
(b) Represents equipment disposals, inventory write-offs and accelerated depreciation for product rationalization.

Note 4. Inventories

(In millions)	April 30, 2017	October 31, 2016
Raw materials	$101.1	$86.0
Work-in-process	14.7	12.6
Finished goods	321.8	319.1
	$437.6	$417.7
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.
Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2015	$1,827.6	$369.5	$2,197.1
Net additions during the year ended October 31, 2016	9.1	156.9	166.0
Translation	(190.3)	(8.1)	(198.4)
Balance at October 31, 2016	1,646.4	518.3	2,164.7
Net (reductions) additions during the six months ended April 30, 2017	(1.1)	94.8	93.7
Translation	43.4	0.9	44.3
Balance at April 30, 2017	$1,688.7	$614.0	$2,302.7

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Intangible Assets

	As of April 30, 2017		As of October 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation
Trademarks	$40.1	$8.4	$36.6	$6.8
Technology	422.7	156.5	354.8	139.3
Customer relationships	291.1	132.8	285.7	121.9
License and distribution rights and other	68.2	39.4	65.8	33.8
	822.1	$337.1	742.9	$301.8
Less: accumulated amortization and translation	337.1		301.8
Other intangible assets, net	$485.0		$441.1
We estimate that amortization expense for our existing other intangible assets at April 30, 2017, will be $66.7 million in fiscal 2017, $64.5 million in fiscal 2018, $62.1 million in fiscal 2019, $52.2 million in fiscal 2020 and $50.7 million in fiscal 2021.
Note 6. Debt

(In millions)	April 30, 2017	October 31, 2016
Short-term:
Overdraft and other credit facilities	$31.3	$17.1
Current portion of long-term debt	11.3	210.7
Less: unamortized debt issuance cost on term loans	(1.3)	(1.5)
	$41.3	$226.3
Long-term:
Credit agreement	$245.0	$—
Term loans	1,103.8	1,111.2
Other	0.2	0.2
Less: unamortized debt issuance cost on term loans	(3.4)	(4.0)
	$1,345.6	$1,107.4

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
At April 30, 2017, we were in compliance with the Interest Coverage Ratio at 23.95 to 1.00 and the Total Leverage Ratio at 1.87 to 1.00.
At April 30, 2017, we had $830.0 million outstanding under the term loan and $754.8 million available under the revolving credit agreement.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for more details.
$700.0 million Term Loan and $300 million Term Loan

On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent (as subsequently amended, the 2014 Term Loan Agreement) with a maturity date of August 4, 2017. In August 2014, we utilized this facility to fund the acquisition of Sauflon, as well as to provide working capital and for general corporate purposes. We repaid $493.0 million of the outstanding balance in fiscal 2016 and fully repaid the remaining outstanding balance of $207.0 million in the fiscal second quarter of 2017 using the funds from the 2016 Credit Agreement, as well as from cash provided by operations.

At April 30, 2017, we had no outstanding balance under the 2014 Term Loan.

On September 12, 2013, the Company entered into a five-year, $300.0 million, senior unsecured term loan agreement by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent (as subsequently amended, the 2013 Term Loan Agreement), with a maturity date of September 12, 2018, subject to amortization of principal of 5% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity. In fiscal 2016, we repaid $15.0 million of the outstanding balance using the funds from the 2016 Credit Agreement.

At April 30, 2017, we had $285.0 million outstanding under the 2013 Term Loan. Subsequent to the end of fiscal second quarter, we fully repaid the remaining $285.0 million in May 2017 using the funds from the 2016 Credit Agreement.

Amounts outstanding under the 2014 and 2013 Term Loan Agreements (Term Loan Agreements) bear interest, at our option, at either the base rate, or the adjusted LIBO rate (each as defined in the Term Loan Agreements), plus, in each case, an applicable rate of between 0.00% and 0.50% in respect of base rate loans and between 0.75% and 1.50% in respect of adjusted LIBO rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the Term Loan Agreements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 7. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2017 was 4.7%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the fiscal first half of 2016 was 5.4%. The decrease in the effective tax rate in the fiscal first half of 2017 reflects a shift in our geographic mix of income as well as the benefit from adopting ASU 2016-09 (Excess tax benefit from share-based compensation).
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2016, Cooper had unrecognized tax benefits of $39.9 million, of which, if recognized, $29.7 million would impact our ETR. For the fiscal first half of 2017, there were no material changes to the total amount of unrecognized tax benefits.
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
At April 30, 2017, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2014 through 2016. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2013 through 2016.

Note 8. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2017	2016	2017	2016
Net income attributable to Cooper stockholders	$104.9	$74.1	$180.7	$125.5
Basic:
Weighted average common shares	49.0	48.4	48.9	48.4
Basic earnings per common share attributable to Cooper stockholders	$2.14	$1.53	$3.70	$2.59
Diluted:
Weighted average common shares	49.0	48.4	48.9	48.4
Effect of potential dilutive common shares	0.5	0.5	0.6	0.4
Diluted weighted average common shares	49.5	48.9	49.5	48.8
Diluted earnings per common share attributable to Cooper stockholders	$2.12	$1.52	$3.65	$2.57

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2017	2016	2017	2016
Numbers of stock option shares excluded	192	537	234	537
Range of exercise prices	$175.31	$131.60-$162.69	$162.28-$175.31	$131.60-$162.69
Numbers of restricted stock units excluded	1	7	1	2

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2016. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Selling, general and administrative expense	$7.6	$7.0	$17.2	$12.8
Cost of sales	0.8	0.7	2.0	1.2
Research and development expense	0.3	0.2	0.6	0.6
Total share-based compensation expense	$8.7	$7.9	$19.8	$14.6
Related income tax benefit	$2.6	$2.3	$5.9	$4.3
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.8 million and $2.0 million during the three and six months ended April 30, 2017, respectively; and $0.7 million and $1.2 million during the three and six months ended April 30, 2016, respectively.
Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
Balance at October 31, 2015	$(171.8)	$(19.8)	$(191.6)
Gross change in value during the year ended October 31, 2016	(289.6)	(13.7)	(303.3)
Tax effect for the period	—	5.3	5.3
Balance at October 31, 2016	$(461.4)	$(28.2)	$(489.6)
Gross change in value during the six months ended April 30, 2017	66.5	—	66.5
Balance at April 30, 2017	$(394.9)	$(28.2)	$(423.1)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company’s common stock in March 2017. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

requirements. In the fiscal second quarter of 2017, we repurchased 150 thousand shares of the Company's common stock for $29.5 million, at an average purchase price of $196.82 per share. We did not repurchase shares during the fiscal first half of 2016. At April 30, 2017, approximately $589.0 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share on February 9, 2017, to stockholders of record on January 23, 2017.

Note 11. Fair Value Measurements
At April 30, 2017 and October 31, 2016, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving credit agreement and term loans approximated their fair values at April 30, 2017 and October 31, 2016 and are categorized as Level 2 of the fair value hierarchy.

At April 30, 2017 and October 31, 2016, we do not have derivative assets and liabilities balance. We may from time-to-time use interest rate swaps to maintain our desired mix of fixed-rate and variable-rate debt.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Our results of operations for the three and six months ended April 30, 2017 and 2016 reflect the following components of net periodic pension costs:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Service cost	$2.5	$2.3	$5.0	$4.6
Interest cost	1.1	1.2	2.2	2.5
Expected return on plan assets	(1.8)	(1.6)	(3.6)	(3.3)
Recognized net actuarial loss	0.7	0.4	1.4	0.8
Net periodic pension cost	$2.5	$2.3	$5.0	$4.6

We contributed $2.5 million to the Plan in the first half of fiscal 2017, and expect to contribute an additional $7.5 million during the remainder of fiscal 2017. We contributed $2.5 million to the Plan in the first half of fiscal 2016. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

Note 13. Contingencies

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints in December 2015. In June 2016, the motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act was granted, but the motion to dismiss with respect to claims brought under Section 1 of the Sherman Act and other state laws was denied. The actions currently are in discovery. In March 2017, the plaintiffs filed a motion for class certification. CooperVision denies the allegations and intends to defend the actions vigorously. At this time, we do not believe a loss or adverse effect on our financial condition is probable nor is any range of potential loss reasonably estimable.

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
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2017	2016	2017	2016
CooperVision net sales by category:
Toric lens	$131.8	$120.5	$252.5	$228.0
Multifocal lens	42.9	42.5	85.3	82.9
Single-use sphere lens	104.1	97.6	203.7	188.4
Non single-use sphere and other	129.7	130.6	256.3	256.3
Total CooperVision net sales	408.5	391.2	797.8	755.6
CooperSurgical net sales	113.9	92.6	223.7	177.8
Total net sales	$522.4	$483.8	$1,021.5	$933.4
Operating income (loss):
CooperVision	$112.1	$83.6	$199.4	$136.4
CooperSurgical	16.8	17.7	33.3	33.1
Corporate	(11.8)	(11.5)	(24.9)	(22.3)
Total operating income	117.1	89.8	207.8	147.2
Interest expense	7.7	7.6	15.0	12.9
Other (income) expense, net	(0.1)	(0.4)	3.2	0.9
Income before income taxes	$109.5	$82.6	$189.6	$133.4

(In millions)	April 30, 2017	October 31, 2016
Identifiable assets:
CooperVision	$3,454.0	$3,382.4
CooperSurgical	1,086.4	907.1
Corporate	209.4	189.1
Total	$4,749.8	$4,478.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2017	2016	2017	2016
Net sales to external customers by country of domicile:
United States	$235.3	$221.4	$459.5	$428.2
Europe	175.6	165.9	343.9	323.0
Rest of world	111.5	96.5	218.1	182.2
Total	$522.4	$483.8	$1,021.5	$933.4

(In millions)	April 30, 2017	October 31, 2016
Net property, plant and equipment by country of domicile:
United States	$463.4	$464.1
Europe	342.2	334.4
Rest of world	80.9	79.2
Total	$886.5	$877.7

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

•
Changes in tax laws or their interpretation and changes in statutory tax rates, including but not limited to, the United States, the United Kingdom and other countries with proposed changes to tax laws, some of which may affect our taxation of earnings recognized in foreign jurisdictions and/or negatively impact our effective tax rate.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal second quarter of 2017 ended April 30, 2017, and the six months then ended and compare them with the same periods of fiscal 2016. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Second Quarter Highlights
•Net sales of $522.4 million, up 8% from $483.8 million
•Gross profit $343.9 million, up 15% from $298.5 million
•Operating income $117.1 million, up 30% from $89.8 million
•Diluted earnings per share of $2.12, up 60 cents from $1.52 per share
•Cash provided by operations $131.6 million, up from $97.8 million
Results in our fiscal second quarter of 2017 include $0.7 million of integration costs in CooperSurgical, recorded in cost of sales; $3.6 million of expenses for acquisition and integration activities primarily in CooperSurgical, $1.8 million of certain legal and lobbying expenses, as well as $16.7 million for amortization of intangible assets, all recorded in operating expenses. The legal costs relate to litigation of the class action complaints filed against CooperVision and other contact lens manufacturers, distributors and retailers relating to Unilateral Pricing Policy (UPP) along with state and federal lobbying expenses.
Results in our fiscal second quarter of 2016 included $4.9 million of expenses primarily for equipment and product rationalization and related integration costs primarily related to the acquisition of Sauflon, $1.4 million of costs associated with the start-up of new manufacturing facilities in CooperVision, and $0.9 million of integration costs in CooperSurgical, all recorded in cost of sales; $5.6 million of expenses primarily related to CooperVision's restructuring and integration activities related to the acquisition of Sauflon and acquisition and integration costs in CooperSurgical, and $0.6 million of certain legal and lobbying expenses, discussed above, recorded in operating expenses; as well as $14.3 million for amortization of intangible assets. We also incurred a loss of $0.4 million in the period relating to debt extinguishment, recorded in other expense.
Six-Month Highlights
•Net sales of $1,021.5 million, up 9% from $933.4 million
•Gross profit $656.2 million, up 17% from $560.5 million
•Operating income $207.8 million, up 41% from $147.2 million
•Diluted earnings per share of $3.65, up $1.08 from $2.57 per share
•Cash provided by operations $240.1 million, up from $187.4 million
Results in the six months ended April 30, 2017 include $0.6 million of costs associated with the start-up of new manufacturing facilities in CooperVision, and $1.5 million of integration costs in CooperSurgical, recorded in cost of sales; $7.3 million of expenses for acquisition and integration activities primarily in CooperSurgical, $3.1 million of certain legal and lobbying expenses, discussed above, as well as $33.4 million for amortization of intangible assets, all recorded in operating expenses. We also incurred a loss of $0.2 million in the period on foreign exchange forward contracts related to an acquisition, recorded in other expense.
Results in the six months ended April 30, 2016 included $16.2 million of expenses primarily for equipment and product rationalization and related integration costs, arising from the acquisition of Sauflon, $3.7 million of costs associated with the start-up of new manufacturing facilities in CooperVision, and $1.3 million of integration costs in

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical, all recorded in cost of sales; $16.5 million of expenses for CooperVision's restructuring and integration activities related to the acquisition of Sauflon and acquisition and integration costs in CooperSurgical, and $1.4 million of certain legal and lobbying expenses, discussed above, recorded in operating expenses; as well as $30.5 million for amortization of intangible assets. We also incurred losses of $0.9 million in the period related to debt extinguishment and foreign exchange forward contracts related to an acquisition, recorded in other expense.
Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, events affecting the economy as a whole, including the uncertainty and instability of global markets driven by foreign currency volatility, debt concerns, the uncertainty caused by the United Kingdom's intention to withdraw from the European Union, and the trend of consolidation within the health care industry, impact our current performance and continue to represent a risk to our future performance.
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
Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this material represents about half of the industry's sales. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses within the daily, two-week and monthly modalities along with manufacturing some of these lenses as toric and/or multifocal lenses. These lenses are marketed under a number of different brand names, including but not limited to, Biofinity®, clariti®, MyDay®and Avaira®.
We believe the global market for single-use contact lenses will continue growing and our single-use silicone hydrogel products represent an opportunity for our business. Our clariti 1day brand provides the only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses. We forecast increasing aggregate demand for clariti 1day and MyDay products, as well as future single-use products.
CooperSurgical - Our CooperSurgical business competes in the general health care market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility and diagnostics. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. CooperSurgical product sales are categorized based on the point of health care delivery including products used in medical office and surgical procedures primarily by obstetricians and gynecologists (ob/gyns) that represented 46% of CooperSurgical's net sales in the fiscal second quarter of 2017 compared to 56% in the prior year period. CooperSurgical's remaining sales are specialized products and services that largely target the in vitro fertilization (IVF) process used in fertility that now represent 54% of CooperSurgical's net sales up from 44% in the prior year period. This change in product mix is attributed to recent acquisitions discussed below.
We have continued to invest in CooperSurgical's business through the acquisition of companies and product lines for new or complementary products and services for the IVF process. In our fiscal first quarter of 2017, we acquired Wallace, the IVF segment of Smiths Medical International, Ltd.
In fiscal 2016, we acquired Recombine Inc., Reprogenetics UK and Genesis Genetics Inc., which compete in service offerings of carrier screening, preimplantation genetic screening (PGS) and/or preimplantation genetic diagnosis (PGD) used during the IVF process, and we also acquired Kivex Biotec A/S, The Pipette Company and Research Instruments, who are manufacturers and distributors of IVF medical devices, systems and/or equipment. Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for more details. We intend to continue investing in

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of health care, fertility and diagnostics.

Capital Resources - At April 30, 2017, we had $121.3 million in cash, primarily outside the United States, and $754.8 million available under our syndicated revolving credit agreement. The $830.0 million term loan entered on March 1, 2016 remains outstanding as of April 30, 2017. In the fiscal second quarter of 2017, we used funds from operations and from our revolving credit agreement to fully repay the remaining $207.0 million outstanding from the $700.0 million term loan originally entered into on August 4, 2014. Subsequent to the end of fiscal second quarter of 2017, in May 2017, we fully repaid the remaining $285.0 million outstanding from the $300.0 million term loan originally entered into on September 12, 2013 using the funds from the 2016 Credit Agreement.

On March 1, 2016, we entered into a syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent. This agreement, maturing on March 1, 2021, replaced our previous revolving Credit Agreement, entered into on January, 12, 2011 and provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. We used funds from the new term loan to repay outstanding amounts under the previous Credit Agreement, to repay our other outstanding term loans and for general corporate purposes. See Note 6. Debt for additional information.

We believe our cash and cash equivalents, cash flow from operating activities and borrowing capacity under our credit facilities will fund operations both in the next 12 months and in the longer term as well as current and long-term cash requirements for capital expenditures, acquisitions, share repurchases and cash dividends. However, depending on the size or timing of these business activities, we may seek to raise additional debt financing.

Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Six Months
	Percentage of Sales		2017 vs 2016 % Change	Percentage of Sales		2017 vs 2016 % Change
Periods Ended April 30,	2017	2016		2017	2016
Net sales	100%	100%	8%	100%	100%	9%
Cost of sales	34%	38%	(4)%	36%	40%	(2)%
Gross profit	66%	62%	15%	64%	60%	17%
Selling, general and administrative expense	37%	37%	9%	37%	38%	9%
Research and development expense	3%	3%	1%	3%	3%	5%
Amortization of intangibles	3%	3%	17%	3%	3%	9%
Operating income	22%	19%	30%	20%	16%	41%
Net Sales
Our two business units, CooperVision and CooperSurgical, generate all of our sales. Our consolidated net sales grew by $38.6 million or 8%, and $88.1 million or 9%, in the three and six months ended April 30, 2017, respectively:

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2017	2016	2017 vs 2016 % Change	2017	2016	2017 vs 2016 % Change
CooperVision	$408.5	$391.2	4%	$797.8	$755.6	6%
CooperSurgical	113.9	92.6	23%	223.7	177.8	26%
	$522.4	$483.8	8%	$1,021.5	$933.4	9%

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

CooperVision Net Sales by Category

Three Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Toric	$131.8	32%	$120.5	31%	9%
Multifocal	42.9	10%	42.5	11%	1%
Single-use spheres	104.1	26%	97.6	25%	7%
Non single-use sphere, other	129.7	32%	130.6	33%	(1)%
	$408.5	100%	$391.2	100%	4%

Six Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Toric	$252.5	32%	$228.0	30%	11%
Multifocal	85.3	11%	82.9	11%	3%
Single-use spheres	203.7	25%	188.4	25%	8%
Non single-use sphere, other	256.3	32%	256.3	34%	—%
	$797.8	100%	$755.6	100%	6%

In the three and six months ended April 30, 2017, CooperVision's toric and multifocal lenses grew largely through the success of our clariti and Biofinity portfolios, offset by declines in older hydrogel products. Single-use sphere lenses

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

growth was largely attributable to clariti and MyDay lenses offset by declines in older hydrogel products. Non single-use sphere grew largely on sales of Biofinity offset by declines in older hydrogel products. Other products primarily include lens care, approximately 2% and 3% of net sales, in the three and six months ended April 30, 2017, respectively. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay grew 15% in the three months ended, representing 66% of net sales compared to 60% in the same prior year period, and grew 16% in the six months ended, representing 64% of net sales compared to 59% in the same prior year period.

CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2017	2016	2017 vs 2016 % Change	2017	2016	2017 vs 2016 % Change
Americas	$171.9	$165.1	4%	$334.9	$316.5	6%
EMEA	152.5	148.8	2%	297.4	294.1	1%
Asia Pacific	84.1	77.3	9%	165.5	145.0	14%
	$408.5	$391.2	4%	$797.8	$755.6	6%
CooperVision net sales growth for the three and six months ended were partially offset by foreign exchange rate fluctuations which had a net negative impact on net sales of $10.8 million and $17.9 million, respectively, primarily from currencies in the EMEA region. Americas net sales growth was primarily due to silicone hydrogel lenses including Biofinity, clariti, and MyDay, partially offset by the decrease in sales of older hydrogel products. EMEA net sales growth was due to silicone hydrogel lenses including Biofinity, clariti and MyDay, which was partially offset by weakening foreign currencies, primarily the British pound and euro, compared to the United States dollar. Net sales in the Asia Pacific region grew primarily due to silicone hydrogel lenses, including Biofinity, MyDay and clariti. Net sales growth in the Asia Pacific region benefited in the six-month period by exchange rate changes of the United States dollar compared to the Japanese yen.
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

Three Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Office and surgical products	$52.7	46%	$52.3	56%	1%
Fertility	61.2	54%	40.3	44%	52%
	$113.9	100%	$92.6	100%	23%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Office and surgical products	$105.8	47%	$106.4	60%	(1)%
Fertility	117.9	53%	71.4	40%	65%
	$223.7	100%	$177.8	100%	26%

CooperSurgical's net sales of medical office and surgical products in the three and six months ended April 30, 2017 remained relatively flat compared to the prior year periods due to declines in sales of disposable products partially offset by growth in recently launched products used in surgical procedures. The net sales increases in fertility products and services compared to the prior year periods were primarily due to sales of products and services of recently acquired companies. Unit growth and product mix, primarily sales of recently acquired products and services, influenced sales growth. Net sales growth was partially offset by the negative impact from the weakening of foreign currencies as compared to the United States dollar.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Six Months
Periods Ended April 30,	2017	2016	2017	2016
CooperVision	67%	61%	65%	59%
CooperSurgical	61%	64%	61%	64%
Consolidated	66%	62%	64%	60%
CooperVision's increases in gross margin in the three and six months ended as compared to the prior year periods are primarily due to the increase in sales of higher margin products including Biofinity and favorable currency impact to CooperVision's cost of sales primarily led by the weakening of British pound compared to the United States dollar. Prior year period's gross margin was also negatively impacted primarily due to product and equipment rationalization costs arising from the Sauflon restructuring and integration activities and facility startup costs for $6.3 million and $19.9 million in the three and six months ended April 30, 2016, respectively.
CooperSurgical’s decreases in gross margin in the three and six months ended as compared to the prior year periods are primarily due to the addition of sales of lower margin products and services from acquisitions.
Selling, General and Administrative Expense (SGA)

Three Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$141.7	35%	$133.6	34%	6%
CooperSurgical	39.8	35%	32.6	35%	22%
Corporate	11.8	—	11.5	—	3%
	$193.3	37%	$177.7	37%	9%

Six Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$279.0	35%	$265.9	35%	5%
CooperSurgical	78.0	35%	63.1	35%	24%
Corporate	24.9	—	22.3	—	11%
	$381.9	37%	$351.3	38%	9%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The increases in CooperVision's SGA in absolute dollars in the three and six months ended as compared to the prior year periods were attributed to investments to support our long term objectives, including increased headcount in sales, marketing and G&A, investment in information technology and higher distribution expenses to support revenue growth. CooperVision's SGA in the three and six months ended April 30, 2017, include $0.6 million and $0.9 million of acquisition costs and $1.8 million and $3.1 million of legal costs, respectively. Legal costs relate primarily to UPP, state and federal lobbying expenses. CooperVision's SGA in the prior year periods included $2.1 million and $10.4 million of Sauflon restructuring and integration costs in the three and six months ended April 30, 2016, respectively.
The increases in CooperSurgical's SGA in absolute dollars are primarily due to the inclusion of operating expenses of recently acquired companies and investment in headcount to support growth. CooperSurgical's SGA included $2.7 million and $5.6 million of primarily integration expenses from recently acquired companies in the three and six months ended April 30, 2017, respectively, compared to $3.4 million and $6.2 million in the prior year periods, respectively. CooperSurgical continues to invest in sales activities to promote products and to reach new customers.
The increases in Corporate SGA in absolute dollars for the three and six months ended as compared to the prior year periods are primarily due to share based compensation related expenses.
Research and Development Expense (R&D)

Three Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$11.6	3%	$12.4	3%	(7)%
CooperSurgical	5.2	5%	4.3	5%	22%
	$16.8	3%	$16.7	3%	1%

Six Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$22.9	3%	$23.5	3%	(3)%
CooperSurgical	10.2	5%	8.0	4%	28%
	$33.1	3%	$31.5	3%	5%
The decreases in CooperVision's R&D expenses in absolute dollars in the three and six months ended compared to the prior year periods are primarily due to reduction in headcount due to synergies from integration activities. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.
The increases in CooperSurgical's R&D expenses in absolute dollars in the three and six months ended are largely due to increased activity to bring newly acquired products to market, increased project investments to develop new products and the upgrade of existing products. CooperSurgical's R&D activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices and diagnostic services.
Amortization Expense

Three Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$8.8	2%	$9.7	2%	(9)%
CooperSurgical	7.9	7%	4.6	5%	71%
	$16.7	3%	$14.3	3%	17%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$17.7	2%	$21.7	3%	(19)%
CooperSurgical	15.7	7%	8.8	5%	79%
	$33.4	3%	$30.5	3%	9%
The increases in amortization are due primarily to amortization of intangible assets acquired in recent acquisitions by CooperSurgical. The decreases in CooperVision's amortization expense in the three and six months ended compared to the prior year periods were due to a charge of $2.3 million in the fiscal first quarter of 2016 to write off acquired in-process research and development and certain intangible assets that were fully amortized.
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

Pursuant to the 2014 Sauflon Integration Plan, in the three and six month periods ended April 30, 2016 , we recorded in cost of sales $4.2 million and $14.7 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales, employee termination costs of $0.7 million and $0.5 million in the three and six month periods ended April 30, 2016 , respectively. We recorded $0.1 million of employee termination costs and $0.3 million for lease termination costs in selling, general and administrative expense in the six months ended April 30, 2016. We also recorded in research and development expense $0.1 million of employee termination costs in the six months ended April 30, 2016. In addition, CooperVision incurred $2.1 million and $10.0 million of integration costs included in operating expenses in the three and six month periods ended April 30, 2016, respectively.

Operating Income

Three Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$112.1	27%	$83.6	21%	34%
CooperSurgical	16.8	15%	17.7	19%	(5)%
Corporate	(11.8)	—	(11.5)	—	(3)%
	$117.1	22%	$89.8	19%	30%

Six Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$199.4	25%	$136.4	18%	46%
CooperSurgical	33.3	15%	33.1	19%	—%
Corporate	(24.9)	—	(22.3)	—	(11)%
	$207.8	20%	$147.2	16%	41%
Consolidated operating income in the fiscal 2017 periods increased in absolute dollars and as a percentage of net sales compared to the prior year periods primarily due to the increase in consolidated net sales and improved gross margin.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision's operating income in the fiscal 2017 periods increased in absolute dollars and as a percentage of net sales primarily due to increases in net sales, improved gross margin and decreases in expenses relating to restructuring and integration costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses.
CooperSurgical's operating income in the three month period decreased in absolute dollars and decreased as a percentage of net sales in the three and six months ended reflect the sales of lower margin products and services from acquisitions and the increase in total operating expenses primarily due to SGA and amortization expenses from recent acquisitions.
Interest Expense

Three Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Interest expense	$7.7	1%	$7.6	2%	1%

Six Months Ended April 30,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Interest expense	$15.0	1%	$12.9	1%	16%

Interest expense increases in the three and six months ended compared to the prior year periods reflect higher average debt as a result of debt incurred in connection with acquisitions and higher interest rates.

Other Expense (Income), Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2017	2016	2017	2016
Foreign exchange (gain) loss	$(0.4)	$(0.7)	$2.8	$0.9
Other, net	0.3	0.3	0.4	—
	$(0.1)	$(0.4)	$3.2	$0.9
Foreign exchange (gain) loss is primarily resulting from revaluation and settlement of foreign currencies-denominated balances.
Provision for Income Taxes
We recorded income tax expense of $8.9 million in the fiscal first half of 2017 compared to $7.2 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the fiscal first half of 2017 was 4.7% compared to our ETR of 5.4% in the prior year period. The decrease in our ETR compared to the prior year period reflects a shift in our geographic mix of income as well as discrete benefits from excess tax benefit from share-based compensation.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $57.8 million and a foreign effective tax rate of approximately 2.6% in our fiscal first half of 2017 compared to a benefit of approximately $37.3 million and a foreign effective tax rate of a benefit of approximately 5.5% in our fiscal first half of 2016. See the notes to consolidated condensed financial statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion. The program has no expiration date and may be discontinued at any time. During the fiscal second quarter of 2017, we repurchased 150 thousand shares of our common stock for $29.5 million at an average price of $196.82 per share. At April 30, 2017, we had remaining authorization to repurchase about $589.0 million of our common stock. See the notes to consolidated condensed financial statements for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2017	2016	2017	2016
Selling, general and administrative expense	$7.6	$7.0	$17.2	$12.8
Cost of sales	0.8	0.7	2.0	1.2
Research and development expense	0.3	0.2	0.6	0.6
Total share-based compensation expense	$8.7	$7.9	$19.8	$14.6
Related income tax benefit	$2.6	$2.3	$5.9	$4.3
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.8 million and $2.0 million during the three and six months ended April 30, 2017, respectively; and $0.7 million and $1.2 million during the three and six months ended April 30, 2016, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Second Quarter Highlights

•	Operating cash flow $131.6 million compared to $97.8 million in the second quarter of fiscal 2016

•	Expenditures for purchases of property, plant and equipment $28.5 million compared to $41.2 million in the prior year period

•	Share repurchases under our share repurchase plan $29.5 million, compared to no share repurchase in the prior year period
Six-Month Highlights

•	Operating cash flow $240.1 million compared to $187.4 million in the fiscal second quarter of 2016

•	Expenditures for purchases of property, plant and equipment $57.3 million compared to $86.3 million in the prior year period

•	Share repurchases under our share repurchase plan $29.5 million, compared to no share repurchase in the prior year period

•	Cash payments for acquisitions, $173.8 million, primarily CooperSurgical acquisition, compared to $145.5 million in the prior year period
Comparative Statistics

($ in millions)	April 30, 2017	October 31, 2016
Cash and cash equivalents	$121.3	$100.8
Total assets	$4,749.8	$4,478.6
Working capital	$615.1	$393.9
Total debt	$1,386.9	$1,333.8
Stockholders’ equity	$2,939.8	$2,695.9
Ratio of debt to equity	0.47:1	0.49:1
Debt as a percentage of total capitalization	32%	33%
Operating cash flow - twelve months ended	$562.3	$509.6
Working Capital
The increase in working capital at April 30, 2017 from the end of fiscal 2016 was primarily due to the repayment of $207.0 million term loan classified as short-term debt, increase in cash, accounts receivable and inventories. This is partially offset by the reclassification of short term deferred tax assets to long term assets (See Note 1. General).
At April 30, 2017, our inventory months on hand (MOH) were 7.4 compared to 5.6 at October 31, 2016. MOH at October 31, 2016 was 6.7 after adjusting for product rationalization costs related to Sauflon. The $19.9 million increase in inventories was primarily due to increase in raw materials to support product launches and production levels. Our days sales outstanding (DSO) were 51 days at April 30, 2017, compared to 53 days at October 31, 2016 and 54 days at April 30, 2016. The decrease in DSO related to increased collections from accounts receivable.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the fiscal first half of 2017 continued to be our major source of liquidity, at $240.1 million compared to $187.4 million in the prior year period. Current period results include $180.7 million of net income and non-cash items primarily made up of $94.0 million related to depreciation and amortization, $27.1 million related to share-based compensation expense, including excess tax benefit and $2.6 million related to impairment of property, plant and equipment. Cash flow from operating capital reflect the changes in operating assets and liabilities, which are primarily $11.8 million of decreases in accounts payable and other liabilities primarily due to timing of payment, increase in receivables and other assets of $29.0 million, driven by increase in accounts receivable from higher revenue and increases in inventories of $19.9 million. The $52.7 million increase in cash flow provided by operations in the fiscal first half of 2017 as compared to fiscal 2016 is primarily due to the increase in net income.

For the fiscal first half of 2017 and 2016, our primary source of cash flows provided by operating activities were cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments for interest of $13.4 million and $9.6 million for the fiscal first half of 2017 and 2016, respectively.

Investing Cash Flow

Cash used in investing activities of $231.1 million in the fiscal first half of 2017 was driven by capital expenditures of $57.3 million, primarily to increase manufacturing capacity, and payments of $173.8 million related to acquisitions, primarily the acquisition of Wallace in the fiscal first quarter of 2017.

Cash used in investing activities of $231.8 million in the fiscal first half of 2016 was driven by capital expenditures of $86.3 million, primarily to increase manufacturing capacity, and payments of $145.5 million primarily related to CooperSurgical acquisitions.

Financing Cash Flow

The changes in cash provided by financing activities primarily relate to borrowings and repayments of debt as well as the effects of share-based compensation awards. Cash provided by financing activities of $10.0 million in the fiscal first half of 2017 was driven by $52.6 million from net borrowings of debt, partially offset by $29.5 million of share repurchases, and $10.0 million for taxes paid related to vested share-based compensation awards.

Cash provided by financing activities of $72.5 million in the fiscal first half of 2016 was driven by $93.3 million net borrowings of debt and $5.0 million of excess tax benefit relating to share-based compensation awards, partially offset by $12.5 million payment of debt acquisition costs, $11.4 million for taxes paid related to vested share-based compensation awards, dividend payments on common stock of $1.5 million and $0.4 million for distributions to noncontrolling interests.

At April 30, 2017, we had $754.8 million available under the 2016 Credit Agreement. Current period debt outstanding includes the $830.0 million term loan entered into on March 1, 2016, and $285.0 million of the $300.0 million term loan entered into on September 12, 2013. Subsequent to the end of fiscal second quarter, we fully repaid the remaining $285.0 million of the $300.0 million term loan in May 2017. We are in compliance with our financial covenants including the Interest Coverage Ratio at 23.95 to 1.00 and the Total Leverage Ratio at 1.87 to 1.00. As defined, in both the 2016 Credit Agreement and our Term Loan Agreements, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00.
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
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the first half of fiscal 2017, there were no significant changes in our estimates and critical accounting policies except for the accounting pronouncements that were recently adopted which are discussed below. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, for a more complete discussion of our estimates and critical accounting policies.
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
Accounting Pronouncements Issued Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is presented in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below income from operations. ASU 2017-07 will be effective for the Company in our fiscal year and interim periods beginning November 1, 2018.

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

Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company has elected to early adopt ASU 2017-01 effective in the fiscal second quarter, the adoption has no material impact for the Company.

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

Accordingly, the Company recognized $17.9 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings as of November 1, 2016. Furthermore, in accordance with the update, the Company recognized excess tax benefits as a discrete income tax benefit of $7.3 million during the fiscal first half of 2017 and accordingly, this is classified as an operating activity in the Consolidated Statements of Cash Flows on a prospective basis. The Company elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each accounting period.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar-denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. As of April 30, 2017, we have no outstanding interest rate swaps. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

On March 1, 2016, we entered into a syndicated Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. The agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. The 2016 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous Credit Agreement, to partially repay our other outstanding term loans and for general corporate purposes. At April 30, 2017, we had $754.8 million available under the revolving credit facility and $830.0 million outstanding under the term loan.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement with a maturity date of August 4, 2017. There was no amortization of the principal, and we could prepay the loan balances from time to time, in whole or in part, with premium or penalty. We repaid $493.0 million of the outstanding balance in fiscal 2016 and repaid the remaining $207.0 million of the outstanding balance in the fiscal second quarter of 2017. At April 30, 2017, there was no outstanding balance on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement with a maturity date of September 12, 2018, subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. We repaid $15.0 million of the outstanding balance in fiscal 2016. At April 30, 2017, there was $285.0 million outstanding on this term loan. Subsequent to the end of fiscal second quarter, we fully repaid the remaining $285.0 million in May 2017 using the funds from the 2016 Credit Agreement.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2017, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of April 30, 2017, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints in December 2015. In June 2016, the motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act was granted, but the motion to dismiss with respect to claims brought under Section 1 of the Sherman Act and other state laws was denied. The actions currently are in discovery. In March 2017, the plaintiffs filed a motion for class certification. CooperVision denies the allegations and intends to defend the actions vigorously. At this time, we do not believe a loss or adverse effect on our financial condition is probable nor is any range of potential loss reasonably estimable.

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
The Company's share repurchase activity during the three-month period ended April 30, 2017, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
2/1/17 - 2/28/17	—	$—	—	$118,500,000
3/1/17 - 3/31/17	—	$—	—	$618,500,000
4/1/17 - 4/30/17	150,000	$196.82	150,000	$589,000,000
Total	150,000	$196.82	150,000
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. In March 2017, the program was amended and approved by the Company's Board of Directors for an increase of $500.0 million, providing authorization for a total of $1.0 billion. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At April 30, 2017, the remaining repurchase authorization under the 2012 Share Repurchase Program was approximately $589.0 million.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months periods ended April 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2017 and 2016, (iii) Consolidated Condensed Balance Sheets at April 30, 2017 and October 31, 2016, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2017 and 2016 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 2, 2017	/s/ Albert G. White, III
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months periods ended April 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2017 and 2016, (iii) Consolidated Condensed Balance Sheets at April 30, 2017 and October 31, 2016, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2017 and 2016 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.