Form 10-Q
period 2017-07-31
COOPER COMPANIES INC
filed 2017-09-01
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended July 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	48,949,240
Class	Outstanding at July 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Periods Ended July 31,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2017	2016	2017	2016
Net sales	$556.0	$514.7	$1,577.5	$1,448.2
Cost of sales	199.8	198.1	565.1	571.1
Gross profit	356.2	316.6	1,012.4	877.1
Selling, general and administrative expense	208.7	182.4	590.6	533.7
Research and development expense	17.5	15.9	50.6	47.4
Amortization of intangibles	17.2	15.6	50.6	46.1
Operating income	112.8	102.7	320.6	249.9
Interest expense	8.3	8.0	23.3	20.9
Other (income) expense, net	(3.2)	1.3	(0.1)	2.2
Income before income taxes	107.7	93.4	297.4	226.8
Provision for income taxes	4.1	5.2	13.1	12.4
Net income	103.6	88.2	284.3	214.4
Less: net income attributable to noncontrolling interests	—	0.3	—	1.0
Net income attributable to Cooper stockholders	$103.6	$87.9	$284.3	$213.4
Earnings per share attributable to Cooper stockholders - basic	$2.12	$1.81	$5.81	$4.41
Earnings per share attributable to Cooper stockholders - diluted	$2.09	$1.79	$5.74	$4.36
Number of shares used to compute earnings per share:
Basic	48.9	48.6	48.9	48.4
Diluted	49.6	49.0	49.5	48.9
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended July 31,
(In millions)
(Unaudited)

	Three Months		Nine Months
	2017	2016	2017	2016
Net income	103.6	88.2	$284.3	$214.4
Other comprehensive income (loss):
Foreign currency translation adjustment	38.3	(126.8)	104.8	(188.3)
Comprehensive income (loss)	141.9	(38.6)	389.1	26.1
Less: comprehensive income attributable to noncontrolling interests	—	0.3	—	1.0
Comprehensive income (loss) attributable to Cooper stockholders	141.9	(38.9)	$389.1	$25.1
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	July 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$46.0	$100.8
Trade accounts receivable, net of allowance for doubtful accounts of $10.0 at July 31, 2017 and $8.5 at October 31, 2016	335.9	291.4
Inventories	453.9	417.7
Deferred tax assets (1)	—	49.7
Prepaid expense and other current assets	96.3	77.5
Total current assets	932.1	937.1
Property, plant and equipment, at cost	1,718.5	1,603.2
Less: accumulated depreciation and amortization	823.6	725.5
	894.9	877.7
Goodwill	2,333.6	2,164.7
Other intangibles, net	487.9	441.1
Deferred tax assets (1)	66.1	6.1
Other assets	68.2	51.9
	$4,782.8	$4,478.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$33.4	$226.3
Accounts payable	112.2	107.4
Employee compensation and benefits	75.5	77.7
Other current liabilities	150.1	131.8
Total current liabilities	371.2	543.2
Long-term debt	1,180.0	1,107.4
Deferred tax liabilities (1)	30.9	37.5
Accrued pension liability and other	107.4	94.6
Total liabilities	1,689.5	1,782.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 52.4 at July 31, 2017 and 52.1 at October 31, 2016	5.2	5.2
Additional paid-in capital	1,516.9	1,494.0
Accumulated other comprehensive loss	(384.8)	(489.6)
Retained earnings	2,345.6	2,046.3
Treasury stock at cost: 3.4 shares at July 31, 2017 and 3.3 shares at October 31, 2016	(389.7)	(360.1)
Noncontrolling interests	0.1	0.1
Stockholders’ equity	3,093.3	2,695.9
	$4,782.8	$4,478.6
(1)Prospective adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Refer to Note 1.
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In millions)
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$284.3	$214.4
Depreciation and amortization	141.2	150.9
Decrease in operating capital	(58.7)	(54.6)
Other non-cash items	27.8	5.6
Net cash provided by operating activities	394.6	316.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(95.4)	(117.4)
Acquisitions of businesses, net of cash acquired, and other	(197.0)	(251.3)
Net cash used in investing activities	(292.4)	(368.7)
Cash flows from financing activities:
Proceeds from long-term debt	1,064.8	1,514.3
Repayments of long-term debt	(984.6)	(1,397.4)
Net repayments of short-term debt	(202.3)	(23.0)
Repurchase of common stock	(29.5)	—
Net (payments) proceeds related to share-based compensation awards	(5.6)	6.2
Excess tax benefit from share-based compensation awards (1)	—	11.8
Dividends on common stock	(1.5)	(1.5)
Debt acquisition costs	—	(12.5)
Distributions to noncontrolling interests	—	(0.7)
Payment of contingent consideration	(4.3)	—
Proceeds from construction allowance	2.1	4.3
Net cash (used in) provided by financing activities	(160.9)	101.5
Effect of exchange rate changes on cash and cash equivalents	3.9	(2.9)
Net (decrease) increase in cash and cash equivalents	(54.8)	46.2
Cash and cash equivalents - beginning of period	100.8	16.4
Cash and cash equivalents - end of period	$46.0	$62.6
(1)Adoption of ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, excess tax benefits classified as operating activity on a prospective basis. Refer to Note 1.

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
The unaudited consolidated condensed financial statements presented in this report contain all adjustments necessary to present fairly Cooper’s consolidated condensed financial position at July 31, 2017 and October 31, 2016, the consolidated results of its operations for the three and nine months ended July 31, 2017 and 2016 and its consolidated condensed cash flows for the nine months ended July 31, 2017 and 2016. Most of these adjustments are normal and recurring. However, certain adjustments associated with acquisitions are of a nonrecurring nature. Readers should not assume that the results reported here either indicate or guarantee future performance.
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
Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies listed below address the more significant estimates required of Management when preparing our consolidated financial statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are:
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the first nine months of fiscal 2017, there were no significant changes in our estimates and critical accounting policies except for the accounting pronouncements that were recently adopted which are discussed below. Please refer to Note 1. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, for a more complete discussion of our estimates and critical accounting policies.
During the first quarter of fiscal 2017, the Company identified and recorded an amount of $4.1 million, net of income tax expense, to reflect a net cumulative decrease to retained earnings as of the opening balance sheet for the fiscal year ended October 31, 2016 and a corresponding net increase in other current liabilities and deferred tax asset, all associated with an understatement of accruals for rebates in prior years. Accordingly, the Company has not revised income statements or cash flows of any periods as the impact to all periods is minimal since the understated rebates liability was accumulated primarily prior to fiscal 2014. Based upon evaluation and consideration of provisions under ASC 250, Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No.99, Materiality,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

we determined that the impact is not material to our prior year's consolidated financial statements. However, we have revised our prior year Balance Sheet at October 31, 2016 in this Quarterly Report on Form 10-Q to reflect this adjustment.
Accounting Pronouncements Issued Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is presented in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below income from operations. We are currently evaluating the impact of ASU 2017-07, which is effective for the Company in our fiscal year and interim periods beginning November 1, 2018.

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
Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. FASB eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. Under the amendments in this update, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the carrying amount which exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company has elected to early adopt ASU 2017-04 effective in the third quarter of fiscal 2017. The adoption has no material impact on the Company's reported financial results.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company has elected to early adopt ASU 2017-01 effective in the second quarter of fiscal 2017. The adoption has no material impact for the Company.

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

Accordingly, the Company recognized $17.9 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings at November 1, 2016. The Company also recognized excess tax benefits as a discrete income tax benefit of $13.4 million during the first nine months of fiscal 2017, which is classified as an operating activity in the Consolidated Statements of Cash Flows on a prospective basis. The Company elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each accounting period.

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

Note 2. Acquisitions

Fiscal Year 2017
On June 30, 2017, we completed the acquisition of Grand Vista LLC, a long-standing distribution partner in Russia. The fair value of the consideration transferred for the acquisition was approximately $23.7 million in cash, $23.1 million net of cash acquired. Our preliminary allocation of the fair value of the purchase price includes $14.9 million for customer relationships; $10.3 million in goodwill; and $1.5 million in identifiable net liabilities. We are in the process of finalizing information related to assets, liabilities and the corresponding effect on goodwill.
On November 4, 2016, we completed the acquisition of Wallace, the in-vitro fertilization (IVF) segment of Smiths Medical International, Ltd., a division of Smiths Group plc. The fair value of the consideration transferred for the acquisition was approximately $167.4 million in cash. Our allocation of the fair value of the purchase price includes $72.2 million in identifiable intangible assets, consisting of $66.5 million for technology, $3.2 million for trade names and $2.5 million for customer relationships; $94.8 million in goodwill; and $0.4 million in identifiable net assets.
Fiscal Year 2016

On May 31, 2016 we completed the acquisition of Reprogenetics UK, a UK based genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process. The fair value of the consideration transferred for the acquisition was approximately $11.7 million, $11.4 million net of cash acquired. Our allocation of the fair value of the purchase price includes $6.3 million in identifiable intangible assets, consisting of $5.1 million for customer relationships and $1.2 million for trade names; $5.6 million in goodwill; and $0.2 million in identifiable net liabilities.
On May 25, 2016, we completed the acquisition of Recombine Inc., a U.S. based clinical genetic testing company specializing in carrier screening. The fair value of the consideration transferred for the acquisition was approximately $84.4 million, $84.0 million net of cash acquired. Our allocation of the fair value of the purchase price includes $30.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

million in identifiable intangible assets, consisting of $23.1 million for technology, $2.4 million for customer relationships and $4.5 million for trade names; $65.0 million in goodwill; and $10.5 million in identifiable net liabilities.
On May 4, 2016, we completed the acquisition of Kivex Biotec A/S (K-Systems), a Danish manufacturer and distributor of equipment for IVF clinics. The fair value of the consideration transferred for the acquisition was approximately $11.7 million, $11.5 million net of cash acquired. Our allocation of the fair value of the purchase price includes $5.4 million in identifiable intangible assets, consisting of $3.6 million for Technology, $1.0 million for trade names and $0.8 million for customer relationships; $5.6 million in goodwill; and $0.7 million in identifiable net tangible assets.
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

We believe these acquisitions strengthen CooperVision's business through the addition of new or complementary lens products and strengthen CooperSurgical's business through the addition of new or complementary products and services within IVF and our genetic testing platform.

The pro forma results of operations of these acquisitions have not been presented because the effects of the business combinations described above, individually and in the aggregate, were not material to our consolidated results of operations.

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fourth quarter of fiscal 2014 and in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include product and equipment rationalization, workforce reductions and consolidation of duplicative facilities. At October 31, 2016, our activities related to this restructuring and integration plan were essentially complete. The total restructuring costs under this plan were $148.3 million. There were no charges related to the 2014 Sauflon Integration Plan in the first nine months of fiscal 2017.

In the three and nine month periods ended July 31, 2016, we recorded in cost of sales $8.7 million and $23.5 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales, employee termination costs of $0.4 million and $0.9 million in the three and nine month periods ended July 31, 2016, respectively. We recorded $0.1 million of employee termination costs and $0.2 million for lease termination costs in selling, general and administrative expense in the nine months ended July 31, 2016. We also recorded in research and development expense $0.1 million of employee termination costs in the nine

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

months ended July 31, 2016. In addition, CooperVision incurred $10.0 million of integration costs included in operating expenses in the nine months ended July 31, 2016, respectively. CooperVision did not incur integration costs in the first nine months of fiscal 2017.

A summary of the cumulative total restructuring costs by major component recognized at October 31, 2016, is as follows:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Cumulative amounts incurred as of October 31, 2016	$17.8	$1.1	$129.4	$148.3

The following table summarizes the restructuring activities by major component for the fiscal year ended October 31, 2016 and the nine months ended July 31, 2017:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total

Balance at October 31, 2015	$8.6	$0.3	$—	$8.9
Additions during fiscal 2016	—	0.2	56.4	56.6
Payments during the fiscal year	(5.2)	(0.2)	—	(5.4)
Non-cash adjustments (a) (b)	(0.6)	—	(56.4)	(57.0)
Balance at October 31, 2016	$2.8	$0.3	$—	$3.1
Payments during the nine months ended July 31, 2017	(1.5)	—	—	(1.5)
Non-cash adjustments (a)	(0.7)	(0.3)	—	(1.0)
Balance at July 31, 2017	$0.6	$—	$—	$0.6
(a) Represent adjustments for currency translation and accrual releases for employee and facilities-related.
(b) Represents equipment disposals, inventory write-offs and accelerated depreciation for product rationalization.

Note 4. Inventories

(In millions)	July 31, 2017	October 31, 2016
Raw materials	104.7	86.0
Work-in-process	15.1	12.6
Finished goods	334.1	319.1
	453.9	417.7
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2015	$1,827.6	$369.5	$2,197.1
Net additions during the year ended October 31, 2016	9.1	156.9	166.0
Translation	(190.3)	(8.1)	(198.4)
Balance at October 31, 2016	1,646.4	518.3	2,164.7
Net additions during the nine months ended July 31, 2017	10.3	94.4	104.7
Translation	56.6	7.6	64.2
Balance at July 31, 2017	$1,713.3	$620.3	$2,333.6

We performed our annual impairment assessment in our third quarter of fiscal 2017 and 2016, and our analysis indicated that we had no impairment of goodwill. We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards.

In the third quarter of fiscal 2017, we adopted ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment where FASB eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. We performed a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the carrying amount which exceeds the reporting unit's fair value. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business. Goodwill impairment analysis and measurement is a process that requires significant judgment. If our common stock price trades below book value per share, there are changes in market conditions or future downturn in our business, or a future annual goodwill impairment test indicates an impairment of our goodwill, we may have to recognize a non-cash impairment of goodwill that could be material and could adversely affect our results of operations in the period recognized and also adversely affect our total assets, stockholders' equity and financial condition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Intangible Assets

	At July 31, 2017		At October 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period
					(In years)
Trademarks	$40.7	$9.4	$36.6	$6.8	12
Technology	423.5	164.7	354.8	139.3	11
Customer relationships	310.3	139.3	285.7	121.9	13
License and distribution rights and other	68.9	42.1	65.8	33.8	9
	843.4	$355.5	742.9	$301.8	12
Less: accumulated amortization and translation	355.5		301.8
Other intangible assets, net	$487.9		$441.1
We estimate that amortization expense for our existing other intangible assets at July 31, 2017, will be $67.7 million in fiscal 2017, $66.3 million in fiscal 2018, $63.9 million in fiscal 2019, $53.9 million in fiscal 2020 and $52.4 million in fiscal 2021.
Note 6. Debt

(In millions)	July 31, 2017	October 31, 2016
Short-term:
Overdraft and other credit facilities	$33.4	$17.1
Current portion of long-term debt	—	210.7
Less unamortized debt issuance cost on term loans	—	(1.5)
	$33.4	$226.3
Long term:
Credit Agreement	$354.0	$—
Term loans	830.0	1,111.2
Other	0.2	0.2
Less unamortized debt issuance cost on term loans	(4.2)	(4.0)
	$1,180.0	$1,107.4

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
At July 31, 2017, we were in compliance with the Interest Coverage Ratio at 24.08 and the Total Leverage Ratio at 1.70.
At July 31, 2017, we had $830.0 million outstanding under the Term Loan and $645.7 million available under the Revolving Credit Agreement.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for more details.
$700.0 million Term Loan and $300 million Term Loan

On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and KeyBank National Association as administrative agent (as subsequently amended, the 2014 Term Loan Agreement) with a maturity date of August 4, 2017. In August 2014, we utilized this facility to fund the acquisition of Sauflon, as well as to provide working capital and for general corporate purposes. We repaid $493.0 million of the outstanding balance in fiscal 2016 and fully repaid the remaining outstanding balance of $207.0 million in the second quarter of fiscal 2017 using the funds from the 2016 Credit Agreement, as well as from cash provided by operations.

At July 31, 2017, we had no outstanding balance under the 2014 Term Loan.

On September 12, 2013, the Company entered into a five-year, $300.0 million, senior unsecured term loan agreement by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent (as subsequently amended, the 2013 Term Loan Agreement), with a maturity date of September 12, 2018, subject to amortization of principal of 5% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity. In fiscal 2016, we repaid $15.0 million of the outstanding balance and fully repaid the remaining outstanding balance of $285.0 million in May 2017 using the funds from the 2016 Credit Agreement.

At July 31, 2017, we had no outstanding balance under the 2013 Term Loan.

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
Note 7. Income Taxes
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first nine months of fiscal 2017 was 4.4%. Our year-to-date results reflect the projected fiscal year ETR, plus any discrete items. The ETR used to record the provision for income taxes for the first nine months of fiscal 2016 was 5.4%. The decrease in the effective tax rate in the first nine months of fiscal 2017 reflects a shift in our geographic mix of income as well as the benefit from adopting ASU 2016-09 (Excess tax benefit from share-based compensation).
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. At November 1, 2016, Cooper had unrecognized tax benefits of $39.9 million, of which, if recognized, $29.7 million would impact our ETR. For the first nine months of fiscal 2017, there were no material changes to the total amount of unrecognized tax benefits.
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
At July 31, 2017, the tax years for which Cooper remains subject to United States Federal income tax assessment upon examination are 2014 through 2016. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2013 through 2016.

Note 8. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In millions, except per share amounts)	2017	2016	2017	2016
Net income attributable to Cooper stockholders	$103.6	$87.9	$284.3	$213.4
Basic:
Weighted average common shares	48.9	48.6	48.9	48.4
Basic earnings per common share attributable to Cooper stockholders	$2.12	$1.81	$5.81	$4.41
Diluted:
Weighted average common shares	48.9	48.6	48.9	48.4
Effect of potential dilutive common shares	0.7	0.4	0.6	0.5
Diluted weighted average common shares	49.6	49.0	49.5	48.9
Diluted earnings per common share attributable to Cooper stockholders	$2.09	$1.79	$5.74	$4.36

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2017	2016	2017	2016
Number of stock option shares excluded	—	49	192	418
Range of exercise prices	$—	$162.28	$175.31	$131.60-$162.69
Numbers of restricted stock units excluded	2	1	3	3

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2016. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Selling, general and administrative expense	$7.7	$6.4	$24.9	$19.2
Cost of sales	(0.1)	0.7	1.9	1.8
Research and development expense	0.3	0.3	0.9	0.9
Total share-based compensation expense	$7.9	$7.4	$27.7	$21.9
Related income tax benefit	$2.6	$2.2	$8.5	$6.5
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.8 million and $2.8 million during the three and nine months ended July 31, 2017, respectively; and $0.7 million and $1.8 million during the three and nine months ended July 31, 2016, respectively. In the third quarter of fiscal 2017, there was an adjustment to cost of sales of $0.9 million to increase share-based compensation capitalized in inventory.
Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
Balance at October 31, 2015	$(171.8)	$(19.8)	$(191.6)
Gross change in value during the year ended October 31, 2016	(289.6)	(13.7)	(303.3)
Tax effect for the period	—	5.3	5.3
Balance at October 31, 2016	$(461.4)	$(28.2)	$(489.6)
Gross change in value during the nine months ended July 31, 2017	104.8	—	104.8
Balance at July 31, 2017	$(356.6)	$(28.2)	$(384.8)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

time and may be made from time to time as permitted by securities laws and other legal requirements. We did not repurchase shares in the third quarter of fiscal 2017. During the second quarter of fiscal 2017, we repurchased 150 thousand shares of our common stock for $29.5 million at an average price of $196.82. At July 31, 2017, $589.0 million remains authorized for repurchase under the program. We did not repurchase shares during the first nine months of fiscal 2016.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share on February 9, 2017, to stockholders of record on January 23, 2017. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share on August 7, 2017, to stockholders of record on July 21, 2017.

Note 11. Fair Value Measurements
At July 31, 2017 and October 31, 2016, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving credit agreement and term loans approximated their fair values at July 31, 2017 and October 31, 2016 and are categorized as Level 2 of the fair value hierarchy.

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
Our results of operations for the three and nine months ended July 31, 2017 and 2016 reflect the following components of net periodic pension costs:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Service cost	$2.5	$2.3	$7.5	$6.9
Interest cost	1.1	1.2	3.3	3.7
Expected return on plan assets	(1.8)	(1.6)	(5.4)	(4.9)
Recognized net actuarial loss	0.7	0.4	2.1	1.2
Net periodic pension cost	$2.5	$2.3	$7.5	$6.9

We contributed $5.0 million to the Plan in the first nine months of fiscal 2017, and expect to contribute an additional $5.0 million during the remainder of fiscal 2017. We contributed $5.0 million to the Plan in the first nine months of fiscal 2016. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

Note 13. Contingencies

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints in December 2015. In June 2016, the motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act was granted, but the motion to dismiss with respect to claims brought under Section 1 of the Sherman Act and other state laws was denied. The actions currently are in discovery. In March 2017, the plaintiffs filed a motion for class certification. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision, subject to Court approval of the settlement. The Company has recorded a settlement accrual of $3.0 million for the third quarter fiscal ended July 31, 2017.

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. Legal fees are recognized as incurred.

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
Total assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
CooperVision net sales by category:
Toric lens	$138.3	$126.1	$390.8	$354.1
Multifocal lens	46.8	44.3	132.1	127.2
Single-use sphere lens	115.8	104.3	319.5	292.7
Non single-use sphere and other	136.4	135.2	392.6	391.5
Total CooperVision net sales	437.3	409.9	1,235.0	1,165.5
CooperSurgical net sales	118.7	104.8	342.5	282.7
Total net sales	$556.0	$514.7	$1,577.5	$1,448.2
Operating income (loss):
CooperVision	$109.5	$99.4	$308.9	$235.7
CooperSurgical	14.9	14.7	48.2	47.9
Corporate	(11.6)	(11.4)	(36.5)	(33.7)
Total operating income	112.8	102.7	320.6	249.9
Interest expense	8.3	8.0	23.3	20.9
Other (income) expense, net	(3.2)	1.3	(0.1)	2.2
Income before income taxes	$107.7	$93.4	$297.4	$226.8

(In millions)	July 31, 2017	October 31, 2016
Total assets:
CooperVision	$3,515.8	$3,382.4
CooperSurgical	1,116.2	907.1
Corporate	150.8	189.1
Total	$4,782.8	$4,478.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
Net sales to external customers by country of domicile:
United States	$235.3	$227.8	$694.8	$656.0
Europe	200.6	182.8	544.5	505.8
Rest of world	120.1	104.1	338.2	286.4
Total	$556.0	$514.7	$1,577.5	$1,448.2

(In millions)	July 31, 2017	October 31, 2016
Net property, plant and equipment by country of domicile:
United States	$467.7	$464.1
Europe	345.4	334.4
Rest of world	81.8	79.2
Total	$894.9	$877.7

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the third quarter of fiscal 2017 ended July 31, 2017, and the nine months then ended and compare them with the same periods of fiscal 2016. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Third Quarter Highlights

•	Net sales of $556.0 million, up 8% from $514.7 million. CooperVision net sales up 7% to $437.3 million. CooperSurgical net sales up 13% to $118.7 million

•	Gross profit $356.2 million, up 12% from $316.6 million. Gross margin 64% up from 62%

•	Operating income $112.8 million, up 10% from $102.7 million. Operating margin 20%, same as prior year period

•	Diluted earnings per share of $2.09 per share, up 30 cents from $1.79 per share

•	Cash provided by operations $154.6 million, up from $128.9 million

Nine-Month Highlights

•	Net sales of $1,577.5 million, up 9% from $1,448.2 million. CooperVision net sales up 6% to $1,235.0 million. CooperSurgical net sales up 21% to $342.5 million

•	Gross profit $1,012.4 million, up 15% from $877.1 million. Gross margin 64% up from 61%

•	Operating income $320.6 million, up 28% from $249.9 million. Operating margin 20%, up from 17%

•	Diluted earnings per share of $5.74, up $1.38 from $4.36 per share

•	Cash provided by operations $394.6 million, up from $316.3 million

Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, debt concerns, the uncertainty caused by the United Kingdom's intention to withdraw from the European Union, and the trend of consolidation within the health care industry, impact our current performance and continue to represent a risk to our future performance.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration of recently introduced products and we continue to expand our presence in existing and emerging markets, including through acquisitions. Subsequent to the third quarter of fiscal 2017, in August 2017, we acquired Procornea, a Netherlands based manufacturer of specialty contact lenses, this acquisition expands CooperVision's access to myopia (nearsightedness) management markets with new products. In June 2017, we acquired Grand Vista LLC, a Russian distributor of soft contact lenses and in September 2016, we acquired Soflex, an Israeli manufacturer and distributor of soft contact lenses and aftercare solutions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this material represents about half of the industry's sales. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses within the daily, two-week and monthly modalities along with manufacturing some of these lenses as toric and/or multifocal lenses. These lenses are marketed under a number of different brand names, including but not limited to, Biofinity®, clariti®, MyDay® and Avaira®.
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
CooperSurgical - Our CooperSurgical business competes in the general health care market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility and diagnostics. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. CooperSurgical product sales are categorized based on the point of health care delivery including products used in medical office and surgical procedures primarily by obstetricians and gynecologists (ob/gyns) that represented 45% of CooperSurgical's net sales in the third quarter of fiscal 2017 compared to 50% in the prior year period. CooperSurgical's remaining sales are specialized products and services that largely target the in vitro fertilization (IVF) process used in fertility that now represent 55% of CooperSurgical's net sales up from 50% in the prior year period. This change in product mix is attributed to recent acquisitions discussed below.
We have continued to invest in CooperSurgical's business through the acquisition of companies and product lines for new or complementary products and services for the IVF process. In our first quarter of fiscal 2017, we acquired Wallace, the IVF segment of Smiths Medical International Ltd for $167.4 million.
In fiscal 2016, we acquired Recombine Inc., Reprogenetics UK and Genesis Genetics Inc., which compete in service offerings of carrier screening, preimplantation genetic screening (PGS) and/or preimplantation genetic diagnosis (PGD) used during the IVF process, and we also acquired Kivex Biotec A/S, The Pipette Company and Research Instruments, who are manufacturers and distributors of IVF medical devices, systems and/or equipment. Refer to Note 2. Acquisitions and our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 for more details. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of health care, fertility and diagnostics.

Capital Resources - At July 31, 2017, we had $46.0 million in cash, primarily outside the United States, and $645.7 million available under our syndicated revolving credit agreement. The $830.0 million term loan entered on March 1, 2016 remains outstanding at July 31, 2017. In the second quarter of fiscal 2017, we used funds from operations and from our revolving credit agreement to fully repay the remaining $207.0 million outstanding from the $700.0 million term loan originally entered into on August 4, 2014 and there is no outstanding balance at July 31, 2017. In the third quarter of fiscal 2017, we fully repaid the remaining $285.0 million outstanding from the $300.0 million term loan originally entered into on September 12, 2013 using the funds from the 2016 Credit Agreement and there is no outstanding balance at July 31, 2017.

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

We believe our cash and cash equivalents, cash flow from operating activities and borrowing capacity under our credit facilities will fund operations both in the next 12 months and in the longer term. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds will be obtained through the incurrence of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Nine Months
	Percentage of Sales		2017 vs 2016 % Change	Percentage of Sales		2017 vs 2016 % Change
Periods Ended July 31,	2017	2016		2017	2016
Net sales	100%	100%	8%	100%	100%	9%
Cost of sales	36%	38%	1%	36%	39%	(1)%
Gross profit	64%	62%	12%	64%	61%	15%
Selling, general and administrative expense	38%	35%	14%	37%	37%	11%
Research and development expense	3%	3%	9%	3%	3%	7%
Amortization of intangibles	3%	3%	10%	3%	3%	10%
Operating income	20%	20%	10%	20%	17%	28%
Net Sales
Our two business units, CooperVision and CooperSurgical, generate all of our sales. Our consolidated net sales grew by $41.2 million or 8%, and $129.3 million or 9%, in the three and nine months ended July 31, 2017, respectively:

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2017	2016	2017 vs 2016 % Change	2017	2016	2017 vs 2016 % Change
CooperVision	$437.3	$409.9	7%	$1,235.0	$1,165.5	6%
CooperSurgical	118.7	104.8	13%	342.5	282.7	21%
	$556.0	$514.7	8%	$1,577.5	$1,448.2	9%

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

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, often defined as modalities, with the primary modalities being single-use, two-week and monthly. CooperVision offers spherical, toric, multifocal and toric multifocal lens products in most modalities.
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

CooperVision’s Proclear® brand spherical, toric and multifocal contact lenses, manufactured using PC Technology, help enhance tissue/device compatibility and offer improved lens comfort.

CooperVision Net Sales by Category

Three Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Toric	$138.3	32%	$126.1	31%	10%
Multifocal	46.8	11%	44.3	11%	6%
Single-use spheres	115.8	26%	104.3	25%	11%
Non single-use sphere, other	136.4	31%	135.2	33%	1%
	$437.3	100%	$409.9	100%	7%

Nine Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Toric	$390.8	32%	$354.1	30%	10%
Multifocal	132.1	11%	127.2	11%	4%
Single-use spheres	319.5	26%	292.7	25%	9%
Non single-use sphere, other	392.6	31%	391.5	34%	—%
	$1,235.0	100%	$1,165.5	100%	6%

In the three and nine months ended July 31, 2017, CooperVision's toric and multifocal lenses grew largely through the success of our Biofinity, clariti and MyDay portfolios, offset by declines in older hydrogel products. Single-use sphere

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

lenses growth was largely attributable to clariti and MyDay lenses offset by declines in older hydrogel products. Non single-use sphere sales grew largely on sales of Biofinity offset by declines in older hydrogel products. The term "other" products primarily includes lens care, at approximately 2% of net sales, in both the three and nine month periods ended July 31, 2017. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay grew 17% in the three months ended July 31, 2017, representing 66% of net sales compared to 60% in the same period in the prior fiscal year, and grew 16% in the nine months ended July 31, 2017, representing 65% of net sales compared to 59% in the same period in the prior fiscal year.

CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2017	2016	2017 vs 2016 % Change	2017	2016	2017 vs 2016 % Change
Americas	$168.7	$166.1	2%	$503.6	$482.6	4%
EMEA	179.9	162.5	11%	477.3	456.6	5%
Asia Pacific	88.7	81.3	9%	254.1	226.3	12%
	$437.3	$409.9	7%	$1,235.0	$1,165.5	6%
Americas net sales growth was primarily due to silicone hydrogel lenses including Biofinity, clariti, and MyDay, partially offset by the decrease in sales of older hydrogel products. EMEA net sales growth was due to silicone hydrogel lenses including Biofinity, clariti and MyDay, which was partially offset by weakening foreign currencies, primarily the British pound, compared to the prior year against the United States dollar for the nine-month period and euro, for the first half of the fiscal year. Net sales in the Asia Pacific region grew primarily due to silicone hydrogel lenses, including Biofinity, MyDay and clariti.
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

Three Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Fertility	$65.5	55%	$52.0	50%	26%
Office and surgical products	53.2	45%	52.8	50%	1%
	$118.7	100%	$104.8	100%	13%

Nine Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Fertility	$183.4	54%	$123.5	44%	49%
Office and surgical products	159.1	46%	159.2	56%	—%
	$342.5	100%	$282.7	100%	21%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The growth in CooperSurgical's net sales of fertility products and services compared to the prior year periods were primarily due to sales of products and services of companies acquired during the first nine months of fiscal 2017. The net sales of medical office and surgical products in the three and nine months ended July 31, 2017 remained relatively flat compared to the prior year periods due to declines in sales of disposable products, partially offset by growth in recently launched products used in surgical procedures. Unit growth and product mix, primarily sales of recently acquired products and services, influenced sales growth.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Nine Months
Periods Ended July 31,	2017	2016	2017	2016
CooperVision	65%	62%	65%	60%
CooperSurgical	61%	61%	61%	63%
Consolidated	64%	62%	64%	61%
CooperVision's increases in gross margin in the three and nine months ended July 31, 2017 as compared to the prior year periods are primarily due to the increase in sales of higher margin products including Biofinity and favorable currency impact to CooperVision's cost of sales primarily led by the weakening of British pound compared to the United States dollar. Prior year period's gross margin was also negatively impacted due to product and equipment rationalization costs arising from the Sauflon restructuring and integration activities and facility startup costs for $10.3 million and $30.3 million in the three and nine months ended July 31, 2016, respectively. CooperVision's cost of sales include $2.8 million of product write off costs due to new product transition in Coopervision in the three and nine months ended July 31, 2017 and $0.6 million of facility start up costs in the nine months ended July 31, 2017.
CooperSurgical’s gross margin remained flat in the three-month period ended July 31, 2017 and decreased in the nine months ended July 31, 2017 as compared to the prior year period, primarily due to higher integration costs and the addition of sales of lower margin services from acquisitions. CooperSurgical's cost of sales in fiscal 2017 include $1.3 million and $2.8 million of integration costs in the three and nine months ended July 31, 2017, respectively; and in fiscal 2016 included $0.3 million and $1.6 million of integration costs in the three and nine months ended July 31, 2016, respectively.
Selling, General and Administrative Expense (SGA)

Three Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$153.2	35%	$132.2	32%	16%
CooperSurgical	43.9	37%	38.8	37%	13%
Corporate	11.6	-	11.4	-	3%
	$208.7	38%	$182.4	35%	14%

Nine Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$432.3	35%	$398.1	34%	9%
CooperSurgical	121.8	36%	101.9	36%	20%
Corporate	36.5	-	33.7	-	8%
	$590.6	37%	$533.7	37%	11%
The increases in CooperVision's SGA in absolute dollars and as a percentage of sales in the three and nine months ended July 31, 2017 as compared to the prior year periods are due to investments to support our long term objectives,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

including increased headcount in sales, marketing and G&A, investments in information technology and higher distribution expenses to support revenue growth. CooperVision's SGA in the three and nine months ended July 31, 2017, include $0.5 million and $1.5 million of acquisition costs and $5.8 million and $8.8 million of legal costs, respectively. Legal costs related to litigation of class action complaints filed against CooperVision and other contact lens manufacturers relating to Unilateral Pricing Policy (UPP), including a settlement accrual of $3.0 million, and state and federal lobbying expenses.
CooperVision's SGA in the prior year period included $0.4 million and $1.8 million of legal costs relating to UPP in the three and nine months ended July 31, 2016, respectively. Prior year period SGA also included $10.0 million of Sauflon restructuring and integration costs in the nine months ended July 31, 2016.
The increases in CooperSurgical's SGA in absolute dollars are primarily due to the inclusion of operating expenses of recently acquired companies and investment in headcount to support growth. CooperSurgical's SGA included $3.7 million and $10.1 million of primarily acquisition and integration expenses from recently acquired companies in the three and nine months ended July 31, 2017, respectively, compared to $2.7 million and $8.9 million in the prior year periods, respectively. CooperSurgical continues to invest in sales activities to promote products and to reach new customers.
The increases in Corporate SGA in absolute dollars for the three and nine months ended as compared to the prior year periods are primarily due to share based compensation related expenses.
Research and Development Expense (R&D)

Three Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$11.7	3%	$11.5	3%	2%
CooperSurgical	5.8	5%	4.4	4%	27%
	$17.5	3%	$15.9	3%	9%

Nine Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$34.6	3%	$35.0	3%	(1)%
CooperSurgical	16.0	5%	12.4	4%	28%
	$50.6	3%	$47.4	3%	7%
The decrease in CooperVision's R&D expenses in absolute dollars in the nine months ended July 31, 2017 compared to the prior year periods are primarily due to reduction in headcount due to synergies from integration activities. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.
The increases in CooperSurgical's R&D expenses in absolute dollars in the three and nine months ended July 31, 2017 are primarily due to increased activity to bring newly acquired products to market, increased project investments to develop new products and the upgrade of existing products. CooperSurgical's R&D activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices and diagnostic services.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Amortization Expense

Three Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$9.0	2%	$9.8	2%	(8)%
CooperSurgical	8.2	7%	5.8	6%	41%
	$17.2	3%	$15.6	3%	10%

Nine Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$26.7	2%	$31.5	3%	(15)%
CooperSurgical	23.9	7%	14.6	5%	64%
	$50.6	3%	$46.1	3%	10%
The increases in amortization expense are due primarily to amortization of intangible assets acquired in recent acquisitions. The decreases in CooperVision's amortization expense in the three and nine months ended compared to the prior year periods were due to certain intangible assets that were fully amortized and due to a charge of $2.3 million in the first quarter of fiscal 2016 to write off acquired in-process research and development.
Restructuring Costs

During the fourth quarter of fiscal 2014 and in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. The 2014 Sauflon Integration Plan activities included workforce reductions, consolidation of duplicative facilities and product rationalization. At October 31, 2016, our activities related to this restructuring and integration plan were essentially complete. The total restructuring costs under this plan were $148.3 million.

Pursuant to the 2014 Sauflon Integration Plan, in the three and nine month periods ended July 31, 2016, we recorded in cost of sales $8.7 million and $23.5 million of expense, respectively, arising from production-related asset disposals and accelerated depreciation on equipment, primarily related to our hydrogel lenses, based on our review of products, materials and manufacturing processes of Sauflon. We recorded in cost of sales, employee termination costs of $0.4 million and $0.9 million in the three and nine month periods ended July 31, 2016, respectively. We recorded $0.1 million of employee termination costs and $0.2 million for lease termination costs in selling, general and administrative expense in the nine months ended July 31, 2016. We also recorded in research and development expense $0.1 million of employee termination costs in the nine months ended July 31, 2016. In addition, CooperVision incurred $10 million of integration costs included in operating expenses in nine months ended July 31, 2016. CooperVision did not incur integration costs in the first nine months of fiscal 2017.

Operating Income

Three Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$109.5	25%	$99.4	24%	10%
CooperSurgical	14.9	13%	14.7	14%	2%
Corporate	(11.6)	-	(11.4)	-	(3)%
	$112.8	20%	$102.7	20%	10%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
CooperVision	$308.9	25%	$235.7	20%	31%
CooperSurgical	48.2	14%	47.9	17%	1%
Corporate	(36.5)	-	(33.7)	-	(8)%
	$320.6	20%	$249.9	17%	28%
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
CooperSurgical's operating income in the fiscal 2017 periods increased in absolute dollars and decreased as a percentage of net sales in the three and nine months ended reflect the sales of lower margin products and services from acquisitions and the increase in total operating expenses primarily due to SGA and amortization expenses from recent acquisitions.
Interest Expense

Three Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Interest Expense	$8.3	2%	$8.0	2%	5%

Nine Months Ended July 31,
($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs 2016 % Change
Interest Expense	$23.3	1%	$20.9	1%	12%

Interest expense increases in the three and nine months ended July 31, 2017 compared to the prior year periods are primarily due to higher interest rates.

Other Expense (Income), Net

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2017	2016	2017	2016
Foreign exchange (gain) loss	$(2.8)	$0.9	$—	$1.8
Other, net	(0.4)	0.4	(0.1)	0.4
	$(3.2)	$1.3	$(0.1)	$2.2
Foreign exchange (gain) loss is primarily resulting from revaluation and settlement of foreign currencies-denominated balances.
Provision for Income Taxes
We recorded income tax expense of $13.1 million in the first nine months of fiscal 2017 compared to $12.4 million in the prior year period. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the first nine months of fiscal 2017 was 4.4% compared to our ETR of 5.4% in the prior year period. The decrease in our ETR compared to the prior year period reflects a shift in our geographic mix of income as well as discrete benefits from excess tax benefit from share-based compensation.

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

The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $90.4 million and a foreign effective tax rate of approximately 3.3% in our first nine months of fiscal 2017 compared to a benefit of approximately $63.5 million and a foreign effective tax rate of a benefit of approximately 1.7% in our first nine months of fiscal 2016. See the notes to consolidated condensed financial statements for additional information.
Share Repurchase
In December 2011, our Board of Directors authorized a share repurchase program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion. The program has no expiration date and may be discontinued at any time. We did not repurchase shares in the third quarter of fiscal 2017. During the second quarter of fiscal 2017, we repurchased 150 thousand shares of our common stock for $29.5 million at an average price of $196.82 per share. At July 31, 2017, we had remaining authorization to repurchase $589.0 million of our common stock. See the notes to consolidated condensed financial statements for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2017	2016	2017	2016
Selling, general and administrative expense	$7.7	$6.4	$24.9	$19.2
Cost of sales	(0.1)	0.7	1.9	1.8
Research and development expense	0.3	0.3	0.9	0.9
Total share-based compensation expense	$7.9	$7.4	$27.7	$21.9
Related income tax benefit	$2.6	$2.2	$8.5	$6.5
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $0.8 million and $2.8 million during the three and nine months ended July 31, 2017, respectively; and $0.7 million and $1.8 million during the three and nine months ended July 31, 2016, respectively. In the third quarter of fiscal 2017, there was an adjustment to cost of sales of $0.9 million to increase share-based compensation capitalized in inventory.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Third Quarter Highlights

•	Operating cash flow $154.6 million compared to $128.9 million in the third quarter of fiscal 2016

•	Expenditures for purchases of property, plant and equipment $38.1 million compared to $31.1 million in the prior year period

•	Cash payments for acquisitions, $23.3 million, compared to $105.9 million in the prior year period
Nine-Month Highlights

•	Operating cash flow $394.6 million compared to $316.3 million in the third quarter of fiscal 2016

•	Expenditures for purchases of property, plant and equipment $95.4 million compared to $117.4 million in the prior year period

•	Share repurchases under our share repurchase plan $29.5 million, compared to no share repurchase in the prior year period

•	Cash payments for acquisitions, $197.0 million, primarily CooperSurgical's acquisitions, compared to $251.3 million in the prior year period
Comparative Statistics

($ in millions)	July 31, 2017	October 31, 2016
Cash and cash equivalents	$46.0	$100.8
Total assets	$4,782.8	$4,478.6
Working capital	$560.9	$393.9
Total debt	$1,213.4	$1,333.8
Stockholders' equity	$3,093.3	$2,695.9
Ratio of debt to equity	0.39:1	0.49:1
Debt as a percentage of total capitalization	28%	33%
Operating cash flow - twelve months ended	$588.0	$509.6
Working Capital
The increase in working capital at July 31, 2017 from the end of fiscal 2016 was primarily due to the net repayment of $192.9 million of short-term debt, increase in accounts receivable and inventories. This is partially offset by the reclassification of short term deferred tax assets to long term assets (See Note 1. General) and an increase in accounts payable and other liabilities.
At July 31, 2017, our inventory months on hand (MOH) were 6.8 compared to 5.6 at October 31, 2016. MOH at October 31, 2016 was 6.7 after adjusting for product rationalization costs related to Sauflon. The $36.2 million increase in inventories was primarily due to increase in finished goods and raw materials to support product launches and production levels. Our days sales outstanding (DSO) were consistent at 54 days at July 31, 2017, compared to 53 days at October 31, 2016 and 54 days at July 31, 2016.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow
Cash flow provided by operating activities in the first nine months of fiscal 2017 continued to be our major source of liquidity, at $394.6 million compared to $316.3 million in the prior year period. Current period results include $284.3 million of net income and non-cash items primarily made up of $141.2 million related to depreciation and amortization, $41.1 million related to share-based compensation expense, including excess tax benefit, and $3.1 million related to impairment of property, plant and equipment. Cash flow from operating capital reflect the changes in operating assets and liabilities, which are primarily $32.1 million of increases in accounts payable and other liabilities primarily due to timing of payment, an increase in receivables and other assets of $60.3 million, driven by an increase in accounts receivable from higher revenue and increases in inventories of $32.3 million due to increase in finished goods and raw materials to support product launches and production levels. The $78.4 million increase in cash flow provided by operations in the first nine months of fiscal 2017 as compared to fiscal 2016 is primarily due to the increase in net income.

For the first nine months of fiscal 2017 and 2016, our primary source of cash flows provided by operating activities were cash collections from our customers for purchase of our products. Our primary uses of cash flows from operating activities were for personnel and material costs along with cash payments for interest of $21.5 million and $17.4 million for the first nine months of fiscal 2017 and 2016, respectively.

Investing Cash Flow

Cash used in investing activities of $292.4 million in the first nine months of fiscal 2017 was driven by capital expenditures of $95.4 million, primarily to increase manufacturing capacity, and payments of $197.0 million related to acquisitions, primarily the acquisition of Wallace in the first quarter of fiscal 2017 and Grand Vista LLC in the third quarter of fiscal 2017.

Cash used in investing activities of $368.7 million in the nine months of fiscal 2016 was driven by capital expenditures of $117.4 million, primarily to increase manufacturing capacity, and payments of $251.3 million primarily related to CooperSurgical acquisitions as discussed in Outlook above and in Note 2. Acquisitions.

Financing Cash Flow

The changes in cash provided by financing activities primarily relate to borrowings and repayments of debt as well as the effects of share-based compensation awards. Cash used in financing activities of $160.9 million in the first nine months of fiscal 2017 was driven by $122.1 million net repayments of debt, $29.5 million of share repurchases, $5.6 million primarily for net taxes paid related to vested share-based compensation awards, $1.5 million dividend payments on common stock and $2.2 million payment for other financing activities.

Cash provided by financing activities of $101.5 million in the first nine months of fiscal 2016 was driven by $93.8 million from net borrowings of debt, $11.8 million of excess tax benefit relating to share-based compensation awards, $6.2 million of proceeds from exercise of share-based compensation awards, and $4.3 million of proceeds from a construction allowance. Cash provided by financing activities were partially offset by $12.5 million payment of debt acquisition costs, dividend payments on common stock of $1.5 million and $0.7 million for distributions to noncontrolling interests.

At July 31, 2017, we had $645.7 million available under the 2016 Credit Agreement. Current period debt outstanding includes the $830.0 million term loan entered into on March 1, 2016. We are in compliance with our financial covenants including the Interest Coverage Ratio at 24.08 to 1.00 and the Total Leverage Ratio at 1.70 to 1.00. As defined, in both the 2016 Credit Agreement and our Term Loan Agreements, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00.
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
•Revenue recognition
•Net realizable value of inventory
•Valuation of goodwill
•Business combinations
•Income taxes
•Share-based compensation
During the first nine months of fiscal 2017, there were no significant changes in our estimates and critical accounting policies except for the accounting pronouncements that were recently adopted which are discussed below. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, for a more complete discussion of our estimates and critical accounting policies.
We performed our annual impairment assessment of goodwill during the third quarter of fiscal 2017, and our analysis indicated that we had no impairment of goodwill. As described in Note 5 in this Quarterly Report on Form 10-Q and Note 1 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, we will continue to monitor conditions and changes that could indicate that our recorded goodwill may be impaired.
Accounting Pronouncements Issued Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is presented in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below income from operations. We are currently evaluating the impact of ASU 2017-07, which is effective for the Company in our fiscal year and interim periods beginning November 1, 2018.

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

Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. FASB eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. Under the amendments in this update, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the carrying amount which exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company has elected to early adopt ASU 2017-04 effective in the third quarter of fiscal 2017. The adoption has no material impact on the Company's reported financial results.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company has elected to early adopt ASU 2017-01 effective in the second quarter of fiscal 2017. The adoption has no material impact for the Company.

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

Accordingly, the Company recognized $17.9 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings at November 1, 2016. The Company also recognized excess tax benefits as a discrete income tax benefit of $13.4 million during the first nine months of fiscal 2017, which is classified as an operating activity in the Consolidated Statements of Cash Flows on a prospective basis. The Company elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each accounting period.

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

On March 1, 2016, we entered into a syndicated Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. The agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. The 2016 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous Credit Agreement, to partially repay our other outstanding term loans and for general corporate purposes. At July 31, 2017, we had $645.7 million available under the revolving credit facility and $830.0 million outstanding under the term loan.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement with a maturity date of August 4, 2017. There was no amortization of the principal, and we could prepay the loan balances from time to time, in whole or in part, with premium or penalty. We repaid $493.0 million of the outstanding balance in fiscal 2016 and repaid the remaining $207.0 million of the outstanding balance in the second quarter of fiscal 2017. At July 31, 2017, there was no outstanding balance on this term loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement with a maturity date of September 12, 2018, subject to amortization of principal of 5% per year payable quarterly beginning October 31, 2016, with the balance payable at maturity. We repaid $15.0 million of the outstanding balance in fiscal 2016 and fully repaid the remaining $285.0 million in the third quarter of fiscal 2017 using the funds from the 2016 Credit Agreement. At July 31, 2017, there was no outstanding balance on this term loan.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, based upon their evaluation at July 31, 2017, the end of the fiscal quarter covered in this report, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
As of July 31, 2017, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints in December 2015. In June 2016, the motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act was granted, but the motion to dismiss with respect to claims brought under Section 1 of the Sherman Act and other state laws was denied. The actions currently are in discovery. In March 2017, the plaintiffs filed a motion for class certification. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision, subject to Court approval of the settlement. The Company has recorded a settlement accrual of $3.0 million for the third quarter fiscal ended July 31, 2017.

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

The United Kingdom HMRC (Her Majesty’s Revenue and Customs) (“UK Authorities”) enacted a new Diverted Profits Tax as of April 1, 2015 on profits of multinationals artificially diverted from the UK. The tax rate will be 25%. Diverted Profits Tax will apply in two situations; (a) where a foreign company has artificially avoided having a taxable presence in the UK, or (b) where a group has entered into a tax advantageous structure or transaction that lacks economic substance.

Although the legislation intends to address aggressive tax planning which is artificial or lacks economic substance, the legislation has a wider reach. The UK Authorities have now began an inquiry regarding the application of UK Diverted Profits Tax (DPT). In assessing whether they believe the Company is subject to the DPT legislation, the UK Authorities expanded its review to include overall transfer pricing for fiscal 2015. We believe that these transactions have economic substance and should fall outside the intended reach of the Diverted Profit Tax. However, if we are unsuccessful in defending our positions, it may have an impact on our financial results.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There were no share repurchase activity during the three-month period ended July 31, 2017, shown as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
5/1/17 - 5/31/17	—	$—	—	$589,000,000
6/1/17 - 6/30/17	—	$—	—	$589,000,000
7/1/17 - 7/31/17	—	$—	—	$589,000,000
Total	—	$—	—
The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. In March 2017, the program was amended and approved by the Company's Board of Directors for an increase of $500.0 million, providing authorization for a total of $1.0 billion. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time. At July 31, 2017, the remaining repurchase authorization under the 2012 Share Repurchase Program was $589.0 million.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months periods ended July 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2017 and 2016, (iii) Consolidated Condensed Balance Sheets at July 31, 2017 and October 31, 2016, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2017 and 2016 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 1, 2017	/s/ Albert G. White, III
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months periods ended July 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and nine months ended July 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended July 31, 2017 and 2016, (iii) Consolidated Condensed Balance Sheets at July 31, 2017 and October 31, 2016, (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2017 and 2016 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 8. Earnings Per Share to the Consolidated Condensed Financial Statements in this report.