Form 10-K
period 2017-10-31
COOPER COMPANIES INC
filed 2017-12-22
CIK 711404

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2017
COMMISSION FILE NO. 001-08597
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
Large accelerated filer  ☒ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
Emerging growth company ☐             (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 30, 2017, there were 48,532,012 shares of the registrant's common stock held by non-affiliates with aggregate market value of $9.7 billion on April 30, 2017, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of November 30, 2017: 48,861,006
Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2018	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2017

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of 1934. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

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

•	Our existing indebtedness and associated interest expense, which could adversely affect our financial health or limit our ability to borrow additional funds.

•	Foreign currency exchange rate and interest rate fluctuations including the risk of fluctuations in the value of foreign currencies or interest rates that would decrease our revenues and earnings.

•
Acquisition-related adverse effects including the failure to successfully obtain the anticipated revenues, margins and earnings benefits of acquisitions, integration delays or costs and the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period, required regulatory approvals for an acquisition not being obtained or being delayed or subject to conditions that are not anticipated, adverse impacts of changes to accounting controls and reporting procedures, contingent liabilities or indemnification obligations, increased leverage and lack of access to available financing (including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms).

•
A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development, distribution facilities or raw material supply chain due to integration of acquisitions, natural disasters, system upgrades or other causes.

•	A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development or distribution facilities due to technological problems, including any

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

related to our information systems maintenance, enhancements or new system deployments, integrations or upgrades.

•	Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.

•
New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect areas of our operations including, but not limited to, those affecting the health care industry, including the contact lens industry specifically and the medical device or pharmaceutical industries generally.

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

•
Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2017, as such Risk Factors may be updated in quarterly filings.

We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 1. Business.

The Cooper Companies, Inc. (Cooper, we or the Company), a Delaware corporation organized in 1980, is a global medical device company publicly traded on the NYSE Euronext (NYSE: COO). Cooper is dedicated to being A Quality of Life CompanyTM.. Cooper operates through two business units, CooperVision and CooperSurgical.

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of single-use, two-week and monthly contact lenses, featuring advanced materials and optics. CooperVision designs its products to solve vision challenges such as astigmatism, presbyopia, myopia, ocular dryness and eye fatigues; with a broad collection of spherical, toric and multifocal contact lenses. CooperVision's contact lenses are offered in a variety of materials including silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. CooperVision primarily manufactures its products at its facilities located in the United Kingdom, Puerto Rico, Hungary, Costa Rica and the United States. CooperVision distributes products out of its facilities in the United States, the United Kingdom, Belgium and various smaller international distribution facilities.

CooperSurgical's business competes in the general health care market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, including medical devices, fertility, genomics, diagnostics, and contraception. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. We categorize CooperSurgical product sales based on the point of health care delivery, which includes products used in medical office and surgical procedures, primarily by obstetricians and gynecologists (ob/gyns); and fertility products/equipment and genetic testing services used primarily in fertility clinics and laboratories. CooperSurgical's major manufacturing and distribution facilities are located in Connecticut, Texas, Denmark and various smaller international locations, with diagnostic facilities located in multiple locations in the United States and internationally in Canada and the United Kingdom. In November 2017, CooperSurgical purchased a manufacturing facility in Costa Rica to consolidate a portion of global manufacturing.

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

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, often defined as modalities, with the primary modalities being single-use, two-week

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

and monthly. Dailies are the fastest growing modality in the contact lens segment and comprised approximately 49% and 46% of the contact lens market in 2017 and 2016, respectively, representing a growth of approximately 12% based on recent market estimates trailing twelve months through September.

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

Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this product material represents about 80% of the monthly and two week modalities and 26% of the single use modality of the contact lens market based on recent market estimates. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. We believe our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving success in our business. Silicone hydrogel lenses now represent a significant portion of CooperVision's contact lens sales and our Biofinity® brand is CooperVision's leading product line. Under the Biofinity® brand, CooperVision markets monthly silicone hydrogel spherical, toric and multifocal lens products.
CooperVision markets single-use silicone hydrogel spherical, toric and multifocal lenses under our clariti® 1day brand and single-use silicone hydrogel spherical and toric lenses under our MyDay® brand. Our clariti 1day brand provides the only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses. We also compete in the traditional hydrogel single-use product segment with several lenses including our Proclear® 1 Day lenses. We believe the global market for single-use contact lenses will continue to grow and that our competitive silicone hydrogel and traditional hydrogel product offerings represent an opportunity for our business.

CooperVision's Proclear line of spherical, toric and multifocal lenses are manufactured with omafilcon, a material that incorporates Phosphorylcholine (PC) Technology™ that helps enhance tissue-device compatibility. Proclear lenses are the only lenses with United States Food and Drug Administration (FDA) clearance for the claim "… may provide improved comfort for contact lens wearers who experience mild discomfort or symptoms relating to dryness during lens wear", which is important as mild discomfort relating to dryness during lens wear is a condition that often causes patients to discontinue contact lens use.

In addition to its PC Technology™ and silicone hydrogel product offerings, CooperVision competes in the contact lens market with other traditional hydrogel products.

CooperVision is focused on greater worldwide market penetration of recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions. Subsequent to the fiscal year ended October 31, 2017, on December 1, 2017, CooperVision acquired Paragon Vision services, a leading provider of orthokeratology (ortho-k), specialty contact lenses and oxygen

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

permeable rigid contact lens material for approximately $80.0 million. In fiscal 2017, we acquired Procornea, a Netherlands based manufacturer of specialty contact lenses, which expands CooperVision’s access to myopia (nearsightedness) management markets with new products, and Grand Vista LLC, a distributor in Russia of soft contact lenses. In fiscal 2016, we acquired Soflex, an Israeli manufacturer and distributor of soft contact lenses and aftercare solutions.

Contact Lens Product Sales

Spheres: Net sales of CooperVision's spherical lenses represented 54 percent of CooperVision's net sales in fiscal 2017.

Toric: Net sales of CooperVision's toric lenses represented 31 percent of CooperVision's net sales in fiscal 2017.

Multifocal: Net sales of multifocal lenses represented 11 percent of net sales in the fiscal year.

Silicone Hydrogel: CooperVision's silicone hydrogel spherical, toric and multifocal lens products, including Biofinity, clariti, Avaira and MyDay products, represented 65 percent of CooperVision's net sales in fiscal 2017.

CooperVision Competition

The contact lens market is highly competitive. CooperVision's largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc. and Alcon (formerly CIBA Vision Corporation) owned by Novartis AG.

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

Over the past decade, competition has continued to shift its focus. As an example, the contact lens industry has experienced a global shift toward silicone hydrogel lenses that now represent approximately 80% of the monthly and two week modalities and 26% of the single use modality of the contact lens market. CooperVision competes in the silicone hydrogel segment of the market with its following products: Biofinity monthly spherical, toric and multifocal lenses; Avaira® and Avaira VitalityTM two-week spherical and toric lenses; clariti 1day brand of single-use sphere, toric and multifocal lenses; and MyDay single-use spherical and toric lenses. The clariti 1day and MyDay brands of single-use contact lenses provide CooperVision with the broadest product portfolio in the single-use silicone hydrogel market.

In addition to a broad offering of silicone hydrogel lenses, CooperVision competes based on the fact that its three manufacturing processes allow CooperVision to produce a broad range of spheres, toric and multifocal

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

lens parameters, which we believe provides wide choices for patient and practitioner and a high level of visual acuity. We also compete based on our customer and professional services.

COOPERSURGICAL

CooperSurgical offers a broad array of products and services focused on advancing the health of families through a diversified portfolio of products and services focusing on women's health, including medical devices, fertility, genomics, diagnostics and contraception. The Company offers quality products, innovative technologies and superior services to clinicians and patients worldwide. CooperSurgical collaborates with clinicians to identify products and new technologies from disposable products to diagnostic tests to sophisticated instruments and equipment, to bring new products to market. The result is a broad portfolio of products and services that are intended to aid in the delivery of improved clinical outcomes that health care professionals use routinely in the diagnosis and treatment of a wide spectrum of family and women's health and reproductive issues.

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

We have continued to invest in CooperSurgical's business through the acquisition of companies and product lines for new or complementary products and services for the IVF process and within the ob/gyn space.

In our first quarter of fiscal 2017, we acquired Wallace, the IVF segment of Smiths Medical International Ltd for $167.4 million. In fiscal 2016, we acquired Recombine Inc., Reprogenetics UK and Genesis Genetics Inc., which compete in service offerings of carrier screening, preimplantation genetic screening (PGS) and/or preimplantation genetic diagnosis (PGD) used during the IVF process, We also acquired Kivex Biotec A/S, The Pipette Company and Research Instruments, who are manufacturers and distributors of IVF medical devices, systems and/or equipment. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of family health, fertility and diagnostics.

Subsequent to our fiscal year ended October 31, 2017, on November 1, 2017, we acquired the Paragard product line ("PARAGARD®") from Teva Pharmaceuticals Industries Limited ("Teva") for $1.1 billion. PARAGARD® is the only non-hormonal, copper Intrauterine Device ("IUD") approved for birth control in the United States. This acquisition broadens and strengthens CooperSurgical's current women's health product portfolio in office and surgical procedures. PARAGARD® is the only hormone-free, long lasting, reversible contraceptive option approved by FDA available in the United States, and IUDs represent a large and growing segment of the contraceptive market.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Market for Women's and Family Reproductive Health Care

CooperSurgical participates in the market for family health care with its diversified product lines in three major categories based on the point of health care delivery: hospitals and surgical centers, obstetricians' and gynecologists' (ob/gyns) medical offices and fertility clinics.

CooperSurgical expects patient visits to ob/gyns in the United States to increase over the next decade. Office visit activity related to menopause, abnormal bleeding, incontinence and osteoporosis, are expected to increase slightly over the next decade. Driving the growth is a growing population of women over the age of 65 (according to the United States Census estimates), a large and stable middle-aged population, and a steady number of reproductive age women with increasing fertility issues as well as women interested in contraception that is reversible such as with the PARAGARD® IUD. CooperSurgical expects growth in fertility treatments as more women choose to delay childbearing to the mid-thirties and beyond.

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

Recent trends in the United States market include the development of more cost-effective health care delivery models, including moving treatment out of hospitals and surgery centers and into the office setting without compromising care. We expect this trend to continue.

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

•	We believe that approximately one-third of the office visits to ob/gyns are patients seeking diagnosis and treatment for the symptoms of abnormal uterine bleeding.

•	A high proportion of office visits are for contraceptive management.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Women's and Family Reproductive Health Care Product Sales

Net sales of CooperSurgical fertility products and services represented 54% of CooperSurgical's net sales in fiscal 2017. Net sales of products used in office and surgical procedures represented 46% of CooperSurgical's net sales in fiscal 2017.

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

CooperSurgical is seeking to expand our presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson's, Boston Scientific, Olympus and Medtronic. These competitors have well-established positions within the operating room environment. CooperSurgical intends to leverage our relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate our expansion within the surgical segment of the market.

CooperSurgical also competes in the fertility category of the women's health care market. We have broad product offerings for fertility evaluations and IVF procedures by ob/gyns, reproductive endocrinologists and embryologists. These include products for use by the ob/gyns in their offices for initial evaluations with office based hysteroscopy and first line treatments such as intrauterine insemination. In fertility clinics, our products include media, micro tools and lab equipment; and to improve IVF outcomes we offer screening testing services intended to increase implantation rates and decrease miscarriages.

CooperSurgical intends to leverage our relationship with fertility clinics to expand our presence in the fertility market against competitors in the media and microtools categories that include Vitrolife, Cook and Irvine Scientific and competitors in fertility and familial reproductive genetic testing that include Natera, Counsyl and Igenomix.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

With the acquisition of PARAGARD subsequent to the fiscal year ended October 31, 2017, CooperSurgical now competes in the IUD market. PARAGARD is the only non-hormonal IUD option in the United States and has a 10-year use indication. In the United States, where all IUDs are regulated as pharmaceuticals, we compete with manufacturers of hormonal IUDs including Bayer and Allergan. Outside of the United States, non-hormonal IUDs are more typically regulated as devices and are sold by a number of manufacturers. Currently, PARAGARD is not sold outside of the United States.

RESEARCH AND DEVELOPMENT

The Company employs approximately 220 people in our research and development and manufacturing engineering departments. CooperVision product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs along with improving formulations and manufacturing processes.

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

Cooper-sponsored research and development expenditures during fiscal 2017, 2016 and 2015, were $69.2 million, $65.4 million and $69.6 million, respectively. As a percentage of sales, research and development expenditures were 3% in fiscal 2017 and 2016, and 4% in fiscal 2015. During fiscal 2017, CooperVision represented 69% and CooperSurgical represented 31% of the total research and development expenses, compared to 72% and 28% in fiscal 2016 for CooperVision and CooperSurgical respectively.

GOVERNMENT REGULATION

Medical Device and Pharmaceutical Regulation

Most of our products are medical devices subject to extensive regulation by the FDA in the United States and other regulatory bodies abroad. The Federal Food, Drug, and Cosmetic Act (FDCA) and FDA regulations govern, among other things, medical device design and development, testing, manufacturing, labeling, storage, recordkeeping, premarket clearance or approval, advertising and promotion, and sales and distribution. Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior notice to the FDA requesting clearance for commercial distribution under Section 510(k) of the FDCA, or premarket approval (PMA) from the FDA. A majority of the medical devices we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. Because we cannot be assured that any new products we develop, or any product enhancements, will be exempt from the premarket clearance or approval requirements or will be subject to the shorter 510(k) clearance process rather than the PMA process, significant delays in the introduction of any new products or product enhancements may occur.

Device Classification

The FDA classifies medical devices into one of three classes - Class I, II or III - depending on the degree of risk associated with each medical device and the extent of control needed to ensure its safety and effectiveness. Both CooperVision and CooperSurgical develop and market medical devices under different levels of FDA

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

510(k) Clearance Pathway

When we are required to obtain a 510(k) clearance for a device that we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution in the United States before May 28, 1976, for which the FDA has not yet called for the submission of PMA applications. The FDA aims to respond to a 510(k) premarket notification within 90 days of submission of the notification, but as a practical matter, clearance can take significantly longer. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is not substantially equivalent to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo process.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information, including clinical data, or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant's response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within 180 days after the FDA issues such request. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (QSR), which requires manufacturers to implement and follow elaborate design, testing, control, documentation and other quality assurance procedures in the device design and manufacturing process.

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

Clinical Trials for Medical Devices

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption (IDE) to the FDA. Some types of studies deemed to present "non-significant risk" are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a "significant risk" to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

that the potential benefits of testing the device in humans and the importance of the knowledge to be gained outweighs the risks to human subjects from the proposed investigation that the testing protocol is scientifically sound and there is reason to believe that the device as proposed for use will be effective. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by both the FDA and the appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. All of Cooper's currently marketed products have been cleared by all appropriate regulatory agencies, and Cooper has no product currently being marketed under an IDE.

Continuing FDA and Other Government Agency Regulation of Medical Devices

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
Failure to comply with applicable regulatory requirements, which are subject to new legislation and change, can result in enforcement action by the FDA, or other federal and state government agencies which may include, but may not be limited to, any of the following sanctions or consequences: warning letters or untitled letters; fines, injunctions and civil penalties; recall, seizure or import holds of our products; operating restrictions, suspension or shutdown of production; refusing to issue certificates to foreign governments needed to export products for sale in other countries; refusing our request for 510(k) clearance or premarket approval of new or modified products; withdrawing 510(k) clearance or premarket approvals that are already granted; and criminal prosecution.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA.

Pharmaceutical Regulation

Our PARAGARD Intrauterine Copper Contraceptive is regulated by the FDA as a drug.

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacturing, periodic reporting, product sampling and distribution, advertising, promotion, drug shortage reporting, compliance with any post-approval requirements imposed as a conditional of approval such as Phase 4 clinical trials, a Risk Evaluation and Mitigation Strategy ("REMS"), and surveillance, recordkeeping and reporting requirements, including adverse experiences.

After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to further testing requirements and prior FDA review and approval. There also are continuing, annual user fee requirements for any approved products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and to list their drug products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with Good Manufacturing Practices, or cGMPs, and other requirements, which impose procedural and documentation requirements upon us and our third-party manufacturers.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from cGMPs and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in withdrawal of marketing approval, mandatory revisions to the approved labeling to add new safety information or other limitations, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program, among other consequences.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA. Physicians, in their independent professional medical judgement, may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. We, however, are prohibited from marketing or promoting drugs for uses outside of the approved labeling.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act also imposes obligations on manufacturers of pharmaceutical products related to product and tracking and tracing.

Failure to comply with any of the FDA’s requirements, which are subject to new legislation and change, could result in significant adverse enforcement actions. These include a variety of administrative or judicial sanctions, such as refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, corporate integrity agreements, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment. It is also possible that failure to comply with the FDA’s requirements relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Any of these sanctions could result in adverse publicity, among other adverse consequences.

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

The impact to our businesses of the ACA provisions related to coverage expansion, payment reforms and delivery system changes remains uncertain. The ACA imposes a 2.3 percent excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. CooperVision's products are not subject to this tax because contact lenses are excluded from the tax. However, United States sales of CooperSurgical's products are subject to this tax which is recorded in selling, general and administrative expense on our Statement of Income. The Consolidated Appropriations Act of 2016 imposed a two year moratorium of the device excise tax for device sales in calendar years 2016 and 2017. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2018.

We cannot predict at this time the full impact of the ACA, or the impact of any U.S. legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations. For example, the Trump Administration recently narrowed the ACA mandate for employers and insurers to cover birth control pills and other contraceptives by expanding the types of entities that could invoke religious or moral beliefs to avoid the ACA requirement. The Trump Administration and the U.S. Congress may take further action regarding the ACA, including, but not limited to, repeal or replacement. Additionally, all or a portion of the ACA and related subsequent legislation may be modified, repealed or otherwise invalidated through judicial challenge.

RAW MATERIALS

CooperVision's raw materials primarily consist of various chemicals and packaging materials and are generally available from more than one source. In a few cases, CooperVision relies on sole suppliers for certain raw materials used to make our silicone hydrogel contact lens products. Supply of these materials is protected by contractual agreements and safety stocks. However if current raw material suppliers fail to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

supply sufficient materials on a timely basis, or at all for any reason, we may suffer a disruption in the supply of our silicone hydrogel contact lens products.

Raw materials used by CooperSurgical are generally available from more than one source. However, because some products require specialized manufacturing procedures, we could experience inventory shortages if we were required to use an alternative supplier on short notice.

MARKETING AND DISTRIBUTION

CooperVision markets our products through our own field sales representatives, who call on optometrists, ophthalmologists, opticians, optical chains and distributors. CooperVision also sells to distributors and to mass merchandisers who offer eye care services. To support the sale and use of CooperVision products, CooperVision engages in various activities and offers a variety of services. These include clinical training, digital marketing for the customer, e-commerce, telemarketing, social media, and journal advertisements. CooperVision also invested in tools that allow our customers to offer their patients monthly purchase and delivery subscriptions. In certain smaller countries, CooperVision often uses distributors and leverages our distributors' sales and marketing resources to attract major customers to CooperVision.

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

No individual patent or license is material to the Company or either of our principal business units other than our license agreement effective as of November 19, 2007, between CooperVision and CIBA Vision AG and CIBA Vision Corporation, part of the Novartis group of companies. This license relates to patents covering CooperVision's silicone hydrogel contact lens products. Our royalty obligations under this license agreement extend until the expiration of the applicable patent rights, which we believe occurred for the most part in September 2014 in the United States, and occurred for the most part in March 2016 outside of the United States.

In addition to trademarks and patent licenses, we own certain trade secrets, copyrights, know-how and other intellectual property.

DEPENDENCE ON CUSTOMERS
One customer, a CooperVision contact lens distributor, accounted for approximately 11% of our consolidated net revenue in both the fiscal year ended October 31, 2017 and October 31, 2016. No customers accounted for 10% or more of our consolidated net revenue in the fiscal year ended October 31, 2015. See Note 13. Business Segment Information, in Notes to Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

GOVERNMENT CONTRACTS

Neither of our business units is materially subject to profit renegotiation or termination of contracts or subcontracts at the election of the United States government.

BACKLOG

Backlog is not a material factor in either of Cooper's business units.

SEASONALITY

CooperVision and CooperSurgical net sales in its fiscal first quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners' offices, fertility clinics, and hospitals/surgical centers for surgical procedures is relatively light during the holiday season.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Federal, state and local provisions that regulate the discharge of materials into the environment, or relate to the protection of the environment, do not currently materially affect Cooper's capital expenditures, earnings or competitive position.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in "Business Segment Information" of our notes to consolidated financial statements and "Risk Factors" as part of this Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

EMPLOYEES

On October 31, 2017, Cooper had approximately 11,800 employees. We believe that relations with our employees are good.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2017 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2017, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Each of our businesses operates within a highly competitive environment. In our soft contact lens business, CooperVision faces intense competition from competitors' products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our largest competitors in the contact lens business, Johnson & Johnson Vision Care, Inc. and Alcon (owned by Novartis AG) may have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and/or larger manufacturing volumes than CooperVision. They offer competitive products and differentiated materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. The market for contact lenses is intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully, on a timely basis in the Americas, EMEA and Asia Pacific, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

The contact lens industry also continues to evolve with respect to the introduction of new distribution and fulfillment models and service technologies which may conflict with CooperVision’s strategy or interfere with its customers’ relationships and loyalty. For example, more contact lenses are being fulfilled directly to the consumer by manufacturers and wholesalers via online platforms, telemedicine is gaining popularity and more vision correction prescriptions are being provided through online refractive exams rather than in office by an eye care practitioner. CooperVision’s failure to adapt to the threats posed by these new and emerging distribution models and Internet driven services may have a material adverse impact on our business, financial condition and results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In the women's health care market, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians, hospitals and IVF clinics. CooperSurgical competes with a number of manufacturers in each of its niche areas, some of which have substantially greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

Acquisitions that we have made and may make in the future involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical and more recently at CooperVision, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or impairments of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. CooperVision acquired Paragon Vision Sciences subsequent to fiscal 2017; Procornea and Grand Vista LLC in fiscal 2017; and Soflex in fiscal 2016. CooperSurgical acquired PARAGARD subsequent to fiscal 2017; Wallace in fiscal 2017; Reprogenetics UK, Recombine, K-Systems, Genesis Genetics, The Pipette Company, and Research Instruments in fiscal 2016; and Reprogenetics US in fiscal 2015. These acquisitions added operations to CooperVision and CooperSurgical, respectively, and expanded their international businesses. The acquisitions have, correspondingly, added risks we could face with respect to acquisitions and include:

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

•	increased leverage and the risk of lack of access to available financing, including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms;

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of employees;

•	an inability to identify and consummate future acquisitions on favorable terms or at all;

•	diversion of management's attention away from other business concerns;

•	expenses of any undisclosed or potential liabilities, contingent liabilities or indemnification obligations of the acquired company;

•	expenses, including restructuring expenses, to shut-down our own locations or terminate our employees;

•	application of and compliance with new and unfamiliar regulatory frameworks such as pharmaceutical regulation applicable to our PARAGARD IUD;

•	Failure to successfully obtain or maintain reimbursements under the third party payor plans, including but not limited to governmental programs, due to complex reporting and payment obligations;

•	a dilution of earnings per share; and

•
risks inherent in accounting allocations and the risk that we are required to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Product innovations are important in the industry in which we operate, and we face the risk of product obsolescence if we are unable to develop new products or gain regulatory approvals or if our competitors introduce new products.

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the health care industry in which CooperSurgical competes. CooperSurgical has not allocated substantial resources to new product development, but rather it has historically purchased, leveraged or licensed the technology developments of others. CooperSurgical has recently invested in expanding the internal research and development function with the goal of organizational growth and to complement our acquisitions strategy. CooperVision invests in new product development, including the development of silicone hydrogel-based contact lenses. Research and development time commitments, higher feasibility risk with longer term projects, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, or “smart” contact lenses which incorporate electronics that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

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

Technological developments in the eye care, family and women's health care, and diagnostics testing industries, such as new surgical procedures or medical devices, and genetic testing technology may limit demand for our products and services. Corneal refractive surgical procedures such as Lasik surgery and the development of new pharmaceutical products may decrease the demand for our optical products. If these new advances provide a practical alternative to traditional vision correction, the demand for contact lenses

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

and eyeglasses may materially decrease. We cannot assure that medical advances and technological developments will not have a material adverse effect on our businesses.

Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America and Europe. Over half of our net sales for the fiscal years ended October 31, 2017 and 2016, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we may have difficulty gaining market share in countries such as Japan and China because of regulatory restrictions and customer preferences;

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

•	we may find it difficult to manage a large organization spread throughout various countries;

•	fluctuations in currency exchange rates could adversely affect our results;

•	foreign customers may have longer payment cycles than customers in the United States;

•	failure to comply with United States Department of Commerce and other nations' import-export controls may result in fines and/or penalties;

•	general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;

•
foreign governments may adopt regulations or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including but not limited to increased enforcement of potentially conflicting and ambiguous anti-bribery laws;

•	we may have difficulty enforcing agreements and collecting receivables through some foreign legal systems; and

•	we may be subject to unforeseen economic or political events in certain countries that may have an impact on our customers' ability or preferences to buy our products.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Global markets continued to face threats and uncertainty during fiscal 2017. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. If our customers’ financial conditions are adversely affected, customers may reduce their purchases of our products or we may not be able to collect accounts receivable, each of which could have a material adverse impact on our business operations or financial results.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

We are a multinational company headquartered in the United States with worldwide operations, with significant business operations in Europe, including in the United Kingdom. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years from March 29, 2017, the date the government of the United Kingdom formally initiated the withdrawal process. The pending withdrawal has created significant uncertainty about the future relationship between the United Kingdom and the European Union.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico, Hungary, Costa Rica and the United States. CooperSurgical manufactures the majority of its products in Connecticut, Texas, and Denmark. In November 2017, CooperSurgical purchased a manufacturing facility in Costa Rica to consolidate a portion of global manufacturing. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we generally have not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of the United States, the United Kingdom, Belgium and various smaller international distribution facilities. CooperSurgical's products are primarily distributed out of its facilities in Connecticut, and Denmark. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Significant litigation regarding intellectual property rights exists in our industries. For example, CooperVision in the past faced significant patent litigation over its silicone hydrogel contact lens products. Third parties have made, and may make in the future, claims of infringement against us or our contract manufacturers in connection with the use of our technology. Any claims, even those without merit, could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	result in greater interest rate risk and volatility;

•	limit our ability to borrow additional funds; and

•
make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our credit facilities under certain circumstances, or refinance our indebtedness on favorable terms or at all.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

As a result of our international operations, currency exchange rate fluctuations may affect our results of operations and financial position. Our most significant currency exposures are the British pound sterling, euro and Japanese yen. We are also exposed to the Danish krone, Swedish krona, Australian dollar and Canadian dollar among other currencies. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent we are unable to materially offset non-nonfunctional currency flows, exchange rate fluctuations could have a positive or negative impact on our financial condition and results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings and can make it more difficult for our shareholders to understand the relative strengths or weaknesses of the underlying business on a period-over-period comparative basis. Although from time to time we enter into foreign exchange agreements with financial institutions to reduce our net exposure to fluctuations in foreign currency values relative to our non-functional currency obligations or balances, these hedging transactions do not eliminate that risk entirely.

Increases in our effective tax rates or adverse outcomes resulting from examination of income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where we have higher statutory rates or lower than anticipated in countries where we have lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. We are also subject to the examination of our income tax returns by other tax authorities and the outcome of these examinations could have an adverse effect on our operating results and financial condition.

The United Kingdom tax authorities (U.K. Tax Authorities) enacted a new Diverted Profits Tax (DPT) as of April 1, 2015 on profits of multinationals that they deemed artificially diverted from the United Kingdom. The tax rate is 25%. DPT is intended to apply in two situations; (a) where a foreign company has artificially avoided having a taxable presence in the United Kingdom and (b) where a group adopts a structure which lacks economic substance in order to divert profits from the United Kingdom.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

The U.K. Tax Authorities have begun an inquiry regarding the application of DPT to us for fiscal year 2015. We believe that the transactions in question were at arm’s length with no intention to divert profit from the United Kingdom and therefore are outside the intended reach of the DPT.
On December 20, 2017, the U.K. Tax Authorities issued a DPT charging notice of approximately GBP 31 million with respect to the transfer out of the United Kingdom of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd. Although the taxes were paid on the transfer, the UK Tax Authorities are challenging the value assigned to such property. We intend to contest the charging notice vigorously. The process for resolving such a notice can be lengthy and could involve litigation. The company is cooperating with the Tax authorities to resolve this issue. The outcome of this matter cannot be predicted with certainty and may have an adverse impact on our financial condition and results.

We operate globally and changes in tax laws could adversely affect our results.

We operate globally and changes in tax laws could adversely affect our results. We have overseas manufacturing, administrative and sales offices and generate substantial revenues and profits in foreign jurisdictions. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. The recommendations of the BEPS Project led by the Organization for Economic Cooperation and Development (OECD) are involved in much of the coordinated activity. Although the timing and methods of implementation vary, several jurisdictions have enacted legislation that is aligned with, and in some cases exceeds the scope of, the OECD's recommendations. In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies. It is not possible to accurately determine the overall impact of such proposals on our effective tax rate or balance sheet at this time. On December 22, 2017, the U.S. President signed the tax reform legislation into law. The impact of tax reform is still being evaluated by the Company and will be reflected in our fiscal first quarter of 2018. Changes in corporate tax rates, the taxation of foreign earnings and the deductibility of expenses could have a material impact on the recoverability of our deferred tax assets, could result in significant one-time charges in the period in which tax reform is enacted and could result in an increase of the company’s effective tax rate.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Provisions of our governing documents and Delaware law, may have anti-takeover effects.

Certain provisions of our Second Restated Certificate of Incorporation and Amended and Restated By-laws may inhibit changes in control of the Company not approved by our Board of Directors. These provisions include advance notice requirements for stockholder proposals and nominations. We also have the protections of Section 203 of the Delaware General Corporation Law, which could have anti-takeover effects. Our preferred stock purchase rights plan, commonly known as a “poison pill,” expired on October 29, 2017.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

of administrative or judicial sanctions, including injunctions, fines, warning letters, suspensions or the loss of regulatory approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices may only be marketed for the indications for which they are approved or cleared. The process of obtaining, renewing and maintaining regulatory clearances and approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such clearances and approvals will be granted on a timely basis, if at all, and significant delays in the introduction of any new products or product enhancements may occur, which could adversely affect our competitive position and results of operations. In addition, the FDA and authorities in foreign jurisdictions may change their policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products, increase the cost of compliance, impose additional regulatory requirements on us, or otherwise impact our ability to market our currently approved or cleared products.

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

Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results may be adversely affected.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act (Cures Act), was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and medical devices and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States, such as new policies introduced by the Trump Administration, or abroad.

Increased regulatory scrutiny of genetic testing may adversely affect our business through increased costs and risks associated with gaining marketing approvals and potential decreased demand for our genetic testing services.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

With our acquisition of Reprogenetics US in August 2015, Genesis Genetics in March 2016, Recombine in May 2016 and Reprogenetics UK in May 2016, we now offer certain genetic testing services to help identify the likelihood of pregnancy as well as identify possible disorders or diseases of a child prior to birth. Regulatory and legislative proposals addressing oversight of genetic testing have been introduced in the United States, and we expect that new proposals will be introduced from time to time both in the United States and in foreign countries in the future. Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and regulations with respect to LDTs. We believe our tests fall within the definition of an LDT. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions. However, our tests may in the future become subject to more onerous regulation by the FDA. Legislative proposals addressing the FDA’s oversight of LDTs have been introduced by Congress in the past and new legislative proposals may be introduced from time to time in the future. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s ability to enforce its medical device regulations with respect to certain LDTs is difficult to predict at this time. If the FDA ultimately begins to enforce its medical device requirements with respect to LDTs, our genetic tests may be subject to additional regulatory requirements imposed by the FDA, the nature and extent of which would depend upon applicable final guidance or regulation by the FDA or instruction by Congress. If the FDA imposes significant changes to the regulation of LDTs it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

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

We are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA), a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratory must be certified under CLIA in order for us to perform testing on human specimens. In addition, our proprietary tests must also be recognized as part of our accredited programs under CLIA so that we can offer them in our laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The law also requires us to maintain a state laboratory license to conduct testing in that state. Our laboratories are located in the United States, and internationally in Canada and the United Kingdom, and we must maintain the requisite licenses in each jurisdiction.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Changes in legislation and government regulation of the health care industry both in the United States and internationally, as well as third-party payors' efforts to control the costs of health care could materially adversely affect our business.

The Affordable Care Act (ACA) made extensive changes to the delivery of health care in the United States. Among the provisions of the ACA, of greatest importance to the medical device industry and pharmaceutical industry are the following:

•	Establishment of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
Reporting and disclosure requirements on medical device and pharmaceutical manufacturers for certain payments or other “transfers of value” made to physicians and physicians family members, certain healthcare facilities, and any ownership and investment interests held by physicians and physician family members, and any payments or other “transfers of value” to such owners. Manufacturers are required to submit reports to the Centers for Medicare & Medicaid Services (CMS) by the 90th day of each calendar year;

•
Absent new legislation, a 2.3 percent excise tax, currently suspended, will be reinstated as of January 1, 2018, on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which exceptions include all contact lenses;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

•	Establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and

•
An increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively.

These measures could result in decreased net revenues or increased expenses from our medical device products and decrease potential returns from our development efforts. There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Additionally, recent reform proposals have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries. Major developments in tax policy or trade relations could have a material effect on our balance sheet and results of operations.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect until 2025 unless additional action is taken by Congress. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. In addition, the Medicare Access and CHIP Reauthorization Act of 2015, among other things, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area (EEA) member States, the regulations would be directly applicable (i.e., without the need for adoption of EEA member State laws implementing them) in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation will, however, only become applicable three years after publication while the In-Vitro Diagnostic Medical Devices Regulation will only become applicable five years after publication. Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
These modifications may have an impact on the way we conduct our business in the EEA and an adverse impact on our overall business operations and financial results.

The costs of complying with the requirements of federal and state laws pertaining to the privacy and security of health information and the potential liability associated with failure to do so could materially adversely affect our business and results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

State and federal laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of individually identifiable information, including protected health information (PHI). HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our genetics testing subsidiaries and the business associates with whom such entities contract for services, including another one of our subsidiaries, Eye Care Prime LLC, which offers value-added software solutions for eye care professionals. HIPAA requires both covered entities and business associates to develop and maintain policies and procedures for PHI that is used or disclosed, and to adopt administrative, physical and technical safeguards to protect PHI. When we are acting as a business associate, our clients that are covered entities are mandated by HIPAA to enter into written agreements with us - known as business associate agreements - that require us to safeguard PHI in accordance with HIPAA. Our genetics testing subsidiaries are likewise required to enter into business associate agreements with any of their business associates.

Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed.
We maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations; however, our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches. In addition, we may not be able to prevent incidences of inappropriate use or unauthorized access to PHI by our employees or contractors. Any such breaches could result in exposure to liability under federal and state laws and/or under our contractual arrangements and could adversely impact our business.

We are also subject to laws and regulations in countries other than United States covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the processing of personal data. The new EU-wide General Data Protection Regulation (GDPR) entered into force in May 2016 and will become applicable on May 25, 2018, replacing the current data protection laws of each EU member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities.
Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties (for example, of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR and ePrivacy Regulation), litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

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

Massachusetts issued regulations governing the conduct of pharmaceutical and medical device manufacturers with respect to health care practitioners that sets forth what medical device manufacturers may and may not permissibly do with respect to providing meals, sponsoring continuing medical education and otherwise providing payments or items of economic benefit to health care practitioners located within the state. Additionally, the regulation requires medical device manufacturers to have in place robust fraud and abuse compliance programs. Other states (e.g., California, Vermont and Nevada) have adopted similar laws. These laws and regulations act to limit our marketing practices, require the dedication of resources to ensure compliance, and expose us to additional liabilities.

In addition, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The ACA also provides that the government may assert that a claim including items or services resulting from a violation of these statutes constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. In addition, federal government price reporting laws, changed by the ACA to, among other things, increase the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program and offer such rebates to additional populations, that require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs and potentially limit our ability to offer certain marketplace discounts.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

social concerns may limit market acceptance and adoption of our tests or reduce the potential markets for our tests, either of which could have an adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2017. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 224,533 square feet in the United Kingdom, 115,486 square feet in Costa Rica, 63,787 square feet in Denmark, 50,000 square feet in New York, and 33,630 square feet in Texas. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States:
California	103,990	Executive offices; CooperVision research & development and administrative offices
New York	403,897	CooperVision manufacturing, marketing, distribution and administrative offices
Connecticut	249,437	CooperSurgical manufacturing, marketing, distribution, research & development and administrative offices
Texas	36,113	CooperSurgical manufacturing
Puerto Rico	509,284	CooperVision manufacturing and distribution
Costa Rica	115,486	CooperVision manufacturing and office
Brazil	16,576	CooperVision marketing and distribution
Canada	14,593	CooperVision marketing
Other Americas	58,054	CooperVision marketing and distribution; CooperSurgical manufacturing and marketing

EMEA
United Kingdom	792,952	CooperVision manufacturing, marketing, distribution, research & development and administrative offices; CooperSurgical marketing
Hungary	228,447	CooperVision manufacturing and marketing
Belgium	256,478	CooperVision distribution
Denmark	74,451	CooperSurgical manufacturing, marketing and administrative offices
Spain	38,232	CooperVision distribution and administrative offices; CooperSurgical marketing
Other EMEA	152,511	CooperVision and CooperSurgical marketing and distribution

ASIA PACIFIC
Japan	82,561	CooperVision marketing, distribution and administrative offices; CooperSurgical marketing
Australia	43,179	CooperVision manufacturing, marketing, distribution and administrative offices; CooperSurgical marketing
Other Asia Pacific	64,491	CooperVision and CooperSurgical marketing and distribution

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Legal Proceedings.

On or about November 11, 2014, Johnson & Johnson Vision Care (JJVC) filed an action in the district court of Dusseldorf, Germany, against CooperVision GmbH and CooperVision, Inc. (for purposes of this section, collectively “CooperVision” or “we”) for patent infringement. In the action, JJVC alleged that certain CooperVision products infringe JJVC’s European Patent No. EP 1 754 728 B1, and was seeking damages and to enjoin these products from selling in Germany. We were challenging the validity of the patent before the European Patent Office.

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

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints in December 2015. In June 2016, the motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act was granted, but the motion to dismiss with respect to claims brought under Section 1 of the Sherman Act and other state laws was denied. The actions currently are in discovery. In March 2017, the plaintiffs filed a motion for class certification. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision, subject to Court approval of the settlement. The Company recorded a settlement accrual of $3.0 million in the third quarter fiscal ended July 31, 2017.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” In the table that follows, we indicate the high and low selling prices of our common stock for each three-month period of 2017 and 2016:

	2017		2016
Quarterly Common Stock Price Range Years Ended October 31,	High	Low	High	Low
Fiscal Quarter Ended
January 31	$184.75	$158.73	$155.18	$119.28
April 30	$203.48	$183.17	$161.17	$123.80
July 31	$256.39	$199.48	$183.49	$152.09
October 31	$254.48	$230.69	$190.99	$174.51

At November 30, 2017, there were 379 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of $2.9 million in each of fiscal 2017 and 2016. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on Cooper common stock with the cumulative total return of the Standard & Poor 500 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2017. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2012, and assumes that all dividends were reinvested.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc.,
the S&P 500 Index and the S&P Health Care Equipment Index
*$100 invested on 10/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

	October 2012	October 2013	October 2014	October 2015	October 2016	October 2017
The Cooper Companies, Inc.	$100.00	$134.69	$170.93	$158.95	$183.73	$250.83
S&P 500	$100.00	$127.18	$149.14	$156.89	$163.97	$202.72
S&P Health Care Equipment	$100.00	$125.55	$156.41	$170.55	$192.92	$241.12

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The Company's share repurchase activity during the three-month period ended October 31, 2017, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
8/1/17 – 8/31/17	—	$—	—	$589,000,000
9/1/17 – 9/30/17	—	$—	—	$589,000,000
10/1/17 – 10/31/17	107,500	$237.12	107,500	$563,500,000
Total	107,500		107,500

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

During the fiscal year ended October 31, 2017, we repurchased a total of 257,500 shares of common stock for $55.0 million at an average price of $213.65 per share under the repurchase program. At October 31, 2017, approximately $563.5 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2017, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of October 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	1,766,935	$129.33	1,941,808
Equity compensation plans not approved by shareholders	—	—	—
Total	1,766,935	$129.33	1,941,808

(1) The amount of total securities to be issued under Company equity plans upon exercise of outstanding options, warrants and rights shown in Column A includes 521,056 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based vesting periods. The total also includes 168,617 shares representing the maximum number of shares that may be issued subject to Performance Share Awards outstanding as of the end of the fiscal year. Restricted Stock Units and Performance Share Awards do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B.

(2) Includes information with respect to the Third Amended and Restated 2007 Long-Term Incentive Plan for Employees of the Cooper Companies, Inc. (2007 LTIP), which was approved by stockholders on March 17, 2016, and provides for the issuance of up to 6,930,000 shares of Common Stock, and the Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of the Cooper Companies, Inc. (2006 Directors Plan), which was approved by stockholders on March 16, 2011 and provides for the issuance of up to 950,000 shares of Common Stock. As of October 31, 2017, 1,801,934 shares remained available under the 2007 LTIP and 139,874 shares remained available under the 2006 Directors Plan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In millions, except per share amounts)	2017	2016	2015	2014	2013
Consolidated Operations
Net sales	$2,139.0	$1,966.8	$1,797.1	$1,717.8	$1,587.7
Gross profit	$1,365.8	$1,173.1	$1,070.3	$1,091.6	$1,026.8
Income before income taxes	$394.0	$295.6	$215.5	$296.5	$312.3
Net income attributable to Cooper stockholders	$372.9	$273.9	$203.5	$269.9	$296.2
Diluted earnings per share attributable to Cooper stockholders	$7.52	$5.59	$4.14	$5.51	$5.96
Number of shares used to compute diluted earnings per share	49.6	49.0	49.2	49.0	49.7
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06
Consolidated Financial Position(1)
Current assets	$953.2	$937.1	$844.0	$791.6	$747.2
Property, plant and equipment, net	910.1	877.7	967.1	937.3	739.9
Goodwill	2,354.8	2,164.7	2,197.1	2,220.9	1,387.6
Other intangible assets, net	504.7	441.1	411.1	453.6	198.8
Other assets	135.9	58.0	43.2	54.9	63.8
	$4,858.7	$4,478.6	$4,462.5	$4,458.3	$3,137.3
Short-term debt	$23.4	$226.3	$243.8	$101.5	$43.0
Other current liabilities	372.7	316.9	331.7	340.7	278.3
Long-term debt	1,149.3	1,107.4	1,105.4	1,280.8	301.7
Other liabilities	137.5	132.1	111.8	146.9	90.8
Total liabilities	1,682.9	1,782.7	1,792.7	1,869.9	713.8
Stockholders' equity	3,175.8	2,695.9	2,669.8	2,588.4	2,423.5
	$4,858.7	$4,478.6	$4,462.5	$4,458.3	$3,137.3

(1) We have adjusted our 2016 and 2015 Balance Sheets to reflect the Cumulative Adjustment as discussed in Note 1 of the consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for fiscal 2017 compared with fiscal 2016 and the results of our operations for fiscal 2016 compared with fiscal 2015. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.
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
CooperVision - We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration of recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
On December 1, 2017, subsequent to fiscal 2017, CooperVision acquired Paragon Vision Sciences, a leading provider of orthokeratology (ortho-k) specialty contact lenses and oxygen permeable rigid contact lens materials for approximately $80.0 million. In fiscal 2017, we acquired Procornea, a Netherlands based manufacturer of specialty contact lenses, which expands CooperVision's access to myopia (nearsightedness) management markets with new products; and Grand Vista LLC, a distributor in Russia of soft contact lenses. In fiscal 2016, we acquired Soflex, an Israeli manufacturer and distributor of soft contact lenses and aftercare solutions.
Sales of contact lenses utilizing silicone hydrogel materials continue to grow and this material represents about half of the industry. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses within the daily, two-week and monthly modalities along with manufacturing some of these lenses as toric and/or multifocal lenses. We market these lenses under a number of different brand names, including but not limited to Biofinity®, clariti®, MyDay® and Avaira®.
We believe that the global market for single-use contact lenses will continue growing and our single-use silicone hydrogel products represent an opportunity for our business. Our clariti 1day brand provides the only single-use silicone hydrogel lenses in the marketplace with a complete line of spherical, toric and multifocal contact lenses. We expect increasing aggregate demand for clariti 1day and MyDay products, as well as future single-use products.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperSurgical - Our CooperSurgical business competes in the general health care market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility, diagnostics and contraception. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. CooperSurgical product sales are categorized based on the point of health care delivery including products used in medical office and surgical procedures primarily by obstetricians and gynecologists (ob/gyns) that represented 46% of CooperSurgical's net sales in the fiscal 2017 compared to 55% in the prior year. CooperSurgical's remaining sales are specialized products and services that largely target the in vitro fertilization (IVF) process used in fertility that now represent 54% of CooperSurgical's net sales up from 45% in fiscal 2016. This change in product mix was primarily attributable to recent acquisitions discussed below.
We have continued to invest in CooperSurgical's business through the acquisition of companies and product lines for new or complementary products and services for the IVF process. In fiscal 2017, we acquired Wallace, the IVF segment of Smiths Medical International Ltd. In fiscal 2016, we acquired Recombine, Inc., Reprogenetics UK and Genesis Genetics Inc., which compete in service offerings of carrier screening, preimplantation genetic screening (PGS) and/or preimplantation genetic diagnosis (PGD) used during the IVF process, and we also acquired Kivex Biotec A/S, The Pipette Company and Research Instruments, which are manufacturers and distributors of IVF medical devices, systems, and/or equipment. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of women's health, fertility and diagnostics.

On November 1, 2017, subsequent to fiscal 2017, CooperSurgical acquired the global rights and business of the PARAGARD Intrauterine Device (IUD) business (PARAGARD) from Teva Pharmaceuticals Industries Limited (Teva) for $1.1 billion. We acquired PARAGARD as the product broadens and strengthens CooperSurgical's current women's health product portfolio in office and surgical procedures. PARAGARD is the only non-hormonal, long lasting, reversible contraceptive option approved by FDA available in the United States. IUDs represent a large and growing segment of the contraceptive market and this acquisition allows CooperSurgical to accelerate growth providing opportunities for operational synergies. In connection with the acquisition, we entered into a new five-year, $1.425 billion, senior unsecured term loan agreement by and among the Company, the lenders party thereto and DNB Bank, as administrative agent. We used part of the facility to fund the acquisition of PARAGARD and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement. Refer to Note 15. Subsequent Events for more information.
Capital Resources - At October 31, 2017, we had $88.8 million in cash, primarily outside the United States, $676.7 million available under our syndicated revolving credit agreement and $830.0 million outstanding on the term loan entered on March 1, 2016. In fiscal 2017, we fully repaid the remaining balances from the $700.0 million term loan originally entered into on August 4, 2014 and the $300.0 million term loan originally entered into on September 12, 2013 using funds from operations and our revolving credit agreement.
On March 1, 2016, we entered into a syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent. This agreement, maturing on March 1, 2021, replaced our previous revolving Credit Agreement, entered into on January, 12, 2011 and provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. We used funds from the term loan to repay outstanding amounts under the previous Credit Agreement, other outstanding term loans and for general corporate purposes. See Note 5. Debt for additional information.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

However, depending on the size or timing of these business activities, we may seek to raise additional equity or debt financing, which may not be available on favorable terms, or at all.
2017 Compared with 2016

Highlights: 2017 vs. 2016

•	Net sales increased 9% to $2.14 billion from $1.97 billion in fiscal 2016

•	Gross margin 64% of net sales compared with 60% in fiscal 2016

•	Operating income increased 32% to $429.1 million from $324.1 million

•	Interest expense increased to $33.4 million from $26.2 million

•	Diluted earnings per share increased 35% to $7.52 from $5.59

•	Operating cash flow $593.6 million increased 16% from $509.6 million

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2017	2017 vs. 2016 % Change	2016	2016 vs. 2015 % Change	2015
Net sales	100%	9%	100%	9%	100%
Cost of sales	36%	(3)%	40%	9%	40%
Gross profit	64%	16%	60%	10%	60%
Selling, general and administrative expense	37%	11%	37%	1%	40%
Research and development expense	3%	6%	3%	(6)%	4%
Amortization of intangibles	3%	13%	3%	18%	3%
Operating income	20%	32%	16%	37%	13%
Net Sales Growth by Business Unit

Our two business units, CooperVision and CooperSurgical, generate all of our sales. Our consolidated net sales grew by $172.2 million or 9% in fiscal 2017 and $169.7 million or 9% in fiscal 2016:

($ in millions)	2017 vs. 2016	% Change	2016 vs. 2015	% Change
CooperVision	$96.8	6%	$89.4	6%
CooperSurgical	75.4	19%	80.3	26%
	$172.2	9%	$169.7	9%

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
Single-use lenses are designed for daily replacement and frequently replaced lenses are designed for two-week or monthly replacement. Significantly, the market for spherical lenses is growing with value-added spherical lenses to alleviate dry eye symptoms, to reduce eye fatigue from use of digital devices, to add aspherical optical properties and/or higher oxygen permeable lenses such as silicone hydrogels.

We manufacture CooperVision’s silicone hydrogel Biofinity brand spherical, toric and multifocal contact lenses, Avaira brand spherical and toric lenses and MyDay brand spherical and toric lenses using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. Our silicone hydrogel clariti brand spherical, toric and multifocal contact lenses are available in monthly and single-use modalities. We believe the clariti single-use silicone hydrogel lens products provide a competitive advantage in approved markets as clariti is the only single-use silicone hydrogel lens available in all vision correction categories - spherical, toric and multifocal.

CooperVision’s Proclear brand aspheric, toric and multifocal contact lenses, manufactured using PC TechnologyTM, help enhance tissue/device compatibility and offer improved lens comfort.
CooperVision Net Sales by Category

($ in millions)	2017	% Net Sales	2016	%Net sales	2017 vs. 2016 % Change
Toric	$526.8	31%	$480.2	30%	10%
Multifocal	177.2	11%	169.8	11%	4%
Single-use spheres	438.3	26%	403.1	26%	9%
Non single-use sphere, other	531.8	32%	524.1	33%	1%
	$1,674.1	100%	$1,577.2	100%	6%

In fiscal 2017, CooperVision's toric and multifocal lenses grew largely through the success of our Biofinity, clariti and MyDay portfolios, offset by declines in older hydrogel products. Single-use sphere lenses growth was largely attributed to clariti and MyDay lenses offset by declines in older hydrogel products. Non single-use spheres grew largely on sales of Biofinity offset by declines in older hydrogel products. The term "other" products primarily includes lens care, approximately 3% of net sales in fiscal 2017. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay grew 16% in fiscal 2017, representing 65% of net sales compared to 60% in the prior fiscal year.

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperVision Net Sales by Geography

($ in millions)	2017	2016	2017 vs. 2016 % Change
Americas	$675.4	$650.7	4%
EMEA	651.2	612.3	6%
Asia Pacific	347.5	314.2	11%
	$1,674.1	$1,577.2	6%
CooperVision fiscal 2017 net sales growth was partially offset by foreign exchange rate fluctuations which had a negative impact on net sales of $19.8 million. Americas net sales growth was primarily due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay, partially offset by a decrease in sales of older hydrogel lens products. EMEA net sales growth was largely due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay, offset by a decrease in sales of older hydrogel products and weakening foreign currencies, primarily the British pound, compared to the prior year against the United States Dollar for the first three fiscal quarters and euro, for the first half of the fiscal year. Net sales in the Asia Pacific region grew on market gains of silicone hydrogel and hydrogel lenses, including Biofinity, clariti and MyDay, partially offset by weakening foreign currencies, primarily the Japanese yen, for the second half of the fiscal year.
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

Year Ended October 31, ($ in millions)	2017	% Net Sales	2016	% Net Sales	2017 vs. 2016 % Change
Fertility	$250.2	54%	$175.8	45%	42%
Office and surgical procedures	214.7	46%	213.8	55%	—%
	$464.9	100%	$389.6	100%	19%
CooperSurgical's net sales increase in fertility products compared to the prior year period was mainly due to incremental sales from products and services of acquired companies. The net sales of medical office and surgical procedures remained relatively flat in fiscal 2017 compared to the prior year due to declines in sales of disposable products, partially offset by growth in recently launched products used in surgical procedures. Unit growth and product mix, primarily sales of recently acquired products and services, influenced sales growth. Net sales growth was partially offset by the negative impact from the weakening of foreign currencies compared to the United States dollar during the year.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2016 Compared with 2015

Highlights: 2016 vs. 2015

•	Net sales up 9% to $1.97 billion from $1.80 billion in fiscal year 2015

•	Gross margin 60% of net sales compared with 60% in fiscal 2015

•	Operating income up 37% to $324.1 million from $236.7 million

•	Interest expense increased to $26.2 million from $18.1 million

•	Diluted earnings per share up 35% to $5.59 from $4.14

•	Operating cash flow $509.6 million up 30% from $391.0 million
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2016	2015	2016 vs. 2015 % Change
Net sales	100%	100%	9%
Cost of sales	40%	40%	9%
Gross profit	60%	60%	10%
Selling, general and administrative expense	37%	40%	1%
Research and development expense	3%	4%	(6)%
Amortization of intangibles	3%	3%	18%
Operating income	16%	13%	37%
Net Sales Growth by Business Unit

Our consolidated net sales grew by $169.7 million or 9% in fiscal 2016:

($ in millions)	2016 vs. 2015	% Change
CooperVision	$89.4	6%
CooperSurgical	80.3	26%
	$169.7	9%
CooperVision Net Sales

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
CooperVision fiscal 2016 net sales growth was partially offset by foreign exchange rate fluctuations which had a net negative impact on net sales of $22.6 million. Americas net sales growth was primarily due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay partially offset by a decrease in sales of older hydrogel lens products. EMEA net sales growth was largely due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay, offset by a decrease in sales of older hydrogel products and weakening foreign currencies, primarily the British pound and euro, compared to the United States dollar. Net sales in the Asia Pacific region grew on market gains of silicone hydrogel and hydrogel lenses, including Biofinity, clariti, MyDay, and Proclear 1 Day lenses. Net sales growth in the Asia Pacific region benefited by exchange rate changes of the United States dollar compared to the Japanese yen.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2017 Compared to 2016 and 2016 Compared to 2015
Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales	2017	2016	2015
CooperVision	65%	59%	59%
CooperSurgical	60%	62%	64%
Consolidated	64%	60%	60%
CooperVision's increase in gross margin in fiscal 2017 compared to fiscal 2016 was primarily due to the increase in sales of higher margin products including Biofinity and favorable currency impact to CooperVision's cost of sales primarily led by the weakening of the British pound compared to the United States dollar. CooperVision's cost of sales included $17.2 million from $10.9 million of primarily incremental costs associated with the impact of Hurricane Maria on our Puerto Rico manufacturing facility, $5.7 million of product write off costs related to the product transition from Avaira sphere to Avaira Vitality, and $0.6 million of facility start up costs in the fiscal year ended October 31, 2017. Fiscal 2016 gross margin was also negatively impacted by higher restructuring and integrations costs described below.
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
CooperSurgical’s sequential decrease in gross margin in fiscal 2017, compared to fiscal 2016 and 2015 was primarily due to a change in product mix arising from sales of recently acquired lower margin products and services. CooperSurgical's fiscal 2017 cost of sales included $5.8 million of integration costs compared to $4.4 million in fiscal 2016.
Selling, General and Administrative Expense (SGA)

($ in millions)	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales
CooperVision	$583.5	35%	9%	$535.3	34%	(3)%	$552.1	37%
CooperSurgical	167.8	36%	19%	141.6	36%	27%	111.2	36%
Corporate	47.8	—	4%	45.9	—	(7)%	49.2	—
	$799.1	37%	11%	$722.8	37%	1%	$712.5	40%
The increase in CooperVision's SGA in fiscal 2017 compared to fiscal 2016 in absolute dollars and as a percentage of sales was due to investments to support our long term objectives, including increased headcount in sales and G&A, investments in information technology and higher distribution expenses to support revenue growth. CooperVision's SGA in fiscal 2017 included $9.1 million of legal costs and $4.7 million of acquisition and integration costs. Legal costs related to litigation of class action complaints filed against CooperVision and other contact lens manufacturers relating to Unilateral Pricing Policy (UPP), including a settlement accrual of $3.0 million.
The decrease in CooperVision's SGA in fiscal 2016 compared to fiscal 2015 in absolute dollars was primarily due to lower litigation settlement, legal and related lobbying costs consisting of $2.9 million in the current year compared to $19.8 million in the fiscal 2015. The litigation, legal and related lobbying costs were related to UPP, as well as a $17.0 million settlement made to JJVC in the third quarter of fiscal 2015. The reduction

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

in SGA expense is also due to lower Sauflon restructuring and integration activities of approximately $9.0 million in fiscal 2016, compared to $24.5 million in fiscal 2015. CooperVision's SGA excluding legal, restructuring and integration activities discussed above, increased in fiscal 2016 due to investment in sales and marketing, including headcount, to promote our silicone hydrogel products and to reach new customers and support geographic expansion.
The increase in CooperSurgical's SGA in fiscal 2017 compared to fiscal 2016 in absolute dollars was primarily due to the inclusion of operating expenses of acquired companies and investment in headcount to support growth. CooperSurgical's SGA included $16.3 million of primarily acquisition and integration expenses of acquired companies compared to $11.3 million in fiscal 2016.
The increase in CooperSurgical's SGA in fiscal 2016 compared to fiscal 2015 in absolute dollars is primarily due to the inclusion of operating expenses of recently acquired companies as well as $11.3 million of acquisition and integration expenses in fiscal 2016 compared to $4.9 million in fiscal 2015. CooperSurgical continues to invest in sales activities to promote our products and to reach new customers.
The increase in Corporate SGA in fiscal 2017 compared to fiscal 2016 was primarily due to share based compensation related expenses. The decrease in Corporate SGA in fiscal 2016 compared to the prior year in absolute dollars was primarily due to lower share-based compensation costs and efficiencies achieved as a result of cost control measures.
Research and Development Expense (R&D)

($ in millions)	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales
CooperVision	$47.3	3%	1%	$46.9	3%	(15)%	$55.2	4%
CooperSurgical	21.9	5%	18%	18.5	5%	28%	14.4	5%
	$69.2	3%	6%	$65.4	3%	(6)%	$69.6	4%
CooperVision's research and development (R&D) remained relatively flat in fiscal 2017 compared to fiscal 2016. The decrease in CooperVision's R&D expense in fiscal 2016 compared to 2015 in absolute dollars and as a percentage of sales was primarily due to synergies resulting from the integration of Sauflon. In fiscal 2016, CooperVision recorded $0.2 million in charges primarily for severance costs compared to $4.6 million in fiscal 2015 primarily for equipment rationalization and severance costs related to integration activities. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.
The sequential increases in CooperSurgical's R&D in fiscal 2017 compared to 2016 and 2015 in absolute dollars was primarily due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products. As a percentage of sales, R&D expense remained flat. CooperSurgical's R&D activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amortization of Intangibles

($ in millions)	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales
CooperVision	$36.7	2%	(9)%	$40.1	3%	9%	$36.6	3%
CooperSurgical	31.7	7%	54%	20.7	5%	40%	14.9	5%
	$68.4	3%	13%	$60.8	3%	18%	$51.5	3%
The sequential increases in amortization were due primarily to amortization of intangible assets acquired in recent acquisitions by CooperSurgical. The decrease in CooperVision's amortization in fiscal 2017 compared to 2016 was due to certain intangible assets that were fully amortized and due to a charge of $2.3 million in the fiscal first quarter of 2016 discussed below.
The increase in CooperVision's amortization expense in fiscal 2016 compared to 2015 was due to a charge of $2.3 million in the fiscal first quarter of 2016 to write off acquired in-process research and development. We expect amortization in fiscal 2018 to be approximately $18.0 million in each of our fiscal quarters primarily due to intangible assets acquired through our acquisitions, offset by intangible assets which we forecast to become fully amortized. This does not include amortization of intangible assets acquired subsequent to the fiscal year 2017.
Restructuring and Integration Costs
During the fourth quarter of fiscal 2014, in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. The 2014 Sauflon Integration Plan activities included workforce reductions, consolidation of duplicative facilities and product rationalization. As of October 31, 2016, our activities related to this restructuring and integration plan were essentially complete. The total restructuring costs under this plan were $148.3 million, as discussed in our notes to consolidated financial statements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Income

($ in millions)	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales
CooperVision	$418.4	25%	35%	$309.8	20%	35%	$229.8	15%
CooperSurgical	58.5	13%	(3)%	60.2	15%	7%	56.1	18%
Corporate	(47.8)	—	(4)%	(45.9)	—	7%	(49.2)	—
	$429.1	20%	32%	$324.1	16%	37%	$236.7	13%
The increase in consolidated operating income in fiscal 2017 compared to fiscal 2016 in absolute dollars and as a percentage of net sales was primarily due to the increase in consolidated gross margins. The increase in CooperVision operating income in fiscal 2017 compared to fiscal 2016 was primarily due to increase in sales and gross margin primarily from higher margin products including Biofinity and lower restructuring and integration costs compared to fiscal 2016 as discussed above. The decrease in CooperSurgical operating income in fiscal 2017 compared to fiscal 2016 was due to higher operating expenses relating to acquisitions and investments to support growth.
The increase in consolidated operating income in fiscal 2016 compared to fiscal 2015 in absolute dollars and as a percentage of net sales was primarily due to the increase in consolidated net sales. In addition, the Company's total operating expenses as a percentage of sales in fiscal 2016 decreased by 3% compared to fiscal 2015 which had a corresponding increase in operating income as a percentage of sales. The increase in CooperVision operating income in fiscal 2016 compared to fiscal 2015 was primarily due to decreases in expenses relating to legal, and restructuring and integration costs primarily related to Sauflon, as discussed above, recorded in cost of sales and operating expenses, in addition to the $17.0 million litigation settlement made in 2015 as discussed above. CooperSurgical's operating income increased in absolute dollars in fiscal 2016 compared to 2015 due primarily to an increase in sales of higher margin legacy products as a result of our investment in sales and promotional activities to reach new customers as well as recently launched products, partially offset by the sales of recently acquired lower margin products and services and the increase in total operating expenses.
Interest Expense

($ in millions)	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales	2016 vs. 2015 % Change	2015	% Net Sales
Interest expense	$33.4	2%	28%	$26.2	1%	45%	$18.1	1%
Sequential increases in interest expense in absolute dollars and as a percentage of sales reflect higher average debt balances as a result of debt incurred in connection with acquisitions as well as higher interest rates. Fiscal 2017 interest expense also included $2.2 million of Bridge Loan Facility fees that were incurred related to the PARAGARD acquisition as discussed in Note 15. Subsequent Events.
Current debt outstanding at October 31, 2017 includes the $830.0 million term loan entered on March 1, 2016, and $323.0 million borrowed under the revolving credit agreement. We expect interest expense to increase in fiscal 2018 due to the new $1.425 billion term loan entered into on November 1, 2017 to fund the PARAGARD acquisition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expense (Income), Net

Years Ended October 31, (In millions)	2017	2016	2015
Foreign exchange loss	$1.4	$1.6	$3.5
Other expense (income), net	0.3	0.7	(0.4)
	$1.7	$2.3	$3.1
Other expense in fiscal 2017 includes a $0.2 million foreign exchange loss on forward contracts related to an acquisition. Other expense in fiscal 2016 includes a $0.6 million foreign exchange loss on forward contracts related to an acquisition and a $0.4 million loss related to extinguishment of debt.
Provision for Income Taxes
We recorded income tax expense of $21.1 million in fiscal 2017 compared to $20.7 million in fiscal 2016. Our effective tax rate (ETR) (provision for income taxes divided by pretax income) was 5.3%, 7.0% and 4.8% for fiscal 2017, 2016 and 2015, respectively. The ETR in fiscal 2017 decreased in comparison to fiscal 2016 due to the shift in the geographic mix of income as well as discrete benefits from adopting ASU 2016-9 (Excess tax benefit from share-based compensation). The ETR in fiscal 2016 increased in comparison to fiscal 2015 due to an increase in foreign non-deductible integration and transaction expenses, partially offset by renewal of the R&D tax credit and lower state income taxes.
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
The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the United States federal statutory rate was a benefit of approximately $114.6 million and a foreign effective tax rate of approximately 3.8% in our fiscal year 2017 compared to $81.2 million and a foreign effective tax rate of approximately 3.5% in our fiscal year 2016. The foreign jurisdictions with lower tax rates compared to the United States federal statutory rate that had the most significant impact on our provision for foreign income taxes in the fiscal years presented include the United Kingdom, Barbados and Puerto Rico. See the notes to consolidated financial statements for additional information.
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. We repurchased 108 thousand shares of our common stock for $25.5 million at an average purchase price of $237.12 per share in the fourth quarter of fiscal 2017; and repurchased 150 thousand shares of our common stock for $29.5 million at an average purchase price of $196.82 per share in the second quarter of fiscal 2017. At October 31, 2017, we had remaining authorization to repurchase $563.5 million of our common stock.
We did not repurchase any shares during fiscal 2016. During fiscal 2015, we repurchased 468 thousand shares of our common stock for $67.3 million at an average purchase price of $143.93 per share.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Share-Based Compensation Plans

We grant various share-based compensation awards, including stock options, performance shares, restricted stock and restricted stock units. The share-based compensation and related income tax benefit recognized in the consolidated financial statements in fiscal 2017 was $37.2 million and $11.4 million, respectively, compared to $29.9 million and $9.0 million, respectively, in fiscal 2016. As of October 31, 2017, there was $75.4 million of total unrecognized share-based compensation cost related to non-vested awards: $10.7 million for stock options; $60.0 million for restricted stock units; and $4.7 million for performance shares. The unrecognized compensation is expected to be recognized over weighted average remaining vesting periods of 3.1 years for nonvested stock options, 3.2 years for restricted stock units and 1.3 years for performance shares. Net (payments) proceeds related to share-based compensation awards for the fiscal years ended October 31, 2017, 2016 and 2015 were approximately $(5.3) million, $7.2 million and $(4.8) million, respectively. Net payments relate to tax withholding for share-based compensation arrangements.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2017 would have increased by approximately $4.00. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2017 would have increased by approximately $1.51.

We estimate stock option forfeitures based on historical data for each employee grouping and adjust the rate of expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.

We grant performance units to certain key employees that provide for the issuance of common stock if the Company achieves specified long-term performance goals over a three-year period. We estimate the fair value of each award on the date of grant based on the current market price of our common stock. The total amount of compensation expense recognized reflects our initial assumptions of the achievement of the performance goals and the estimated forfeiture rates. We review our assessment of the probability of the achievement of the performance goals each fiscal quarter. If the goals are not achieved or it is determined that achievement of the goals is not probable, previously recognized compensation expense is adjusted to reflect the expected achievement. If we determine that achievement of the goals will exceed the original assessment, additional compensation expense is recognized.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2017 Highlights

•	Operating cash flow $593.6 million up from $509.6 million in fiscal 2016

•	Expenditures for purchases of property, plant and equipment $127.2 million down from $152.6 million in fiscal 2016

•	Cash payments for acquisitions, $254.1 million compared to $266.1 million in fiscal 2016

•	Total debt at $1.17 billion at the end of fiscal 2017 compared to $1.33 billion at the end of fiscal 2016
Comparative Statistics

Years Ended October 31, ($ in millions)	2017	2016
Cash and cash equivalents	$88.8	$100.8
Total assets	$4,858.7	$4,478.6
Working capital	$557.1	$393.9
Total debt	$1,172.7	$1,333.7
Stockholders’ equity	$3,175.8	$2,695.9
Ratio of debt to equity	0.37:1	0.49:1
Debt as a percentage of total capitalization	27%	33%
Working Capital
The increase in working capital at the end of fiscal 2017 from the end of fiscal 2016 was primarily due to the increases in accounts receivable, inventories, other current assets and decrease in short-term debt, offset by a decrease in cash balances, increase in accounts payable and other current liabilities.
The $36.4 million increase in inventories was primarily related to increase in raw materials to support production levels and acquired inventories from acquisitions. Our inventory months on hand (MOH) were 6.5 and 5.6 at October 31, 2017 and 2016, respectively. MOH at October 31, 2016, was 6.7 after adjusting for product rationalization costs related to Sauflon. Our days sales outstanding (DSO) remained constant at 53 days at October 31, 2017 compared to October 31, 2016.
We have reviewed our needs in the United States for possible repatriation of undistributed earnings or cash of our foreign subsidiaries. We presently intend to continue to indefinitely invest all earnings and cash outside of the United States of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property, plant and equipment requirements.
Operating Cash Flow
Cash flow provided by operating activities in fiscal 2017 continued to be our major source of liquidity, at $593.6 million compared to $509.6 million in fiscal 2016 and $390.9 million in fiscal 2015. Fiscal 2017 results include $372.9 million of net income and non-cash items primarily made up of $188.4 million related to depreciation and amortization, $37.2 million of share-based compensation and $6.1 million of loss on disposal of property, partially offset by $7.1 million related to deferred income taxes. Cash flow from operating capital reflect the changes in operating assets and liabilities, which are primarily $25.1 million increase in accounts receivable, driven by higher revenue, increase in inventories of $30.9 million, driven by higher raw materials to support production levels and inventories from acquisitions, and other assets of $13.8 million, offset by increase in accounts payable of $25.0 million, increase in accrued expenses of $18.9 million, and increase in other long term liabilities of $9.8 million. The $84.0 million increase in cash flows provided by

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

operating activities in fiscal 2017 compared to fiscal 2016 is primarily due to the increase in net income and inclusion of excess tax benefit from share based compensation awards in operating activities from the adoption of ASU2016-09 (See note 1).
Fiscal 2016 results include $274.9 million of net income and non-cash items primarily made up of $198.3 million related to depreciation and amortization, $29.9 million of share-based compensation and $30.6 million of charges primarily for write-off of property, plant and equipment related to Sauflon restructuring, partially offset by $19.8 million related to excess tax benefits from share-based compensation. Results also include changes in operating assets and liabilities, which primarily reflects the decrease in inventories of $12.2 million mainly due to product sales and older products rationalization excluding the increases related to recently acquired companies, increase in accounts receivables and other assets of $3.6 million, increase in accounts payable and other liabilities of $4.1 million, and decrease in income tax payable of $8.9 million. The $118.7 million increase in cash flows provided by operating activities in fiscal 2016 compared to fiscal 2015 is primarily due to the increase in net income, favorable changes in working capital, and the negative impact in fiscal 2015 due to the $17.0 million settlement with JJVC.
Investing Cash Flow
Cash used in investing activities of $381.3 million in fiscal 2017 was for capital expenditures of $127.2 million primarily to increase manufacturing capacity and payments of $254.1 million primarily related to acquisitions in fiscal 2017.
Cash used in investing activities of $418.7 million in fiscal 2016 was for capital expenditures of $152.6 million primarily to increase manufacturing capacity and payments of $266.1 million primarily related to CooperSurgical acquisitions in fiscal 2016.
Financing Cash Flow
The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as share repurchases and share-based compensation awards.
Cash used in financing activities of $227.9 million in fiscal 2017 was driven by $211.7 million net repayments of short term debt, $55.0 million for repurchase of common stock, $5.3 million net payments related to share-based compensation awards, $4.3 million of payments of contingent consideration for prior acquisitions and $2.9 million for dividends, partially offset by $49.2 million net proceeds from long term debt.
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
At October 31, 2017, we had $88.8 million in cash, predominantly outside the United States, and $676.7 million available under our 2016 Credit Agreement. The $830.0 million term loan entered into on March 1, 2016 was outstanding as of October 31, 2017. We are in compliance with our financial covenants including the Interest Coverage Ratio at 21.29 to 1.00 and the Total Leverage Ratio at 1.53 to 1.00. As defined in both the 2016 Credit Agreement and our Term Loan Agreements, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00.

Subsequent to our fiscal year ended October 31, 2017, we entered into a new five-year $1.425 billion senior unsecured term loan agreement on November 1, 2017 in connection with the PARAGARD acquisition. See Note 15. Subsequent Events.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2017, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2018	2019 & 2020	2021 & 2022	2023 & Beyond
Contractual obligations:
Long-term debt	$1,153.2	$—	$323.0	$830.2	$—
Interest payments	90.0	27.0	54.0	9.0	—
Operating leases	275.5	33.4	55.8	40.5	145.8
Total contractual obligations	1,518.7	60.4	432.8	879.7	145.8
Commercial commitments:
Stand-by letters of credit	4.9	4.9	—	—	—
Total	$1,523.6	$65.3	$432.8	$879.7	$145.8

The expected future benefit payments for pension plans through 2027 are disclosed in Note 10. Employee Benefits.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, about $45.3 million of our long-term income taxes payable have been excluded from the table above. However, other long-term liabilities, included in our consolidated balance sheet, include these uncertain tax positions. See Note 6. Income Taxes for additional information.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 of the Consolidated Financial Statements.

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

•
Net realizable value of inventory - In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of saleability. We reduce the value of inventory if there are indications that the carrying value is greater than net realizable value, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. We target to keep, on average, five to seven months of inventory on hand to maintain high customer service levels given the complexity of our contact lens and women's health care product portfolios.

•
Valuation of goodwill - We account for goodwill and evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2017, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2016 and concluded that we had no impairment of goodwill in that year.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair values as defined by accounting standards related to fair value measurements. Key assumptions routinely utilized in allocation of purchase price to intangible assets include projected financial information such as revenue projections for companies acquired. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trademarks

Aquaform®, Avaira®, Biofinity®, MyDay® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™, FIPS™, Avaira VitalityTM and A Quality of Life Company™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. PARAGARD® is a registered trademark of CooperSurgical, Inc.

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

We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. We are exposed to risks caused by changes in foreign exchange, primarily to the British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar. Although we may enter into foreign exchange agreements with financial institutions to reduce our nonfunctional currency exposure, these hedging transactions do not eliminate that risk entirely. At 31 October 2017, a uniform hypothetical 5% decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a decrease in approximately $25.0 million in operating income for the fiscal year ended 31 October 2017. For additional information, see Item 1A. Risk Factors - "Our substantial and expanding international operations are subject to uncertaintes which could affect our operating results.” and Note 1 to the consolidated financial statements.

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
Subsequent to the fiscal year ended October 31, 2017, on November 1, 2017, in connection with the PARAGARD acquisition, we entered into a new five-year, $1.425 billion, senior unsecured term loan agreement by and among the Company, the lenders party thereto and DNB Bank, as administrative agent. The Company used part of the facility to fund acquisition of PARAGARD and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement. We are exposed to interest rate risk as interest rates on this term loan varies with the LIBOR.

On March 1, 2016, we entered into a syndicated Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. The new agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. The 2016 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay our other outstanding term loans and for

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

general corporate purposes. At October 31, 2017, we had $676.7 million available under the revolving credit facility and $830.0 million outstanding under the term loan.
On August 4, 2014, we entered into a three-year, $700.0 million, senior unsecured term loan agreement with a maturity date of August 4, 2017. There was no amortization of the principal, and we could prepay the loan balances from time to time, in whole or in part, without premium or penalty. We repaid $493.0 million of the outstanding balance in fiscal 2016 and fully repaid the remaining $207.0 million of the outstanding balance in the second quarter of fiscal 2017.
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

See Note 5. Debt for additional information.

October 31, (In millions)	2017	2016
Short-term debt	$23.4	$17.1
Current portion of long-term debt	—	209.2
Long-term debt	1,153.2	1,111.4
Less: unamortized debt issuance cost	$(3.9)	$(4.0)
Total	$1,172.7	$1,333.7
At October 31, 2017, the scheduled maturities of our fixed and variable rate long-term debt obligations, their weighted average interest rates:

Expected Maturity Date Fiscal Year ($ in millions)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Long-term debt:
Variable interest rate	$—	$323.0	$—	$830.2	$—	$—	$1,153.2	$1,153.2
Average interest rate	—	2.4%	—	2.4%	—	—

As the table incorporates only those exposures that existed as of October 31, 2017, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2017, we had no interest rate swap outstanding. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by approximately $11.1 million based on average debt outstanding for the fiscal 2017. For further information about our debt, see Item 1A. Risk Factors - “We are vulnerable to interest rate risk with respect to our debt.” and Note 1 and Note 5 to the consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Cooper Companies, Inc.:
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2017. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. We also have audited the Company’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cooper Companies, Inc. and subsidiaries as of October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

San Francisco, California
December 22, 2017

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In millions, except for earnings per share)	2017	2016	2015
Net sales	$2,139.0	$1,966.8	$1,797.1
Cost of sales	773.2	793.7	726.8
Gross profit	1,365.8	1,173.1	1,070.3
Selling, general and administrative expense	799.1	722.8	712.5
Research and development expense	69.2	65.4	69.6
Amortization of intangibles	68.4	60.8	51.5
Operating income	429.1	324.1	236.7
Interest expense	33.4	26.2	18.1
Other expense, net	1.7	2.3	3.1
Income before income taxes	394.0	295.6	215.5
Provision for income taxes	21.1	20.7	10.4
Net income	372.9	274.9	205.1
Less: net income attributable to noncontrolling interests	—	1.0	1.6
Net income attributable to Cooper stockholders	$372.9	$273.9	$203.5
Earnings per share attributable to Cooper stockholders - basic	$7.63	$5.65	$4.20
Earnings per share attributable to Cooper stockholders - diluted	$7.52	$5.59	$4.14
Number of shares used to compute earnings per share attributable to Cooper stockholders:
Basic	48.9	48.5	48.5
Diluted	49.6	49.0	49.2
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive income

Years Ended October 31, (In millions)	2017	2016	2015
Net income	$372.9	$274.9	$205.1
Other comprehensive income (loss)
Foreign currency translation adjustment	107.7	(289.6)	(79.4)
Change in value of derivative instruments, net of tax provision of $0, $0 and $0.03, respectively	—	—	0.1
Change in minimum pension liability, net of tax provision (benefit) of $4.2, $(5.3) and $(3.9), respectively	6.6	(8.4)	(6.1)
Other comprehensive income (loss)	114.3	(298.0)	(85.4)
Comprehensive income (loss)	487.2	(23.1)	119.7
Less: comprehensive income attributable to noncontrolling interests	—	0.9	0.5
Comprehensive income (loss) attributable to Cooper stockholders	$487.2	$(24.0)	$119.2
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In millions)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$88.8	$100.8
Trade accounts receivable, net of allowance for doubtful accounts of $10.8 at October 31, 2017 and $8.5 at October 31, 2016	316.6	291.4
Inventories	454.1	417.7
Deferred tax assets (1)	—	49.7
Prepaid expense and other current assets	93.7	77.5
Total current assets	953.2	937.1
Property, plant and equipment, at cost	1,757.5	1,603.2
Less: accumulated depreciation and amortization	847.4	725.5
	910.1	877.7
Goodwill	2,354.8	2,164.7
Other intangibles, net	504.7	441.1
Deferred tax assets (1)	60.3	6.1
Other assets	75.6	51.9
	$4,858.7	$4,478.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$23.4	$226.3
Accounts payable	142.1	107.4
Employee compensation and benefits	84.1	77.7
Other current liabilities	146.5	131.8
Total current liabilities	396.1	543.2
Long-term debt	1,149.3	1,107.4
Deferred tax liabilities	38.8	37.5
Accrued pension liability and other	98.7	94.6
Total liabilities	1,682.9	1,782.7
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 52.4 at October 31, 2017 and 52.1 at October 31, 2016	5.2	5.2
Additional paid-in capital	1,526.7	1,494.0
Accumulated other comprehensive loss	(375.3)	(489.6)
Retained earnings	2,434.2	2,046.3
Treasury stock at cost: 3.6 shares at October 31, 2017 and 3.3 shares at October 31, 2016	(415.1)	(360.1)
Total Cooper stockholders' equity	3,175.7	2,695.8
Noncontrolling interests	0.1	0.1
Stockholders’ equity	3,175.8	2,695.9
	$4,858.7	$4,478.6

(1) Prospective adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Refer to Note 1.
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares				Treasury Stock				Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares		Amount		Shares		Amount
Balance at October 31, 2014	48.1		$4.8		2.8		$0.2		$1,386.8		$(106.2)	$1,578.8	$(294.6)		$18.6	$2,588.4
Prior year adjustment (see note 1)	—	—	—	—	—	—	—	—	—	—	—	(4.1)	—	—	—	(4.1)
Net income attributable to Cooper stockholders	—		—		—		—		—		—	203.5	—		—	203.5
Other comprehensive loss, net of tax	—		—		—		—		—		(85.4)	—	—		—	(85.4)
Issuance of common stock for stock plans	0.7		0.1		—		—		(6.7)		—	—	1.8		—	(4.8)
Treasury stock repurchase	(0.5)		(0.1)		0.5		0.1		—		—	—	(67.3)		—	(67.3)
Tax benefit from exercise of stock options	—		—		—		—		18.3		—	—	—		—	18.3
Dividends on common stock	—		—		—		—		—		—	(2.9)	—		—	(2.9)
Share-based compensation expense	—		—		—		—		32.9		—	—	—		—	32.9
Purchase of shares from noncontrolling interests	—		—		—		—		3.4		—	—	—		(11.5)	(8.1)
Distributions to noncontrolling interests	—		—		—		—		—		—	—	—		(0.7)	(0.7)
Balance at October 31, 2015	48.3		$4.8		3.3		$0.3		$1,434.7		$(191.6)	$1,775.3	$(360.1)		$6.4	$2,669.8
Net income attributable to Cooper stockholders	—		—		—		—		—		—	273.9	—		—	273.9
Other comprehensive loss, net of tax	—		—		—		—		—		(298.0)	—	—		—	(298.0)
Issuance of common stock for stock plans	0.5		0.1		—		—		7.1		—	—	—		—	7.2
Tax benefit from exercise of stock options	—		—		—		—		20.9		—	—	—		—	20.9
Dividends on common stock	—		—		—		—		—		—	(2.9)	—		—	(2.9)
Share-based compensation expense	—		—		—		—		29.9		—	—	—		—	29.9
Purchase of shares from noncontrolling interests	—		—		—		—		1.4		—	—	—		(3.6)	(2.2)
Distributions to noncontrolling interests	—		—		—		—		—		—	—	—		(0.7)	(0.7)
Noncontrolling interests	—		—		—		—		—		—	—	—		(2.0)	(2.0)
Balance at October 31, 2016	48.8		$4.9		3.3		$0.3		$1,494.0		$(489.6)	$2,046.3	$(360.1)		$0.1	$2,695.9
Net income attributable to Cooper stockholders	—		—		—		—		—		—	372.9	—		—	372.9
Other comprehensive loss, net of tax	—		—		—		—		—		114.3	—	—		—	114.3
Issuance of common stock for stock plans	0.3		—		—		—		(5.3)		—	—	—		—	(5.3)
Treasury stock repurchase	(0.3)		—		0.3		—		—		—	—	(55.0)		—	(55.0)
Dividends on common stock	—		—		—		—		—		—	(2.9)	—		—	(2.9)
Share-based compensation expense	—		—		—		—		38.2		—	—	—		—	38.2
ASU2016-09 adoption	—		—		—		—		(0.2)		—	17.9	—		—	17.7
Balance at October 31, 2017	48.8		$4.9		3.6		$0.3		$1,526.7		$(375.3)	$2,434.2	$(415.1)		$0.1	$3,175.8

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In millions)	2017	2016		2015
Cash flows from operating activities:
Net income	$372.9	$274.9		$205.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	188.4	198.3		191.4
Share-based compensation expense	37.2	29.9		32.9
Loss on disposal of property, plant and equipment	6.1	30.6		42.4
Deferred income taxes	(7.1)	(10.7)		5.6
Excess tax benefit from share-based compensation awards (1)	—	(19.8)		(17.3)
Provision for doubtful accounts	2.3	2.6		(0.1)
Change in assets and liabilities:
Accounts receivable	(25.1)	1.6		(4.5)
Inventories	(30.9)	12.2		(37.4)
Other assets	(13.8)	(5.2)		(22.6)
Accounts payable	25.0	(10.5)		10.1
Accrued liabilities	18.9	9.1		(10.7)
Accrued income taxes	9.9	(8.9)		(4.3)
Other long-term liabilities	9.8	5.5		0.3
Cash provided by operating activities	593.6	509.6		390.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(127.2)	(152.6)	—	(243.0)
Acquisitions of businesses, net of cash acquired, and other	(254.1)	(266.1)	—	(44.9)
Cash used in investing activities	(381.3)	(418.7)		(287.9)
Cash flows from financing activities:
Proceeds from long-term debt	1,413.8	1,577.3		1,201.3
Repayments of long-term debt	(1,364.6)	(1,460.4)		(1,372.1)
Net (repayments of) proceeds from short-term debt	(211.7)	(131.9)		184.7
Payment of loan notes issued for Sauflon acquisition	—	—		(51.2)
Repurchase of common stock	(55.0)	—		(67.3)
Proceeds related to share-based compensation awards	10.7	20.4		19.8
Payments related to share-based compensation awards	(16.0)	(13.2)		(24.6)
Excess tax benefit from share-based compensation awards (1)	—	19.8		17.3
Purchase of Origio shares from noncontrolling interests	—	(2.2)		(8.1)
Dividends on common stock	(2.9)	(2.9)		(2.9)
Debt issuance costs	—	(12.6)		—
Distributions to noncontrolling interests	—	(0.7)		(1.1)
Payment of contingent consideration	(4.3)	(0.5)		(3.2)
Proceeds from construction allowance	2.1	5.5		0.7
Cash used in financing activities	(227.9)	(1.4)		(106.7)
Effect of exchange rate changes on cash and cash equivalents	3.6	(5.1)		(5.1)
Net (decrease) increase in cash and cash equivalents	(12.0)	84.4		(8.8)
Cash and cash equivalents at beginning of year	100.8	16.4		25.2
Cash and cash equivalents at end of year	$88.8	$100.8		$16.4
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$31.3	$23.7		$14.0
Income taxes	$15.6	$29.4		$12.2
Litigation settlement charges	$—	$—		$17.0
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

Significant Accounting Policies

Management's significant accounting policies include estimates and judgments which are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). We believe that the accounting policies described in this section address the more significant policies utilized by management when preparing our consolidated financial statements in accordance with GAAP. We believe that the accounting policies and estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most important to aid in fully understanding and evaluating our reported financial results are:

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

•
Net realizable value of inventory - In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of saleability. We reduce the value of inventory if there are indications that the carrying value is greater than net realizable value, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles.

•
Valuation of goodwill - We evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2017, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2016 and concluded that we had no impairment of goodwill in that year.
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
In the third quarter of fiscal 2017, we adopted ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment where FASB eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. The adoption had no material impact on the Company's reported financial results. We performed a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the carrying amount which exceeds the reporting unit's fair value. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business.

•
Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair values as defined by accounting standards related to fair value measurements. Key assumptions routinely utilized in allocation of purchase price to intangible assets include projected financial information such as revenue projections for companies acquired. As of the acquisition date, goodwill is measured as the excess of consideration given, generally measured at fair value, and the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

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

As part of the process of preparing our consolidated financial statements, we must estimate our income tax expense for each of the jurisdictions in which we operate. This process requires significant management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. To determine the tax rate, we use the full-year income and the related income tax expense in each jurisdiction. We update the estimated effective tax rate for the effect of significant unusual items as they are identified. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.
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
Cumulative Adjustment
During the first quarter of fiscal 2017, the Company identified and recorded an amount of $4.1 million, net of income tax expense, to reflect a net cumulative decrease to retained earnings as of the opening balance sheet for the fiscal year ended October 31, 2015 and a corresponding net increase in other current liabilities and deferred tax asset, all associated with an understatement of accruals for rebates in prior years. Accordingly, the Company has not revised income statements or cash flows of any periods as the impact to all periods is minimal since the understated rebates liability was accumulated primarily prior to fiscal 2014. Based upon evaluation and consideration of provisions under ASC 250, Accounting Changes and Error Corrections, that incorporates SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, we determined that the impact is not material to our prior year's consolidated financial statements. However, we have revised our prior year Balance Sheet at October 31, 2016 in this Annual Report on Form 10-K to reflect this adjustment.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accounting Pronouncements Issued Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is presented in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below income from operations. ASU 2017-07 is effective for the Company in our fiscal 2019 and is not expected to have a significant impact on the Company's consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU changes the timing of the recognition of the income tax consequences of non-inventory transfers which under current guidance defers the income tax consequences until the asset is sold to an outside party or otherwise recognized. The guidance for the amendments of ASU 2016-16 requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. We are currently evaluating the impact of ASU 2016-16 which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2018.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company does not expect the new guidance to have a material impact on the Company’s consolidated financial statements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We have been monitoring the activity of the FASB and the Transition Resource Group as it relates to specific industry interpretive guidance and further overall interpretations and clarifications. In fiscal year 2017, we began our plan on adoption of ASU 2014-09. Our plan entails activities such as reviewing significant revenue streams (and related costs) and representative contracts to determine the potential changes to existing accounting policies, completion of an accounting guidance gap analysis, and identifying and addressing the impact that ASU 2014-09 will have on business processes, systems and internal controls to support the recognition and disclosure requirements. We are currently in the process of completing our accounting gap analysis.
We are currently evaluating the full impact of ASU 2014-09 and related amendments on its consolidated financial statements and related disclosures. Currently, we have not identified any material expected changes of ASU 2014-09 on the Company’s consolidated financial statements, and are in the process of quantifying the impact. We plan to adopt ASU 2014-09, in our fiscal year and interim periods beginning on November 1, 2018 and we currently expect to apply the modified retrospective transition method. This would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the ASU 2014-09 to contracts in process as of the adoption date. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company would include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during our fiscal year 2019, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. FASB eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. Under the amendments in this update, an entity should perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the carrying amount which exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company has elected to early adopt ASU 2017-04 effective in the third quarter of fiscal 2017. The adoption had no material impact on the Company's reported financial results.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company has elected to early adopt ASU 2017-01 effective in the second quarter of fiscal 2017. The adoption had no material impact for the Company.

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

Accordingly, the Company recognized $17.9 million in deferred tax assets associated with excess tax benefits not previously recognized in deferred taxes as a cumulative-effect adjustment to retained earnings at November

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1, 2016. The Company also recognized excess tax benefits as a discrete income tax benefit of $13.5 million during fiscal 2017, which is classified as an operating activity in the Consolidated Statements of Cash Flows on a prospective basis. The Company elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each accounting period.

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

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into United States dollars at year-end exchange rates. We translate income and expense accounts at weighted average rates for each year. We record gains and losses from the translation of financial statements in foreign currencies into United States dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other expense and income a net foreign exchange loss of $1.4 million for fiscal 2017, $1.6 million for fiscal 2016, and $3.5 million for fiscal 2015.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Inventories

October 31, (In millions)	2017	2016
Raw materials	$107.0	$86.0
Work-in-process	13.3	12.6
Finished goods	333.8	319.1
	$454.1	$417.7
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Property, Plant and Equipment

October 31, (In millions)	2017	2016
Land and improvements	$17.7	$18.2
Buildings and improvements	279.2	259.9
Machinery and equipment	1,270.5	1,171.1
Construction in progress	190.1	154.0
Less: Accumulated depreciation	847.4	725.5
	$910.1	$877.7

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had capitalized interest included in construction in progress of $5.2 million and $3.1 million for the years ended October 31, 2017 and 2016, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Treasury Stock

We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2017 and 2016, the number of shares in treasury was approximately 3.6 million and 3.3 million, respectively. During the year ended October 31, 2017, 257,500 shares were purchased and no shares were purchased during the year ended October 31, 2016. See Note 8 for additional information on the share repurchase program.

Note 2. Acquisitions
The following is a summary of the allocation of the total purchase consideration for acquisitions that the Company completed during the fiscal periods 2017, 2016 and 2015:

(In millions)	2017	2016	2015
Technology	71.7	32.9	—
Customer Relationships	43.1	47.3	21.0
Trademarks	7.1	13.7	3.2
Non-compete agreement	—	0.1	—
Total identifiable intangible assets	121.9	94.0	24.2

Goodwill	123.1	164.7	16.9
Net (liabilities) assets	(4.8)	(0.9)	6.6
Total purchase price	240.2	257.8	47.7
We purchased 100% of the equity interest in all the entities we acquired in fiscal year 2017, 2016 and 2015. All the acquisitions were primarily paid in cash and funded by our debt borrowings. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition.

We believe these acquisitions strengthen CooperSurgical's and CooperVision's business through the addition of new or complementary products and services.

The pro forma results of operations of these acquisitions made in fiscal year 2017, 2016 and 2015 have not been presented because the impact of the business combinations described below, individually and in the aggregate, were not material to our consolidated results of operations.
Fiscal Year 2017
On August 3, 2017, CooperVision completed the acquisition of Procornea Holding B.V. (Procornea). Procornea is a Netherlands based manufacturer and distributor of specialty contact lenses, mainly orthokeratology (ortho-k) which expands CooperVision's access to myopia (nearsightedness) management markets with new products. Ortho-k contact lenses are overnight lenses which enable corneal topography correction for Myopia patients. The purchase price allocation is preliminary and we are in the process of finalizing information related to assets, liabilities and the corresponding effect on goodwill.

On June 30, 2017, CooperVision completed the acquisition of Grand Vista LLC, a long-standing distribution partner in Russia. Grand Vista LLC is engaged in contact lens and contact lens solutions and lens care product distribution business in Russia. The purchase price allocation is preliminary and we are in the process of finalizing information related to assets, liabilities and corresponding effect on goodwill.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On November 4, 2016, CooperSurgical completed the acquisition of Wallace, the in-vitro fertilization (IVF) segment of Smiths Medical International, Ltd., a division of Smiths Group plc. Wallace manufactures a range of IVF and ob/gyn products. We have completed the purchase price allocation for this acquisition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subsequent Events
On November 1, 2017, subsequent to our fiscal year ended October 31, 2017, CooperSurgical acquired the global rights and business of the PARAGARD Intrauterine Device (IUD) business (PARAGARD) from Teva Pharmaceuticals Industries Limited (Teva) for $1.1 billion.
On December 1, 2017, CooperVision acquired Paragon Vision Sciences, a leading provider of ortho-k specialty contact lenses and oxygen permeable rigid contact lens materials for approximately $80.0 million.
See Note 15. Subsequent Events for more details.
Fiscal Year 2016
Purchase price allocation for the following acquisitions in fiscal year 2016 and 2015 are completed.
On September 6, 2016, CooperVision completed the acquisition of Soflex, an Israel based manufacturer and distributor of soft contact lenses.

On May 31, 2016, CooperSurgical completed the acquisition of Reprogenetics UK, a U.K.-based genetics laboratory specializing in service offerings of preimplantation genetic screening (PGS) and preimplantation genetic diagnosis (PGD) used during the IVF process.
On May 25, 2016, CooperSurgical completed the acquisition of Recombine Inc., a United States based clinical genetic testing company specializing in carrier screening. Recombine operates in the IVF market and creates comprehensive genetic carrier screening tests.
On May 4, 2016, CooperSurgical completed the acquisition of Kivex Biotec A/S (K-Systems), a Danish manufacturer and distributor of equipment, including workstations and incubators for IVF clinics.
On March 31, 2016 CooperSurgical completed the acquisition of Genesis Genetics Inc., a United States based genetics laboratory specializing in PGS and PGD used during the IVF process.

On February 8, 2016, CooperSurgical completed the acquisition of The Pipette Company, an Australian manufacturer and distributor of micro pipettes for the Assisted Reproductive Technology market, in CSI business segment. TPC also manufactures micropipettes for other applications including micromanipulation of non‐human gametes and embryos, DNA injection into cells, stem cell research and other specialized research applications.
On December 17, 2015, we completed the acquisition of Research Instruments Limited (RI), a U.K. manufacturer and supplier of IVF medical devices and systems, in CSI business segment. RI specializes in preimplantation genetic screening (PGS) products, develops and manufactures hardware, software and consumable products.
Fiscal Year 2015

On August 7, 2015, we completed the acquisition of Reprogenetics LLC, a United States based genetics laboratory specializing in PGS and PGD used during the IVF process.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3. Restructuring and Integration Costs

2014 Sauflon Integration Plan
During the fourth quarter of fiscal 2014 and in connection with the Sauflon acquisition, our CooperVision business unit initiated restructuring and integration activities to optimize operational synergies of the combined companies. These activities include product and equipment rationalization, workforce reductions and consolidation of duplicative facilities. The total restructuring costs under this plan were $148.3 million. As of October 31, 2016, our activities related to this restructuring and integration plan were essentially complete. There were no charges related to the 2014 Sauflon Integration Plan in fiscal 2017.

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

A summary of the cumulative total restructuring costs by major component recognized at October 31, 2016, is as follows:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Cumulative amounts as of October 31, 2016	$17.8	$1.1	$129.4	$148.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the restructuring activities by major component:

(In millions)	Employee-related	Facilities-related	Product Rationalization	Total
Balance at October 31, 2014	$19.9	$0.5	$—	$20.4
Additions during fiscal 2015	$(2.5)	$0.4	$57.7	$55.6
Payments during the fiscal year	(9.0)	(0.4)	—	(9.4)
Non-cash adjustments (a) (b)	0.2	(0.2)	(57.7)	(57.7)
Balance at October 31, 2015	$8.6	$0.3	$—	$8.9
Additions during fiscal 2016	—	0.2	56.4	56.6
Payments during the fiscal year	(5.2)	(0.2)	—	(5.4)
Non-cash adjustments (a) (b)	(0.6)	—	(56.4)	(57.0)
Balance at October 31, 2016	$2.8	$0.3	$—	$3.1
Additions during fiscal 2017	—	—	—	—
Payments during the fiscal year	(1.5)	—	—	(1.5)
Non-cash adjustments (a) (b)	(0.8)	(0.3)	—	(1.1)
Balance at October 31, 2017	$0.5	$—	$—	$0.5
(a) Non-cash adjustments for employee-related and facilities-related costs represent currency translation adjustment.
(b) Non-cash adjustments for product rationalization represent equipment disposals, inventory write-offs and accelerated depreciation.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4. Intangible Assets
Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2015	$1,827.6	$369.5	$2,197.1
Net additions during the year ended October 31, 2016	9.1	156.9	166.0
Translation	(190.3)	(8.1)	(198.4)
Balance as of October 31, 2016	$1,646.4	$518.3	$2,164.7
Net additions during the year ended October 31, 2017	28.6	94.4	123.0
Translation	60.7	6.4	67.1
Balance as of October 31, 2017	$1,735.7	$619.1	$2,354.8

Of the October 31, 2017 goodwill balance, $117.9 million for CooperSurgical and $19.7 million for CooperVision is expected to be deductible for tax purposes.
Other Intangible Assets

	As of October 31, 2017		As of October 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period
					(In years)
Trademarks	$44.5	$10.3	$36.6	$6.8	12
Technology	428.8	173.2	354.8	139.3	11
Customer relationships	335.5	145.3	285.7	121.9	13
License and distribution rights and other	69.2	44.5	65.8	33.8	9
	878.0	$373.3	742.9	$301.8	12
Less accumulated amortization and translation	373.3		301.8
Other intangible assets, net	$504.7		$441.1
Included in Technology at October 31, 2017 and October 31, 2016, is $7.4 million of acquired in-process research and development from Sauflon that is not amortized.
We estimate that amortization expense for our existing other intangible assets will be approximately $69.0 million in fiscal 2018, $66.5 million in fiscal 2019, $56.5 million in fiscal 2020, $55.0 million in fiscal 2021 and $53.7 million in fiscal 2022.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5. Debt

October 31, (In millions)	2017	2016
Short-term:
Overdraft and other credit facilities	$23.4	$17.1
Current portion of long-term debt	—	210.7
Less: unamortized debt issuance cost	—	(1.5)
	$23.4	$226.3
Long term:
Credit Agreement	$323.0	$—
Term loans	830.0	1,111.2
Other	0.2	0.2
Less: unamortized debt issuance cost	(3.9)	(4.0)
	$1,149.3	$1,107.4

Annual maturities of long-term debt as of October 31, 2017, are as follows:

Year (In millions)
2018	$—
2019	$323.0
2020	$—
2021	$830.2
2022	$—
Thereafter	$—
$1.425 billion Term Loan
Subsequent to the fiscal year ended October 31, 2017, on November 1, 2017, in connection with the PARAGARD acquisition, we entered into a five-year, $1.425 billion, senior unsecured term loan agreement by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent (the 2017 Term Loan Agreement) which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement. Please refer to Note 15. Subsequent Events for more details.
Revolving Credit and Term Loan Agreement on March 1, 2016 (2016 Credit Agreement)
On March 1, 2016, we entered into a Revolving Credit and Term Loan Agreement (2016 Credit Agreement), among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in an aggregate principal amount of $830.0 million, each of which, unless terminated earlier, mature on March 1, 2021. In addition, we have the ability from time to time to request an increase to the size of the revolving credit facility or establish one or more new term loans under the term loan facility in an aggregate amount up to $750.0 million, subject to the discretionary participation of the lenders.

Amounts outstanding under the 2016 Credit Agreement will bear interest, at our option, at either the base rate, or the adjusted LIBO rate or adjusted foreign currency rate (each as defined in the 2016 Credit

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

At October 31, 2017, we were in compliance with the Interest Coverage Ratio at 21.29 to 1.00 and the Total Leverage Ratio at 1.53 to 1.00.

At October 31, 2017, we had $830.0 million outstanding under the term loan and $676.7 million available under the revolving credit agreement.

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

At October 31, 2017, we had no outstanding balance under the 2014 Term Loan.

On September 12, 2013, we entered into a five-year, $300.0 million, senior unsecured term loan agreement by and among the Company; the lenders party thereto and KeyBank National Association, as administrative agent (as subsequently amended, the 2013 Term Loan Agreement), with a maturity date of September 12, 2018, subject to amortization of principal of 5.0% per annum payable quarterly beginning October 31, 2016, with the balance payable at maturity. In fiscal 2016, we repaid $15.0 million of the outstanding balance and fully repaid the remaining outstanding balance of $285.0 million in May 2017 using the funds from the 2016 Credit Agreement.

At October 31, 2017, we had no outstanding balance under the 2013 Term Loan.

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
Notes to Consolidated Financial Statements

The Term Loan Agreements contain customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the agreements, consistent with the 2016 Credit Agreement discussed above.

European Credit Facilities

We maintain European credit facilities in the form of continuing and unconditional guarantees. The aggregate facility limit was $36.3 million and $34.0 million at October 31, 2017 and 2016, respectively. We will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2017, $0.7 million of the facility was utilized. The weighted average interest rate on the outstanding balances was 0.9%.

In addition to these European credit facilities, we also have available certain non-guaranteed Euro-denominated overdraft facilities. The aggregate facility limit was $0.8 million and $0.7 million at October 31, 2017 and 2016, respectively. At October 31, 2017, none of these facilities was utilized.

Asian Pacific Credit Facilities

We maintain Yen-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $53.0 million and $56.9 million at October 31, 2017 and 2016, respectively. We will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate or TIBOR plus a fixed spread. At October 31, 2017, $21.2 million of the combined facilities was utilized. The weighted average interest rate on the outstanding balances was 0.4%.

We maintain credit facilities for certain of our Asia Pacific subsidiaries. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $11.4 million and $11.2 million at October 31, 2017 and 2016, respectively. We will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2017, $0.7 million of the facilities were utilized. The weighted average interest rate on the outstanding balances was 3.4%.

Letters of Credit

We maintain letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on certain debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2017 and October 31, 2016 was $4.9 million and $4.6 million, respectively.

Note 6. Income Taxes

Cooper's effective tax rate (ETR) (provision for income taxes divided by pretax income) was 5.3% , 7.0% and 4.8% for fiscal 2017, 2016 and 2015, respectively. The ETR in fiscal 2017 decreased in comparison to fiscal 2016 due to the shift in the geographic mix of income as well as discrete benefits from adopting ASU 2016-9 (Excess tax benefit from share-based compensation). The ETR in fiscal 2016 increased in comparison to fiscal 2015 partially due to an increase in foreign non-deductible integration and transaction expenses, partially offset by renewal of the R&D tax credit and lower state income taxes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The components of income from continuing operations before income taxes and extraordinary items and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In millions)	2017	2016	2015
Income before income taxes:
United States	$7.8	$31.5	$31.9
Foreign	386.2	264.1	183.6
	$394.0	$295.6	$215.5
Income tax provision	$21.1	$20.7	$10.4

The income tax provision (benefit) related to income from continuing operations in our Consolidated Statements of Income consists of:

Years Ended October 31, (In millions)	2017	2016	2015
Current:
Federal	$6.9	$14.6	$0.2
State	1.8	1.3	1.2
Foreign	19.5	15.5	3.4
	28.2	31.4	4.8

Deferred:
Federal	(3.9)	(3.9)	12.0
State	1.4	(0.7)	(0.5)
Foreign	(4.6)	(6.1)	(5.9)
	(7.1)	(10.7)	5.6
Income tax provision	$21.1	$20.7	$10.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as follows:

Years Ended October 31, (In millions)	2017	2016	2015
Computed expected provision for taxes	$137.9	$103.5	$75.4
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(114.6)	(81.2)	(72.6)
State taxes, net of federal income tax benefit	3.9	1.2	1.5
Research and development credit	(0.7)	(1.2)	(0.7)
Incentive stock option compensation and non-deductible employee compensation	(12.9)	0.5	0.4
Tax accrual adjustment	5.0	(5.0)	3.8
Other, net	2.5	2.9	2.6
Actual provision for income taxes	$21.1	$20.7	$10.4

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

Years Ended October 31, (In millions)	2017	2016
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$5.4	$3.3
Inventories	6.1	6.2
Litigation settlements	0.8	0.5
Accrued liabilities, reserves and compensation accruals	50.4	50.3
Foreign deferred tax assets (Puerto Rico tax incentives)	37.9	—
Restricted stock and stock option expenses	39.7	24.5
Net operating loss carryforwards	3.7	2.7
Plant and equipment	—	0.4
Research and experimental expenses - Section 59(e)	5.1	6.7
Tax credit carryforwards	8.7	1.8
Total gross deferred tax assets	157.8	96.4
Less valuation allowance	(59.1)	(13.3)
Deferred tax assets	98.7	83.1
Deferred tax liabilities:
Tax deductible goodwill	(32.4)	(29.5)
Plant and equipment	(4.8)	—
Transaction costs	(1.1)	(1.1)
Foreign deferred tax liabilities	(13.0)	(5.6)
Other intangible assets	(25.9)	(31.2)
Total gross deferred tax liabilities	(77.2)	(67.4)
Net deferred tax assets	$21.5	$15.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at October 31, 2017. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A valuation allowance of $59.1 million and $13.3 million was recorded against our gross deferred tax asset balance as of October 31, 2017, and October 31, 2016, respectively. The increase is principally related to previously unrecorded deferred taxes associated with certain tax incentives offered by the Puerto Rican government in the areas of local manufacturing, energy use and R&D that have been subject to a full valuation allowance with no impact to our Consolidated Statements of Income.

As of October 31, 2017, there was approximately $2.5 billion of undistributed earnings in our foreign subsidiaries which we have not provided for federal income tax since we intend to reinvest this amount outside the United States indefinitely.

At October 31, 2017, we had federal net operating loss carryforwards of $31.8 million and state net operating loss carryforwards of $43.7 million. Additionally, we had $7.0 million of federal alternative minimum tax credits, $7.4 million of federal research credits and $1.5 million of California research credits. The federal net operating loss and federal research credits carryforwards expire on various dates between 2026 through 2037, and the federal alternative minimum tax credits carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2019 through 2037, and the California research credits carry forward indefinitely. The net operating loss and other tax credits may be subject to certain limitations upon utilization under Section 382 of the Internal Revenue Code.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The aggregated changes in the balance of gross unrecognized tax benefits were as follows:

(In millions)
Balance at October 31, 2015	$40.3
Increase from prior year's UTB's	4.5
Increase from current year's UTB's	6.7
UTB (decrease) from expiration of statute of limitations	(11.6)
Balance at October 31, 2016	39.9
Increase from prior year's UTB's	12.9
Increase from current year's UTB's	9.9
UTB (decrease) from expiration of statute of limitations	(2.8)
Balance at October 31, 2017	$59.9

As of October 31, 2017, we had unrecognized tax benefits of $40.4 million, including $3.7 million of related accrued interest and penalties that, if recognized, would affect our effective tax rate. It is our policy to recognize interest and penalties directly related to incomes tax as additional income tax expense.

Included in the balance of unrecognized tax benefits at October 31, 2017, is $6.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits related to expiring statutes in various jurisdictions worldwide and is comprised of transfer pricing and other items.

We are required to file income tax returns in the United States federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. As of October 31, 2017, the tax years for which we remain subject to United States federal income tax assessment upon examination are 2014 through 2016, as well as other major tax jurisdictions including the United Kingdom, Japan and France. We remain subject to income tax examinations in Australia for the tax years 2013 through 2016.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7. Earnings Per Share

Years Ended October 31,
(In millions, except for earnings per share)	2017	2016	2015
Net income attributable to Cooper stockholders	$372.9	$273.9	$203.5
Basic:
Weighted average common shares	48.9	48.5	48.5
Basic earnings per share attributable to Cooper stockholders	$7.63	$5.65	$4.20
Diluted:
Weighted average common shares	48.9	48.5	48.5
Effect of dilutive stock options	0.7	0.5	0.7
Diluted weighted average common shares	49.6	49.0	49.2
Diluted earnings per share attributable to Cooper stockholders	$7.52	$5.59	$4.14
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2017	2016	2015
Stock option shares excluded	90	392	123
Range of exercise prices	$175.31	$131.60-$162.69	$162.28
Restricted stock units excluded	3	2	1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In millions)	Foreign Currency Translation Adjustment	Change in Value of Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2014	$(92.4)	$(0.1)	$(13.7)	$(106.2)
Gross change in value for the period	(79.4)	—	(10.0)	(89.4)
Reclassification adjustments for loss realized in income	—	0.1	—	0.1
Tax effect for the period	—	—	3.9	3.9
Balance at October 31, 2015	$(171.8)	$—	$(19.8)	$(191.6)
Gross change in value for the period	$(289.6)	$—	$(13.7)	$(303.3)
Tax effect for the period	—	—	5.3	5.3
Balance at October 31, 2016	$(461.4)	$—	$(28.2)	$(489.6)
Gross change in value for the period	$107.7	$—	$10.8	$118.5
Tax effect for the period	—	—	(4.2)	(4.2)
Balance at October 31, 2017	$(353.7)	$—	$(21.6)	$(375.3)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements.
During the fiscal year ended October 31, 2017, we repurchased 258 thousand shares of our common stock for $55.0 million and approximately $563.5 million remained authorized for repurchase under the program. During the three months ended October 31, 2017, we repurchased 108 thousand shares of our common stock for $25.5 million at an average purchase price of $237.12 per share. During the second quarter of fiscal 2017, we repurchased 150 thousand shares of our common stock for $29.5 million at an average price of $196.82.
During the fiscal year ended October 31, 2016, we did not repurchase any shares under the 2012 Share Repurchase Program.
Cash Dividends
In fiscal 2017 and 2016, we paid semiannual dividends of 3 cents per share: an aggregate of $1.5 million or 3 cents per share on February 9, 2017, to stockholders of record on January 23, 2017; $1.5 million or 3 cents per share on August 7, 2017, to stockholders of record on July 21, 2017; $1.4 million or 3 cents per share on February 9, 2016, to stockholders of record on January 22, 2016; and $1.5 million or 3 cents per share on August 5, 2016, to stockholders of record on July 22, 2016.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stockholders' Rights Plan
Our stockholders' rights plan, where each outstanding share of our common stock carried one-half of one preferred share purchase right expired on October 29, 2017.

Note 9. Stock Plans

At October 31, 2017, Cooper had the following share-based compensation plans:

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, we received stockholder approval of the 2006 Directors Plan. The 2006 Directors Plan was subsequently amended and restated, and approved by stockholders, in March 2009 and again in March 2011. The Board of Directors further amended the Second Amended and Restated 2006 Directors Plan in October 2011, October 2012, October 2013 and October 2016.

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

As amended, the Second Amended and Restated 2006 Directors Plan provides for annual equity award grants to Non-Employee Directors on November 15 of each fiscal year which subsequently vest on the first anniversary of the date of grant. Grants may be awarded in the form of stock options, restricted stock, restricted stock units (RSUs), or a combination of award types. Awards will have a total grant value of $270,000, or $285,500 in the case of the Lead Director and $297,000 in the case of the Chairman of the Board.

Under the 2006 Directors Plan, grants of stock options will have an exercise price equal to 100% of fair market value on the date of grant and shall expire no more than 10 years after the grant date. Awards of restricted stock provide the right to purchase shares for $0.10 per share, subject to restrictions on sale or transfer which lapse on the first anniversary of the date of grant. Restricted shares retain dividend and voting rights. RSUs entitle the recipient to receive shares of common stock, without any payment in cash or property. Legal ownership of the shares is not transferred until the unit vests and RSUs have no dividend or voting rights prior to vesting.

As of October 31, 2017, 139,874 shares remained available under the 2006 Directors' Plan for future grants.

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

During fiscal 2017, we granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Third Amended and Restated 2007 LTIP. All stock options are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. Stock options may become exercisable based on our common stock achieving certain price targets, specified time periods elapsing or other criteria designated by the Board of Directors or its authorized committee at their discretion. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a specified time period and RSUs have no dividend or voting rights prior to vesting. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time. As of October 31, 2017, 1,801,934 shares remained available under the Third Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
The compensation cost and related tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

October 31,
(In millions)	2017	2016	2015
Selling, general and administrative expense	$33.1	$26.2	$29.2
Cost of sales	2.8	2.6	2.8
Research and development expense	1.3	1.1	0.9
Total compensation expense	$37.2	$29.9	$32.9
Related income tax benefit	$11.4	$9.0	$10.2

We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $3.7 million, $2.6 million, and $2.8 million during the fiscal years ended October 31, 2017, 2016 and 2015, respectively.

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

Years Ended October 31,	2017	2016	2015
Expected life	5.5 years	4.8 - 5.5 years	4.8 - 5.5 years
Expected volatility	24.5%	27.6% - 27.7%	29.0% - 29.5%
Risk-free interest rate	1.2%	1.3% - 1.5%	1.3% - 1.5%
Dividend yield	0.03%	0.04%	0.04%

The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2016	1,105,388	$107.74
Granted	194,416	$175.31
Exercised	200,108	$53.42
Forfeited or expired	35,230	$136.90
Outstanding at October 31, 2017	1,064,466	$129.33	6.95
Vested and expected to vest at October 31, 2017	1,045,509	$128.99	6.92	$116,337,456
Vested and exercisable at October 31, 2017	439,137	$106.07	5.44	$58,929,605

The weighted-average fair value of each option granted during fiscal 2017, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $44.00. No options were granted under the 2006 Directors Plan in fiscal 2017. The expected requisite service period for options granted to employees in fiscal 2017 was 60 months. The total intrinsic value of options exercised during the fiscal year ended October 31, 2017 was $31.6 million.

The weighted-average fair value of each option granted during fiscal 2016, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $37.24. For the 2006 Directors Plan, the weighted-average fair values of options granted for 2016 was $43.91.

Stock awards outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over five years based on service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in one year and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

However, Directors' options grants would have been expensed on the date of grant as the 2006 Directors Plan did not contain a substantive future requisite service period. No options were granted under the 2006 Directors Plan in fiscal 2017. As of October 31, 2017, there was $10.7 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.1 years.

Restricted Stock Units

RSUs granted under the 2007 LTIP generally vest over five years. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2017, there was $60.0 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2016	507,779	$131.63
Granted	201,877	$177.05
Vested and issued	150,423	$126.27
Forfeited or expired	25,381	$139.65
Non-vested RSUs at October 31, 2017	533,852	$149.93

Performance Units

Performance units are granted to selected key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. The performance shares actually earned will range from zero to 150% of the target number of performance shares for performance periods ending in fiscal 2017 through fiscal 2019. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the subsequent fiscal year after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal quarter and adjustments are recorded if it is determined that the estimate of probability of award achievement has changed.

We recognize compensation expense ratably over the vesting period. As of October 31, 2017, there was $4.7 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

Performance units granted on February 2, 2015 completed their performance period on October 31, 2017 and met 100% of the target and, subject to the provisions of the plan, we expect to grant a similar performance award in our fiscal first quarter of 2018. We also granted performance unit awards on January 29, 2016 and February 1, 2017 and with specific performance goals for each period ending on October 31, 2018 and October 31, 2019, respectively.

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

Beginning in fiscal 2016, we refined the method used to determine the service and interest cost components of our net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we will use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach decreased the service and interest components of our benefit costs in fiscal 2016, which was immaterial. There is no impact on the total benefit obligation. We accounted for this change prospectively as a change in accounting estimate.

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2017, and the funded status of the Plan and net periodic pension costs for each of the years in the three-year period ended October 31, 2017.

Retirement Income Plan

Years Ended October 31, (In millions)	2017	2016	2015
Change in benefit obligation
Benefit obligation, beginning of year	$138.9	$117.3	$101.1
Service cost	10.2	8.9	8.8
Interest cost	4.4	4.3	4.6
Benefits paid	(2.6)	(2.3)	(4.7)
Actuarial loss (gain)	0.8	10.7	7.5
Benefit obligation, end of year	$151.7	$138.9	$117.3
Change in plan assets
Fair value of plan assets, beginning of year	$89.2	$79.5	$72.2
Actual return on plan assets	16.2	2.0	2.0
Employer contributions	10.0	10.0	10.0
Benefits paid	(2.6)	(2.3)	(4.7)
Fair value of plan assets, end of year	$112.8	$89.2	$79.5
Funded status at end of year	$(38.9)	$(49.7)	$(37.8)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2017	2016	2015
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—
Current liability	—	—	—
Noncurrent liabilities	(38.9)	(49.7)	(37.8)
Net amount recognized at year end	$(38.9)	$(49.7)	$(37.8)

Years Ended October 31, (In millions)	2017	2016	2015
Amounts recognized in accumulated other comprehensive income consist of:
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss	34.9	45.8	32.1
Accumulated other comprehensive income	$34.9	$45.8	$32.1

Years Ended October 31, (In millions)	2017	2016	2015
Information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$151.7	$138.9	$117.3
Accumulated benefit obligation	$133.3	$121.2	$102.6
Fair value of plan assets	$112.8	$89.2	$79.5

Years Ended October 31, (In millions)	2017	2016	2015
Reconciliation of prepaid (accrued) pension cost
Accrued pension cost at prior fiscal year end	$(4.0)	$(5.7)	$(6.8)
Net periodic benefit cost	10.0	8.3	8.9
Contributions made during the year	10.0	10.0	10.0
Accrued pension cost at fiscal year end	$(4.0)	$(4.0)	$(5.7)

Years Ended October 31, (In millions)	2017	2016	2015
Components of net periodic benefit cost and other amounts recognized in the fiscal year
Net periodic benefit cost:
Service cost	$10.2	$8.9	$8.8
Interest cost	4.4	4.3	4.6
Expected return on plan assets	(7.3)	(6.6)	(6.0)
Amortization of transitional (asset) or obligation	—	—	—
Amortization of prior service cost	—	—	—
Recognized actuarial loss	2.7	1.7	1.5
Net periodic pension cost	$10.0	$8.3	$8.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2017	2016	2015
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net transition obligation	$—	$—	$—
Prior service cost	—	—	—
Net loss (gain)	(8.1)	15.4	11.5
Amortizations of net transition obligation	—	—	—
Amortizations of prior service cost	—	—	—
Amortizations of net (gain)	(2.7)	(1.7)	(1.5)
Total recognized in other comprehensive income	$(10.8)	$13.7	$10.0
Total recognized in net periodic benefit cost and other comprehensive income	$(0.8)	$22.0	$18.9

There is no estimated net transition obligation or prior service cost, but $1.7 million of estimated net loss for the plan will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Years Ended October 31,	2017	2016	2015
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost:
Projected Benefit Obligation	3.74%	4.25%	4.25%
Service Cost	3.90%	4.42%	4.25%
Interest Cost	3.23%	3.70%	4.25%
Discount rate for determining benefit obligations at year end	3.75%	3.74%	4.25%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2017	10/31/2016	10/31/2015

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 3.74%, which is similar to prior fiscal year, had been used, the projected benefit obligation would have been $152.0 million, and the accumulated benefit obligation would have been $133.5 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2017	2016	2015
Asset category
Cash and cash equivalents	0.9%	4.9%	2.2%
Corporate common stock	12.2%	8.9%	9.0%
Equity mutual funds	49.9%	47.2%	52.0%
Real estate funds	2.9%	4.3%	3.3%
Bond mutual funds	34.1%	34.7%	33.5%
Total	100.0%	100.0%	100.0%

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

Fair Value Measurement of Plan Assets

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$1.1	$1.1	$—	$—
Corporate common stock	13.7	13.7	—	—
Equity mutual funds	56.2	56.2	—	—
Real estate funds	3.3	3.3	—	—
Bond mutual funds	38.5	38.5	—	—
Total	$112.8	$112.8	$—	$—

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Cash Flows

Contributions

The Company contributions to the pension plan were $10.0 million for each of the fiscal years 2017, 2016 and 2015. We closely monitor the funded status of the Plan with respect to legislative and accounting rules. We expect to make contributions of about $10.0 million during fiscal 2018.

Estimated Future Benefit Payments

Years (In millions)
2018	$3.3
2019	$3.8
2020	$4.3
2021	$4.8
2022	$5.4
2023-2027	$36.1

 Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper's contributions on account of participating employees, were $5.2 million, $4.4 million and $4.2 million for the years ended October 31, 2017, 2016 and 2015, respectively.

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

Note 11. Fair Value Measurements
At October 31, 2017 and October 31, 2016, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving credit agreement and term loans approximated their fair values at October 31, 2017 and October 31, 2016 and are categorized as Level 2 of the fair value hierarchy. The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of October 31, 2017 and October 31, 2016.

Note 12. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2017, were payable as follows:

(In millions)
2018	$33.4
2019	30.0
2020	25.8
2021	21.7
2022	18.8
2023 and thereafter	145.8
$275.5

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $32.2 million, $29.9 million and $27.5 million in 2017, 2016 and 2015, respectively.
Legal Proceedings

On or about November 11, 2014, Johnson & Johnson Vision Care (JJVC) filed an action in the district court of Dusseldorf, Germany, against CooperVision GmbH and CooperVision, Inc. (for purpose of this section, collectively “CooperVision” or “we”) for patent infringement. In the action, JJVC alleged that certain CooperVision products infringe JJVC’s European Patent No. EP 1 754 728 B1, and was seeking damages and to enjoin these products from selling in Germany. We were challenging the validity of the patent before the European Patent Office.

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

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. CooperVision and the other defendants jointly filed a motion to dismiss the complaints in December 2015. In June 2016, the motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act was granted, but the motion to dismiss with respect to claims brought under Section 1 of the Sherman Act and other state laws was denied. The actions currently are in discovery. In March 2017, the plaintiffs filed a motion for class certification. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision, subject to Court approval of the settlement. The Company recorded a settlement accrual of $3.0 million in the third quarter fiscal ended July 31, 2017.

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company does not believe that an estimate of possible loss or a range of loss can be made at this time. Legal fees are recognized as incurred.

Other

The UK Tax Authorities have begun an inquiry regarding the application of UK Diverted Profits Tax (DPT) to us for fiscal year 2015. We believe that the transactions in question were at arm’s length with no intention to divert profit from the UK and therefore are outside the intended reach of the Diverted Profit Tax.
On December 20, 2017, the U.K. Tax Authorities issued a DPT charging notice of approximately GBP 31.0 million with respect to the transfer out of the United Kingdom of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd. Although the taxes were paid on the transfer, the UK Tax Authorities are challenging the value assigned to such property. We intend to contest the charging notice vigorously. The process for resolving such a notice can be lengthy and could involve litigation. The company is cooperating with the Tax authorities to resolve this issue. The outcome of this matter cannot be predicted with certainty and may have an adverse impact on our financial condition and results.

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
One customer, a CooperVision contact lens distributor, accounted for approximately 11% of our consolidated net revenue in both the fiscal year ended October 31, 2017 and October 31, 2016. No customers accounted for 10% or more of our consolidated net revenue in the fiscal year ended October 31, 2015.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.
The following table presents a summary of our business segment net sales:

(In millions)	2017	2016	2015
CooperVision net sales by category:
Toric lens	$526.8	$480.2	$440.1
Multifocal lens	177.2	169.8	162.1
Single-use sphere lens	438.3	403.1	357.2
Non single-use sphere and other	531.8	524.1	528.4
Total CooperVision net sales	1,674.1	1,577.2	1,487.8
CooperSurgical net sales	464.9	389.6	309.3
Total net sales	$2,139.0	$1,966.8	$1,797.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2017, follows:

(In millions)	CooperVision	CooperSurgical	Corporate	Consolidated
2017
Net sales	$1,674.1	$464.9	$—	$2,139.0
Operating income (loss)	$418.4	$58.5	$(47.8)	$429.1
Interest expense				33.4
Other expense, net				1.7
Income before income taxes				$394.0
Identifiable assets	$3,562.6	$1,107.5	$188.6	$4,858.7
Depreciation expense	$115.0	$4.7	$0.3	$120.0
Amortization expense	$36.7	$31.7	$—	$68.4
Capital expenditures	$108.2	$18.9	$0.1	$127.2
2016
Net sales	$1,577.2	$389.6	$—	$1,966.8
Operating income (loss)	$309.8	$60.2	$(45.9)	$324.1
Interest expense				26.2
Other expense, net				2.3
Income before income taxes				$295.6
Identifiable assets	$3,382.4	$907.1	$189.1	$4,478.6
Depreciation expense	$131.3	$5.9	$0.3	$137.5
Amortization expense	$40.1	$20.7	$—	$60.8
Capital expenditures	$142.8	$9.8	$—	$152.6
2015
Net sales	$1,487.8	$309.3	$—	$1,797.1
Operating income (loss)	$229.8	$56.1	$(49.2)	$236.7
Interest expense				18.1
Other expense, net				3.1
Income before income taxes				$215.5
Identifiable assets	$3,714.6	$674.9	$73.0	$4,462.5
Depreciation expense	$134.0	$5.6	$0.3	$139.9
Amortization expense	$36.6	$14.9	$—	$51.5
Capital expenditures	$238.3	$4.6	$0.1	$243.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2017, follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2017
Sales to unaffiliated customers	$931.1	$746.2	$461.7	$2,139.0
Sales between geographic areas	255.7	440.5	(696.2)	—
Net sales	$1,186.8	$1,186.7	$(234.5)	$2,139.0
Operating income	$37.8	$1.6	$389.7	$429.1
Long-lived assets	$472.8	$352.3	$85.0	$910.1
2016
Sales to unaffiliated customers	$886.5	$681.1	$399.2	$1,966.8
Sales between geographic areas	254.7	464.1	(718.8)	—
Net sales	$1,141.2	$1,145.2	$(319.6)	$1,966.8
Operating income	$77.7	$6.0	$240.4	$324.1
Long-lived assets	$464.1	$334.4	$79.2	$877.7
2015
Sales to unaffiliated customers	$811.9	$647.3	$337.9	$1,797.1
Sales between geographic areas	250.0	493.1	(743.1)	—
Net sales	$1,061.9	$1,140.4	$(405.2)	$1,797.1
Operating income (loss)	$30.7	$(37.6)	$243.6	$236.7
Long-lived assets	$494.2	$407.9	$65.0	$967.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(In millions, except for earnings per share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$499.1	$522.4	$556.0	$561.5
Gross profit	$312.4	$343.9	$356.2	$353.4
Income before income taxes	$80.1	$109.5	$107.7	$96.6
Net income attributable to Cooper stockholders	$75.8	$104.9	$103.6	$88.6
Earnings per share attributable to Cooper stockholders - basic	$1.55	$2.14	$2.12	$1.82
Earnings per share attributable to Cooper stockholders - diluted	$1.53	$2.12	$2.09	$1.78
2016
Net sales	$449.6	$483.8	$514.7	$518.7
Gross profit	$262.0	$298.5	$316.6	$296.0
Income before income taxes	$50.7	$82.6	$93.4	$68.9
Net income attributable to Cooper stockholders	$51.4	$74.1	$87.9	$60.5
Earnings per share attributable to Cooper stockholders - basic	$1.06	$1.53	$1.81	$1.25
Earnings per share attributable to Cooper stockholders - diluted	$1.05	$1.52	$1.79	$1.23

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15. Subsequent Events

PARAGARD Acquisition

On November 1, 2017, subsequent to our fiscal year ended October 31, 2017, CooperSurgical acquired the global rights and business of the PARAGARD Intrauterine Device (IUD) business (PARAGARD) from Teva Pharmaceuticals Industries Limited (Teva) for $1.1 billion.

This acquisition broadens and strengthens CooperSurgical's current product portfolio in office and surgical procedures. PARAGARD is the only hormone-free, long lasting, reversible contraceptive option approved by FDA available in the United States and IUDs represent a large and growing segment of the contraceptive market.

We have not yet completed the initial purchase price allocation for this acquisition due to the timing of the close of acquisition, including obtaining all of the information required for the valuation of the acquired intangible assets, goodwill, assets and liabilities assumed.

Due to the timing of the close of the PARAGARD acquisition, supplemental pro forma information has not been provided as compilation of such data is impracticable since Teva has not accounted PARAGARD as a separate entity, subsidiary or division, standalone financial statements were not readily available. The pro forma revenue and earnings of the combined financial will be included in our Form 10-Q for the fiscal quarter ending January 31, 2018.

$1.425 billion Term Loan
In September 2017, the Company arranged a commitment for a Bridge Loan Facility of $1.1 billion to support funding of the anticipated PARAGARD acquisition. Proceeds from the Bridge Loan, if drawn, were intended to be used to finance the acquisition of PARAGARD. In October 2017, the Company terminated the commitments in respect of the Bridge Loan Facility and no bridge loans were drawn because we secured the term loan agreement described below.
Subsequent to the fiscal year ended October 31, 2017, on November 1, 2017, in connection with the PARAGARD acquisition, we entered into a new five-year, $1.425 billion, senior unsecured term loan agreement by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent (the 2017 Term Loan Agreement) which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement.
Amounts outstanding under the 2017 Term Loan Agreement will bear interest, at our option, at either the base rate, or the adjusted LIBO rate (each as defined in the 2017 Term Loan Agreement), plus, in each case, an applicable rate of, between 0.00% and 0.75% in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted LIBO rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio as defined in the 2017 Term Loan Agreement.

The 2017 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain total leverage ratio and interest coverage ratio, each as defined in the 2017 Term Loan Agreement, consistent with the 2016 Credit Agreement discussed in Note 5.

Other Acquisition

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On December 1, 2017, CooperVision acquired Paragon Vision Sciences, a leading provider of orthokeratology (ortho-k) specialty contact lenses and oxygen permeable rigid contact lens materials for approximately $80.0 million. This acquisition broadens and strengthens CooperVision's existing product portfolio.

The pro forma results of operations of this acquisition will not be presented as the effects of the business combination is not material to our consolidated results of operations.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2017, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2017.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2017, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - About Our Board of Directors,” “Corporate Governance - Identification of Candidates,” “Corporate Governance - Corporate Governance Policies - Ethics and Business Conduct Policy,” “Corporate Governance - Board Committees - The Audit Committee” and “Report of the Audit Committee” of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2018 (the “2018 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Report of the Organization and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” “Potential Payments Upon Termination or Change in Control,” “Director Compensation” “Corporate Governance - Compensation Committee Interlocks and Insider Participation”
of the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Insiders” and “Principal Securityholders” of the “Ownership of the Company” section of the 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance - Related Party Transactions,” “Proposal 1 - Election of Directors” and “Corporate Governance - About Our Board of Directors” of the 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2018 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2017, 2016 and 2015
Statements of Comprehensive Income for the years ended October 31, 2017, 2016 and 2015
Balance Sheets as of October 31, 2017 and 2016
Statements of Stockholders' Equity for the years ended October 31, 2017, 2016 and 2015
Statements of Cash Flows for the years ended October 31, 2017, 2016 and 2015
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2017

(In millions)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2017	$8.5	$2.6	$(0.3)	$10.8
Year Ended October 31, 2016	$6.0	$2.5	$—	$8.5
Year Ended October 31, 2015	$6.0	$1.7	$(1.7)	$6.0

(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In millions)	Balance Beginning of Year	Additions (2)	Reductions/ Charges	Balance at End of Year
Income tax valuation allowance:
Year Ended October 31, 2017	$13.3	$45.9	$(0.1)	$59.1
Year Ended October 31, 2016	$13.4	$—	$(0.1)	$13.3
Year Ended October 31, 2015	$14.5	$—	$(1.1)	$13.4

(2) Addition includes $37.8 million of valuation allowance from prior years as a result of previously unrecorded deferred assets that have been subject to a full valuation allowance.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1
Asset Purchase Agreement, dated as of September 11, 2017, by and between CooperSurgical, Inc. and Teva Pharmaceutical Industries Ltd., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 12, 2017

3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated January 13, 2006
3.2	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 14, 2010, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 15, 2010
10.1(P)#
Severance Agreement entered into as of August 21, 1989, and amended August 15, 2008, by and between Robert S. Weiss and the Company, incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10‑K for the fiscal year ended October 31, 1992

10.2#
The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2007

10.3#
Change in Control Agreement entered into as of January 3, 2007, and amended September 9, 2008, by and between Albert G. White III and the Company, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.4#
Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Daniel G. McBride, Esq., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014

10.5#
Change in Control Agreement dated as of June 8, 2007, by and between The Cooper Companies, Inc. and Carol R. Kaufman, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.6#
The Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed February 1, 2011

10.7#
Amendment No. 1 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011

10.8#
Amendment No. 2 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012

10.9#
Amendment No. 3 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.10#
Amendment No. 4 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
10.11#
Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.12#
Form of Restricted Stock Unit Agreement Pursuant to The Cooper Companies, Inc. Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016

10.13#	The Third Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed January 29, 2016
10.14#
Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.15#
Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.16#
Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.17#
Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 13, 2009

10.18(a)
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.19(a)
Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 21, 2012

10.20
Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 12, 2005

10.21
First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 12, 2005

10.22
Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 12, 2005

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
10.23
Term Loan Amendment, dated as of June 30, 2014, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 1, 2014

10.24
Term Loan Agreement, dated as of August 4, 2014, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed August 6, 2014

10.25
Term Loan Amendment No. 2, dated as of August 4, 2014, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed August 6, 2014

10.26
Term loan agreement, dated as of September 12, 2013, among The Cooper Companies, Inc., the lenders party thereto, and KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 17, 2013

10.27
Term Loan Amendment No. 1, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015

10.28
Term Loan Amendment No. 3, dated as of August 21, 2015, among The Cooper Companies, Inc. the lenders party thereto, and Keybank National Association, as administrative agent, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on September 4, 2015

10.29
Amendment and Restatement Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, to amend and restate the Company’s Term Loan Agreement, dated as of August 4, 2014 and as previously amended, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.30
Revolving Credit and Term Loan Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, KeyBanc Capital Markets Inc., Citigroup Global Markets Inc., DNB Bank ASA, New York Branch, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., DNB Bank ASA, New York Branch, JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as syndication agents, Citibank, N.A. and Wells Fargo Bank, National Association, as documentation agents, and TD Bank, N.A., PNC Bank, National Association, and U.S. Bank, National Association, as senior managing agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 3, 2016

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
10.31
Amendment and Restatement Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., the lenders party thereto, and Keybank National Association, as administrative agent, to amend and restate the Company’s Term Loan Agreement, dated as of September 12, 2013 and as previously amended, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.32
Loan Agreement, dated as of November 1, 2017, among The Cooper Companies, Inc., the lenders party thereto, and DNB Bank ASA, New York Branch, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 1, 2017

10.33#	The Cooper Companies, Inc. 2016 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 4, 2016
10.34#	The Cooper Companies, Inc. 2017 Executive Incentive Plan, incorporated by reference to the Company's Proxy Statement filed January 27, 2017
11(b)	Calculation of earnings per share
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101
The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2017, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income for the years ended October 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2017, 2016 and 2015, (iii) Consolidated Balance Sheets at October 31, 2017 and 2016, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended October 31, 2017, 2016 and 2015, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts

(a)
The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)	The information required in this exhibit is provided in Note 7. Earnings Per Share, in this report.

#	Indicates management contract or compensatory plan.

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of The Cooper Companies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2017.

THE COOPER COMPANIES, INC.

By: /s/ ROBERT S. WEISS
Robert S. Weiss
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date
/s/ ROBERT S. WEISS	President, Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2017
(Robert S. Weiss)
/s/ A. THOMAS BENDER	Chairman of the Board	December 22, 2017
(A. Thomas Bender)
/s/ ALLAN E. RUBENSTEIN, M.D.	Vice Chairman of the Board and Lead Director	December 22, 2017
(Allan E. Rubenstein)
/s/ ALBERT G. WHITE, III	Executive Vice President, Chief Financial Officer and Chief Strategy Officer	December 22, 2017
(Albert G. White, III)	(Principal Financial Officer)
/s/ AGOSTINO RICUPATI	Senior Vice President Finance and Tax and Chief Accounting Officer	December 22, 2017
(Agostino Ricupati)	(Principal Accounting Officer)
/s/ COLLEEN E. JAY	Director	December 22, 2017
(Colleen E. Jay)
/s/ MICHAEL H. KALKSTEIN	Director	December 22, 2017
(Michael H. Kalkstein)
/s/ WILLIAM A. KOZY	Director	December 22, 2017
(William A. Kozy)
/s/ JODY S. LINDELL	Director	December 22, 2017
(Jody S. Lindell)
/s/ GARY S. PETERSMEYER	Director	December 22, 2017
(Gary S. Petersmeyer)
/s/ STANLEY ZINBERG, M.D.	Director	December 22, 2017
(Stanley Zinberg)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CORPORATE INFORMATION

BOARD OF DIRECTORS

A. Thomas Bender
Chairman of the Board

Allan E. Rubenstein, M.D.
Vice Chairman and Lead Director,
Chairman of the Board, CalAsia
Pharmaceuticals, Inc.

Colleen E. Jay
Director

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
Michael H. Kalkstein
William A. Kozy
Gary Petersmeyer

Corporate Governance and Nominating Committee
Allan E. Rubenstein, M.D. (Chairman)
Michael H. Kalkstein
Stanley Zinberg, M.D.
Colleen E. Jay

Organization and Compensation Committee
Michael H. Kalkstein (Chairman)
Colleen E. Jay
Jody S. Lindell
Gary S. Petersmeyer

Science and Technology Committee
Stanley Zinberg, M.D. (Chairman)
A. Thomas Bender
William A. Kozy
Gary S. Petersmeyer
Allan E. Rubenstein, M.D.
Robert S. Weiss

EXECUTIVE OFFICERS

Robert S. Weiss
President and Chief Executive Officer

Randal L. Golden
Vice President and
General Counsel

Carol R. Kaufman
Executive Vice President,
Secretary, Chief Administrative Officer
and Chief Governance Officer

Agostino Ricupati
Senior Vice President Finance and Tax, and Chief Accounting Officer

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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President of Investor Relations
6140 Stoneridge Mall Road
Suite 590
Pleasanton, CA 94588
Voice: 925-460-3663
Fax: 925-460-3648
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2018.

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