Form 10-Q
period 2018-01-31
COOPER COMPANIES INC
filed 2018-03-09
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended January 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	49,022,319
Class	Outstanding at January 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of (Loss) Income
Three Months Ended January 31,
(In millions, except for earnings per share)
(Unaudited)

	2018	2017
Net sales	$590.0	$499.1
Cost of sales	219.1	186.7
Gross profit	370.9	312.4
Selling, general and administrative expense	225.9	188.6
Research and development expense	18.8	16.3
Amortization of intangibles	36.0	16.8
Operating income	90.2	90.7
Interest expense	18.4	7.3
Other (income) expense, net	(3.0)	3.3
Income before income taxes	74.8	80.1
Provision for income taxes	197.3	4.3
Net (loss) income attributable to Cooper stockholders	$(122.5)	$75.8
(Loss) earnings per share attributable to Cooper stockholders - basic	$(2.50)	$1.55
(Loss) earnings per share attributable to Cooper stockholders - diluted	$(2.50)	$1.53
Number of shares used to compute (loss) earnings per share:
Basic	48.9	48.8
Diluted	48.9	49.4
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
Three Months Ended January 31,
(In millions)
(Unaudited)

	2018	2017
Net (loss) income	$(122.5)	$75.8
Other comprehensive income:
Foreign currency translation adjustment	102.3	28.2
Comprehensive (loss) income attributable to Cooper stockholders	$(20.2)	$104.0
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	January 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$91.7	$88.8
Trade accounts receivable, net of allowance for doubtful accounts of $11.8 at January 31, 2018 and $10.8 at October 31, 2017	413.8	316.6
Inventories	506.3	454.1
Prepaid expense and other current assets	163.7	93.7
Total current assets	1,175.5	953.2
Property, plant and equipment, at cost	1,846.8	1,757.5
Less: accumulated depreciation and amortization	894.8	847.4
	952.0	910.1
Goodwill	2,454.4	2,354.8
Other intangibles, net	1,587.8	504.7
Deferred tax assets	22.5	60.3
Other assets	76.4	75.6
	$6,268.6	$4,858.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$29.6	$23.4
Accounts payable	107.9	142.1
Employee compensation and benefits	74.2	84.1
Other current liabilities	204.0	146.5
Total current liabilities	415.7	396.1
Long-term debt	2,372.9	1,149.3
Deferred tax liabilities	40.8	38.8
Long-term tax payable	176.4	—
Accrued pension liability and other	106.4	98.7
Total liabilities	3,112.2	1,682.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 52.6 at January 31, 2018 and 52.4 at October 31, 2017	5.3	5.2
Additional paid-in capital	1,528.8	1,526.7
Accumulated other comprehensive loss	(273.0)	(375.3)
Retained earnings	2,310.3	2,434.2
Treasury stock at cost: 3.6 shares at January 31, 2018 and 3.6 shares at October 31, 2017	(415.1)	(415.1)
Noncontrolling interests	0.1	0.1
Stockholders’ equity	3,156.4	3,175.8
	$6,268.6	$4,858.7
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In millions)
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net (loss) income	$(122.5)	$75.8
Depreciation and amortization	66.6	47.8
Decrease in operating capital	(177.0)	(30.3)
Increase in long-term tax payable	176.4	—
Other non-cash items	82.7	15.1
Net cash provided by operating activities	26.2	108.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(51.4)	(28.7)
Acquisitions of assets and businesses, net of cash acquired, and other	(1,193.2)	(173.4)
Net cash used in investing activities	(1,244.6)	(202.1)
Cash flows from financing activities:
Proceeds from long-term debt	1,672.8	266.1
Repayments of long-term debt	(445.8)	(169.1)
Net proceeds (repayments) from short-term debt	4.8	(5.9)
Net payments related to share-based compensation awards	(10.5)	(8.1)
Debt acquisition costs	(3.9)	—
Proceeds from construction allowance	—	0.5
Net cash provided by financing activities	1,217.4	83.5
Effect of exchange rate changes on cash and cash equivalents	3.9	0.5
Net increase (decrease) in cash and cash equivalents	2.9	(9.7)
Cash and cash equivalents - beginning of period	88.8	100.8
Cash and cash equivalents - end of period	$91.7	$91.1

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1. General

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Cooper Companies, Inc and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. Readers should not assume that the results reported here either indicate or guarantee future performance.
Accounting Pronouncements Issued Not Yet Adopted

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is presented in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below income from operations. ASU 2017-07 is effective for the Company in our fiscal 2019 and is not expected to have a significant impact on the Company's consolidated financial statements.

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
We are currently evaluating the full impact of ASU 2014-09 and related amendments on our consolidated financial statements and related disclosures. Currently, we have not identified any material expected changes due to the adoption of ASU 2014-09 on the Company’s consolidated financial statements, and are in the process of quantifying the impact. We plan to adopt ASU 2014-09, in our fiscal year and interim periods beginning on November 1, 2018 and we currently expect to apply the modified retrospective transition method. This would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the ASU 2014-09 to contracts in process as of the adoption date. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company would include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during our fiscal year 2019, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
Accounting Pronouncements Recently Adopted

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an approximately normal profit margin (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. The Company adopted this guidance on November 1, 2017, and it did not have a material impact on the Company's reported financial results.
Note 2. Acquisitions
The following is a summary of the allocation of the total purchase consideration for acquisitions that the Company completed during fiscal 2018 and 2017:

(In millions)	January 31, 2018	October 31, 2017
Technology	—	71.7
Customer Relationships	18.5	43.1
Trademarks	24.0	7.1
Composite Intangible Asset	1,061.9	—
Other	4.2	—
Total identifiable intangible assets	1,108.6	121.9
Goodwill	36.2	123.1
Net tangible assets (liabilities)	50.0	(4.8)
Total purchase price	1,194.8	240.2
All the acquisitions were paid in cash and funded by our debt borrowings. We recorded the tangible and intangible assets acquired and liabilities assumed at their estimated and relative fair values as of the applicable date of acquisition.

We believe these acquisitions strengthen CooperSurgical's and CooperVision's businesses through the addition of new or complementary products and services.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Fiscal Year 2018

PARAGARD
On November 1, 2017, CooperSurgical acquired the assets of the PARAGARD Intrauterine Device (IUD) business (PARAGARD) from Teva Pharmaceuticals Industries Limited (Teva) for $1.1 billion.

This acquisition broadens and strengthens CooperSurgical's current product portfolio. PARAGARD® is the only hormone-free, long lasting, reversible contraceptive approved by the United States Food and Drug Administration (FDA) available in the United States.

The Company has accounted for the acquisition of PARAGARD as a purchase of assets in accordance with FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations, and ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, whereby the Company recognized assets acquired based on their estimated fair values on the acquisition date. Due to the required screening test, the acquisition does not meet the definition of a business as substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset. The Company retained independent appraisers to advise management in the determination of the relative fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements represent management’s best estimate of relative fair values as of the acquisition date.

The following table summarizes the relative fair values of net assets acquired and liabilities assumed using the cost accumulation and allocation model:

(In millions)	Relative Fair Value
Composite Intangible asset (1)	1,061.9
Assembled workforce Intangible asset (2)	1.2
Property, plant and equipment	2.0
Inventory (3)	47.3
Other assets	9.4
Total Assets acquired	1,121.8
Less: Liabilities assumed	16.4
Total Purchase Price	1,105.4

The Company proportionally allocated the acquisition costs to the net assets acquired. The acquisition-related costs included advisory, legal, valuation and other professional fees.

(1) Composite Intangible asset consists of technology, trade name, New Drug Application (NDA) approval and physician relationships, which have been valued as a single composite intangible asset as they are inextricably linked. The composite asset was identified as the primary asset acquired, was valued using the Multi-Period Excess Earnings Method and will be amortized over 15 years.
(2) An assembled workforce was recognized as a separate acquired intangible asset, given the purchase of assets and will be amortized over 5 years.
(3) Inventory relative fair value includes step up of $45.4 million.
As PARAGARD was considered an asset purchase as opposed to a business acquisition in accordance with the guidance under FASB ASC 805, Business Combinations, and ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the company has not included proforma financial statements which are applicable for a business acquisition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Acquisitions
On December 1, 2017, CooperVision acquired Paragon Vision Sciences, a leading provider of orthokeratology (ortho-k) specialty contact lenses and oxygen permeable rigid contact lens materials. Ortho-k contact lenses are overnight lenses which enable corneal topography correction for myopia (nearsightedness) patients. The purchase price allocation is preliminary and we are in the process of finalizing information related to assets, liabilities and the corresponding impact on goodwill.
On January 4, 2018, CooperVision acquired Blueyes, a long-standing distribution partner, with a leading position in the distribution of contact lenses to the Optical and Pharmacy sector in Israel. The purchase price allocation is preliminary and we are in the process of finalizing information related to assets, liabilities and the corresponding impact on goodwill.
The pro forma results of operations of these acquisitions have not been presented because the effects of the business combinations described above, individually and in the aggregate, were not material to our consolidated results of operations.
Fiscal Year 2017
On August 3, 2017, CooperVision completed the acquisition of Procornea Holding B.V. (Procornea). Procornea is a Netherlands based manufacturer and distributor of specialty contact lenses, mainly orthokeratology (ortho-k) which expands CooperVision's access to myopia (nearsightedness) management markets with new products. The purchase price allocation is preliminary and we are in the process of finalizing information related to assets, liabilities and the corresponding impact on goodwill.

On June 30, 2017, CooperVision completed the acquisition of Grand Vista LLC, a long-standing distribution partner in Russia. Grand Vista LLC is engaged in contact lens and contact lens solutions and lens care product distribution business in Russia. The purchase price allocation is preliminary and we are in the process of finalizing information related to assets, liabilities and the corresponding impact on goodwill.

On November 4, 2016, CooperSurgical completed the acquisition of Wallace, the in vitro fertilization (IVF) segment of Smiths Medical International, Ltd., a division of Smiths Group plc. Wallace manufactures a range of IVF and ob/gyn products. We have completed the purchase price allocation for this acquisition.
Note 3. Inventories

(In millions)	January 31, 2018	October 31, 2017
Raw materials	$114.2	$107.0
Work-in-process	15.6	13.3
Finished goods	376.5	333.8
	$506.3	$454.1
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 4. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2016	$1,646.4	$518.3	$2,164.7
Net additions during the year ended October 31, 2017	28.6	94.4	123.0
Translation	60.7	6.4	67.1
Balance at October 31, 2017	1,735.7	619.1	2,354.8
Net additions during the three months ended January 31, 2018	36.4	—	36.4
Translation	55.2	8.0	63.2
Balance at January 31, 2018	$1,827.3	$627.1	$2,454.4

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

Other Intangible Assets

	January 31, 2018		October 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period (In years)

Trademarks	$69.4	$11.5	$44.5	$10.3	13
Composite intangible asset	1,061.9	17.7	—	—	15
Technology	432.1	182.7	428.8	173.2	11
Customer relationships	362.5	153.5	335.5	145.3	13
License and distribution rights and other	76.3	49.0	69.2	44.5	9
	2,002.2	$414.4	878.0	$373.3	14
Less: accumulated amortization and translation	414.4		373.3
Other intangible assets, net	$1,587.8		$504.7
We estimate that amortization expense for our existing other intangible assets at January 31, 2018, will be $144.8 million in fiscal 2018, $142.6 million in fiscal 2019, $132.3 million in fiscal 2020, $130.8 million in fiscal 2021 and $128.8 million in fiscal 2022.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Debt

(In millions)	January 31, 2018	October 31, 2017
Short-term:
Overdraft and other credit facilities	$29.6	$23.4
	$29.6	$23.4
Long term:
Credit Agreement	$125.0	$323.0
Term loans	2,255.0	830.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(7.3)	(3.9)
	$2,372.9	$1,149.3

$1.425 billion Term Loan on November 1, 2017 (2017 Term Loan Agreement)
On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a new five-year, $1.425 billion, senior unsecured term loan agreement by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent (2017 Term Loan Agreement) which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement.
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

The 2017 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2017 Term Loan Agreement, consistent with the 2016 Credit Agreement discussed below.
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
At January 31, 2018, we were in compliance with the Interest Coverage Ratio at 19.42 to 1.00 and the Total Leverage Ratio at 2.68 to1.00 for both the 2017 Term Loan Agreement and the 2016 Credit Agreement.
At January 31, 2018, we had $830.0 million outstanding under the Term Loan and $874.7 million available under the Revolving Credit Agreement.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 for more details.
Note 6. Income Taxes
Recent Tax Legislation
The Tax Cuts and Jobs Act (2017 Act) was enacted into law on December 22, 2017 and significantly changes existing U.S. tax law. The 2017 Act adopts a territorial tax system, imposes a mandatory one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, and reduces the U.S. federal statutory tax rate from 35% to 21%. The reduction in the U.S. federal statutory tax rate is effective on January 1, 2018 which requires the Company to use a blended tax rate for fiscal 2018. Our blended tax rate is 23.34% for fiscal 2018 and is calculated by applying a pro-rated percentage based on the number of days in our fiscal 2018 before and after the January 1, 2018 effective date. For fiscal 2019 and subsequent years, the Company will utilize the enacted U.S. federal statutory tax rate of 21%.
The 2017 Act includes several provisions that are effective for our fiscal 2019: (i) tax on global intangible low-taxed income (GILTI) of foreign subsidiaries, (ii) tax on certain payments between a U.S. Corporation and its foreign subsidiaries referred to as the base erosion and anti-abuse tax (BEAT), (iii) limitation on the tax deduction for interest payments, and (iv) expanded limitation on the tax deduction for compensation paid to certain executives.
The 2017 Act is effective in the first quarter of fiscal 2018. As of January 31, 2018, we have not completed our accounting for the tax effects of the enactment of the 2017 Act. Consistent with SEC guidance, we recorded a provisional tax expense in our financial statements based on reasonable estimates of the tax effects of the 2017 Act. The provisional tax expense is subject to revisions as we gather and prepare additional information to complete our analysis of the 2017 Act, and interpret additional guidance issued by the FASB, Internal Revenue Service and U.S. Treasury Department. The provisional tax expense will be finalized during the measurement period, which should not extend beyond one year from the enactment date, and could be materially different than our provisional tax expense. The provisional tax expense is described in more detail below.
The Company recorded a $177.9 million provisional tax expense for the mandatory deemed repatriation of deferred foreign earnings and plans to pay the applicable amounts over eight years. The 2017 Act requires us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining deferred foreign income. We have not completed our analysis of the transition tax because we are still gathering information and analyzing the earnings and profits, and foreign tax credits which are critical inputs to the calculation. Estimates have been used for fiscal 2017 and part of fiscal 2018 because tax returns have not been filed for those years.
The Company recorded a provisional tax expense of $13.2 million to record changes to the deferred taxes resulting from the U.S. federal rate decreasing from 35% to 21%. The amount is calculated using the applicable tax rates in the years in which the deferred tax assets and liabilities are expected to reverse. The Company is still analyzing certain aspects of the 2017 Act and refining the calculations, which could affect the measurement of the deferred taxes or give rise to new deferred tax amounts. The re-measurement of deferred taxes included in our financial statements will be subject to further revisions if our current estimates vary from our actual future operating results.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Due to the changes in the 2017 Act, we are reviewing our prior assertion that earnings from our foreign subsidiaries are indefinitely reinvested. For purposes of recording the provisional tax expense this quarter, we are no longer asserting that earnings from our foreign subsidiaries are indefinitely reinvested. Accordingly, we have recorded provisional estimates relating to additional state income taxes of $8.1 million and withholding taxes of $2.8 million relating to the unremitted foreign earnings. We have not completed our analysis because we are still gathering additional information to quantify the impact to the individual states and to quantify the withholding taxes that would be owed when future dividends are paid to the U.S. As the Company completes its analysis appropriate changes will be made to the financial statements within the measurement period.
The 2017 Act imposes a new tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries referred to as GILTI. The 2017 Act also imposes a new tax on certain payments between a U.S. Corporation and its foreign subsidiaries referred to as BEAT. These new provisions are effective for fiscal 2019. Due to the complexity of the new GILTI and BEAT tax rules, we are continuing to evaluate these new provisions and the application of GAAP. With respect to GILTI, the Company has not progressed sufficiently in its analysis and has not made an accounting policy election to treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into the measurement of our deferred taxes. The Company will continue its evaluation and make a policy election within the measurement period.
The 2017 Act limits the future deductions relating to interest expense and certain executive compensation. These provisions are generally effective for the Company in fiscal 2019. Pursuant to transition rules provided in the 2017 Act relating to the deduction for executive compensation, companies will be allowed tax deductions for performance based plans in existence on or before November 2, 2017 and not materially modified after that date. Based on our current interpretation of the transition rules, we believe the Company will be able to deduct the executive compensation relating to those plans. Therefore, we have not recorded any provisional tax expense this quarter. As additional guidance, to clarify the transition rules, is provided by the tax authorities we will make appropriate changes within the measurement period.
Effective Tax Rate
Cooper's effective tax rates were 263.7% and 5.4% for the first quarters of fiscal 2018 and 2017, respectively. The increase in our effective tax rate for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to the charge of $202.0 million related to the 2017 Act. Our effective tax rate for the first quarter of fiscal 2018 was higher than the U.S. Statutory rate because of the discrete tax expense relating to the 2017 Act, which was partially offset by a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation. Our effective tax rate for the first quarter of fiscal 2017 was lower than the U.S. Statutory rate primarily because of a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation.

We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of January 31, 2018 and October 31, 2017, Cooper had unrecognized tax benefits of $61.9 million and $59.9 million respectively. The increase is primarily related to current period transfer pricing. It is our policy to recognize interest and penalties directly related to income taxes as additional income tax expense. It is reasonably possible that $6.1 million of unrecognized tax benefits could be settled during the next twelve months.
The Company is subject to United States Federal income tax examinations for fiscal 2015 through 2017. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2013 through 2017.
The United Kingdom tax authorities (U.K. Tax Authorities) enacted a Diverted Profits Tax (DPT) as of April 1, 2015 on profits of multinationals that they deemed artificially diverted from the United Kingdom. The tax rate is 25%. DPT is intended to apply in two situations; (a) where a foreign company has artificially avoided having a taxable presence in the United Kingdom and (b) where a group adopts a structure which lacks economic substance in order to divert profits from the United Kingdom.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

In fiscal 2017, The U.K. Tax Authorities began an inquiry regarding the application of the DPT for 2015. We believe that the transactions in question were at arm’s length with no intention to divert profit from the United Kingdom and therefore are outside the intended reach of the DPT.

On December 20, 2017, the U.K. Tax Authorities issued a DPT charging notice of approximately GBP 31.0 million with respect to the transfer out of the United Kingdom of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd. Although the taxes were paid on the transfer, the UK Tax Authorities are challenging the value assigned to such property. We intend to contest the charging notice vigorously. The process for resolving such a notice can be lengthy and could involve litigation. The company is cooperating with the U.K. Tax Authorities to resolve this issue. The outcome of this matter cannot be predicted with certainty and may have an adverse impact on our financial condition and results.
Note 7. (Loss) Earnings Per Share

Three Months Ended January 31,
(In millions, except per share amounts)	2018	2017
Net (loss) income attributable to Cooper stockholders	$(122.5)	$75.8
Basic:
Weighted average common shares	48.9	48.8
Basic (loss) earnings per common share attributable to Cooper stockholders	$(2.50)	$1.55
Diluted:
Weighted average common shares	48.9	48.8
Effect of potential dilutive common shares	—	0.6
Diluted weighted average common shares*	48.9	49.4
Diluted (loss) earnings per common share attributable to Cooper stockholders	$(2.50)	$1.53
*The number of diluted weighted average common shares used to calculate fiscal 2018 diluted loss per share excludes all potentially dilutive instruments because they would be antidilutive due to the net loss position.

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted (loss) earnings per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2018	2017
Number of stock option shares excluded	1,202	239
Range of exercise prices	$15.83-$229.66	$162.28-$175.31
Numbers of restricted stock units excluded	546	—
Note 8. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2017. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Three Months Ended January 31,
(In millions)	2018	2017
Selling, general and administrative expense	$10.7	$9.6
Cost of sales	1.3	1.2
Research and development expense	0.7	0.4
Total share-based compensation expense	$12.7	$11.2
Related income tax benefit	$2.5	$3.3
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $1.3 million during the three months ended January 31, 2018, and $1.2 million during the three months ended January 31, 2017.
Note 9. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
Balance at October 31, 2016	$(461.4)	$(28.2)	$(489.6)
Gross change in value during the year ended October 31, 2017	107.7	10.8	118.5
Tax effect for the period	—	(4.2)	(4.2)
Balance at October 31, 2017	$(353.7)	$(21.6)	$(375.3)
Gross change in value during the three months ended January 31, 2018	102.3	—	102.3
Balance at January 31, 2018	$(251.4)	$(21.6)	$(273.0)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. We did not repurchase shares in the first quarter of fiscal 2018 and in fiscal 2017. At January 31, 2018, $563.5 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share on February 9, 2018, to stockholders of record on January 23, 2018.

Note 10. Fair Value Measurements
At January 31, 2018 and October 31, 2017, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.
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
We believe that the balances of our revolving credit agreement and term loans approximated their fair values at January 31, 2018 and October 31, 2017 and are categorized as Level 2 of the fair value hierarchy. The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of January 31, 2018 and October 31, 2017.
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
Our results of operations for the three months ended January 31, 2018 and 2017, reflect the following components of net periodic pension costs:

Three Months Ended January 31,
(In millions)	2018	2017
Service cost	$2.7	$2.5
Interest cost	1.3	1.1
Expected return on plan assets	(2.3)	(1.8)
Recognized net actuarial loss	0.4	0.7
Net periodic pension cost	$2.1	$2.5

We did not contribute to the Plan in the first quarter of fiscal 2018, and expect to contribute $10.0 million during the remainder of fiscal 2018. We did not contribute to the Plan in the first quarter of fiscal 2017. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

Note 12. Contingencies

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision. The Company recorded a settlement accrual of $3.0 million in the third quarter fiscal ended July 31, 2017. The settlement remains subject to Court approval.

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company does not believe that the ultimate resolution of these proceedings or claims pending against it could have a material adverse effect on its financial condition or results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other

During fiscal 2017, the UK Tax Authorities began an inquiry regarding our application of DPT in fiscal 2015. We believe that the transactions in question were at arm’s length with no intention to divert profit from the UK and therefore are outside the intended reach of the Diverted Profit Tax.
On December 20, 2017, the U.K. Tax Authorities issued a DPT charging notice of approximately GBP 31.0 million with respect to the transfer out of the United Kingdom of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd. Although taxes were paid on the transfer, the UK Tax Authorities are challenging the value assigned to such property. We intend to contest the charging notice vigorously. The process for resolving such a notice can be lengthy and could involve litigation. The DPT legislation provides a one year review period, however, it requires prepayment of the charging notice to be made within 30 days of its issuance. As required, the payment of GBP 31.0 million was made on January 19, 2018. The company continues to cooperate with the U.K. Tax Authorities to resolve this issue. The outcome of this matter cannot be predicted with certainty and may have an adverse impact on our financial condition and results.
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
Total assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

Three Months Ended January 31,
(In millions)	2018	2017
CooperVision net sales by category:
Toric lens	$137.8	$120.7
Multifocal lens	46.9	42.4
Single-use sphere lens	116.3	99.5
Non single-use sphere and other	143.8	126.7
Total CooperVision net sales	444.8	389.3
CooperSurgical net sales	145.2	109.8
Total net sales	$590.0	$499.1
Operating income (loss):
CooperVision	$112.3	$87.3
CooperSurgical	(9.3)	16.4
Corporate	(12.8)	(13.0)
Total operating income	90.2	90.7
Interest expense	18.4	7.3
Other (income) expense, net	(3.0)	3.3
Income before income taxes	$74.8	$80.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	January 31, 2018	October 31, 2017
Total assets:
CooperVision	$3,826.7	$3,562.6
CooperSurgical	2,260.2	1,107.5
Corporate	181.7	188.6
Total	$6,268.6	$4,858.7
Geographic information:

Three Months Ended January 31,
(In millions)	2018	2017
Net sales to external customers by country of domicile:
United States	$261.5	$224.3
Europe	203.8	168.3
Rest of world	124.7	106.5
Total	$590.0	$499.1

(In millions)	January 31, 2018	October 31, 2017
Net property, plant and equipment by country of domicile:
United States	$484.2	$472.8
Europe	368.3	352.3
Rest of world	99.5	85.0
Total	$952.0	$910.1

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

•
Our existing indebtedness and associated interest expense, most of which is variable and impacted by rate increases, which could adversely affect our financial health or limit our ability to borrow additional funds.

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

•
Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of third party information, such as HIPAA in the U.S. and the pending General Data Protection Regulation requirements which are to take effect in Europe on May 25, 2018, including but not limited to those resulting from data security breaches.

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

•	Reduced sales, loss of customers and costs and expenses related to product recalls and warning letters.

•	Failure to receive, or delays in receiving, U.S. or foreign regulatory approvals for products.

•	Failure of our customers and end users to obtain adequate coverage and reimbursement from third party payors for our products and services.

•	The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill and idle manufacturing facilities and equipment.

•	The success of our research and development activities and other start-up projects.

•	Dilution to earnings per share from acquisitions or issuing stock.

•	Changes in accounting principles or estimates.

•	Environmental risks.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the first quarter of fiscal 2018 ended January 31, 2018, and compare them with the same periods of fiscal 2017. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
First Quarter Highlights

•	Net sales of $590.0 million, up 18% from $499.1 million. CooperVision net sales up 14% to $444.8 million. CooperSurgical net sales up 32% to $145.2 million

•	Gross profit $370.9 million, up 19% from $312.4 million. Gross margin 63%, same as prior year period.

•	Operating income $90.2 million, down 1% from $90.7 million.

•	Diluted (loss) earnings per share of ($2.50) per share, down from $1.53 per share in prior year period.

•	Cash provided by operations $26.2 million, compared to $108.4 million in the prior year period.
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
CooperVision - We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
On January 4, 2018, CooperVision acquired Blueyes, a long-standing distribution partner, with a leading position in the distribution of contact lenses to the Optical and Pharmacy sector in Israel. On December 1, 2017, CooperVision acquired Paragon Vision Sciences, a leading provider of orthokeratology (ortho-k) specialty contact lenses and oxygen permeable rigid contact lens materials. In fiscal 2017, CooperVision acquired Procornea, a Netherlands based manufacturer of specialty contact lenses, which expands CooperVision's access to myopia (nearsightedness) management markets with new products; and Grand Vista LLC, a distributor in Russia of soft contact lenses.
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
CooperSurgical - Our CooperSurgical business competes in the general health care market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

diagnostics and contraception. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. CooperSurgical product sales are categorized based on the point of health care delivery including products used in medical office and surgical procedures primarily by obstetricians and gynecologists (ob/gyns) that represented 61% of CooperSurgical's net sales in the first quarter of fiscal 2018 compared to 48% in the prior year. CooperSurgical's remaining sales are specialized products and services that largely target the in vitro fertilization (IVF) process used in fertility that now represent 39% of CooperSurgical's net sales from 52% in the prior year. This change in product mix was primarily attributable to recent acquisitions discussed below.
We have continued to invest in CooperSurgical's business through the acquisition of companies and product lines for new or complementary products and services.

On November 1, 2017, CooperSurgical acquired the assets of the PARAGARD Intrauterine Device (IUD) business (PARAGARD) from Teva Pharmaceuticals Industries Limited (Teva) for $1.1 billion. We acquired PARAGARD as the product broadens and strengthens CooperSurgical's current women's health product portfolio. PARAGARD is the only non-hormonal, long lasting, reversible contraceptive option approved by FDA available in the United States. IUDs represent a large and growing segment of the contraceptive market and this acquisition allows CooperSurgical to accelerate growth providing opportunities for operational synergies. In connection with the acquisition, we entered into a new five-year, $1.425 billion, senior unsecured term loan agreement by and among the Company, the lenders party thereto and DNB Bank, as administrative agent. We used part of the facility to fund the acquisition of PARAGARD and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement.
In fiscal 2017, CooperSurgical acquired Wallace, the IVF segment of Smiths Medical International Ltd. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of women's health, fertility and diagnostics.

Capital Resources - At January 31, 2018, we had $91.7 million in cash, primarily held outside the United States, and $874.7 million available under our syndicated revolving credit agreement. The $830.0 million term loan entered on March 1, 2016 and $1.425 billion term loan entered on November 1, 2017 remained outstanding at January 31, 2018.

On March 1, 2016, we entered into a syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent (2016 Credit Agreement). This agreement, maturing on March 1, 2021, replaced our previous revolving credit agreement, entered into on January 12, 2011 and provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. On November 1, 2017, we entered into a syndicated Term Loan Agreement with DNB Bank as administrative agent (2017 Term Loan Agreement). We used funds from the 2017 Term Loan Agreement to fund the acquisition of PARAGARD, to repay outstanding amounts under the 2016 Credit Agreement, and for general corporate purposes. See Note 5. Debt for additional information.

The Company believes that current cash, cash equivalents, restricted cash, and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of these financial statements. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Percentage of Sales		2018 vs 2017 % Change
Three Months Ended January 31,	2018	2017
Net sales	100%	100%	18%
Cost of sales	37%	37%	17%
Gross profit	63%	63%	19%
Selling, general and administrative expense	38%	38%	20%
Research and development expense	3%	3%	16%
Amortization of intangibles	6%	3%	116%
Operating income	15%	18%	(1)%
Net Sales
Our two business units, CooperVision and CooperSurgical, generate all of our sales. Our consolidated net sales grew by $90.9 million or 18%, in the three months ended January 31, 2018.

Three Months Ended January 31,
($ in millions)	2018	2017	2018 vs 2017 % Change
CooperVision	$444.8	$389.3	14%
CooperSurgical	145.2	109.8	32%
	$590.0	$499.1	18%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Category

Three Months Ended January 31,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
Toric	$137.8	31%	$120.7	31%	14%
Multifocal	46.9	11%	42.4	11%	11%
Single-use spheres	116.3	26%	99.5	26%	17%
Non single-use sphere, other	143.8	32%	126.7	32%	14%
	$444.8	100%	$389.3	100%	14%

In the first quarter of fiscal 2018, CooperVision's toric and multifocal lenses grew largely through the success of our Biofinity, clariti and MyDay portfolios, offset by declines in older hydrogel products. Single-use sphere lenses growth was largely attributed to clariti and MyDay lenses offset by declines in older hydrogel products. Non single-use spheres grew largely on sales of Biofinity offset by declines in older hydrogel products. The term "other" products primarily includes lens care, representing approximately 3% of net sales in first quarter of fiscal 2018. Total silicone hydrogel products, including clariti, Biofinity, Avaira and MyDay grew 22% in first quarter of fiscal 2018, representing 67% of net sales compared to 63% in the prior fiscal year.

CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Three Months Ended January 31,
($ in millions)	2018	2017	2018 vs 2017 % Change
Americas	$169.1	$163.0	4%
EMEA	177.9	144.9	23%
Asia Pacific	97.8	81.4	20%
	$444.8	$389.3	14%
CooperVision's first quarter of fiscal 2018 net sales growth includes foreign exchange rate fluctuations positively impacting net sales by $20.4 million. Americas net sales growth was primarily due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay, partially offset by a decrease in sales of older hydrogel lens products. EMEA net sales growth was largely due to market gains of silicone hydrogel contact lenses including Biofinity, clariti and MyDay, offset by a decrease in sales of older hydrogel products. Net sales in the Asia Pacific region grew on market gains of silicone hydrogel and hydrogel lenses, including Biofinity, clariti and MyDay.
CooperVision’s net sales growth was driven primarily by increases in the volume of lenses sold, including recently introduced silicone hydrogel products. While unit growth and product mix have influenced CooperVision’s net sales, average realized prices by product have not materially influenced sales growth.
CooperSurgical Net Sales
CooperSurgical supplies the family health care market with a diversified portfolio of products and services for use in surgical and other medical procedures that are performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and in the medical office. Fertility offerings include highly specialized products and services that target the IVF process with a goal to make fertility treatment safer, more efficient and convenient.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended January 31,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
Fertility	$57.0	39%	$56.8	52%	—%
Office and surgical products	88.2	61%	53.0	48%	66%
	$145.2	100%	$109.8	100%	32%

CooperSurgical’s net sales grew by 32% in first quarter of fiscal 2018 compared to prior year period, primarily due to the acquisition of the PARAGARD IUD. Net sales in fertility product line remained flat compared to the prior year as the growth of fertility solutions including media products was offset by a decline in genetic testing revenue. The net sales of medical office and surgical procedures increased compared to prior year due to continued growth in recently acquired products primarily PARAGARD. Further, unit growth and product mix positively influenced sales growth.

Cost of Sales/Gross Profit

Gross Profit Percentage of Net Sales
Three Months Ended January 31,	2018	2017
CooperVision	66%	63%
CooperSurgical	54%	61%
Consolidated	63%	63%
CooperVision's increase in gross margin in first quarter of fiscal 2018 compared to fiscal 2017 was primarily due to the increase in sales of higher margin products including Biofinity and favorable currency impact to CooperVision's revenue and cost of sales primarily led by the weakening of the Euro and British pound compared to the United States dollar. CooperVision's cost of sales included $5.6 million from primarily incremental costs associated with the impact of Hurricane Maria on our Puerto Rico manufacturing facility and other manufacturing related costs.
CooperSurgical's gross margin was positively impacted by the inclusion of the higher gross margin PARAGARD IUD product, offset by $5.1 million of integration costs and $16.9 million of inventory step-up relating to the PARAGARD acquisition, resulting in a decrease of gross margin in the first quarter of fiscal 2018 compared to fiscal 2017.
Selling, General and Administrative Expense (SGA)

Three Months Ended January 31,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$157.9	36%	$137.4	35%	15%
CooperSurgical	55.2	38%	38.2	35%	44%
Corporate	12.8	-	13.0	-	(2)%
	$225.9	38%	$188.6	38%	20%
The increase in CooperVision's SGA in first quarter of fiscal 2018 compared to fiscal 2017 in absolute dollars and as a percentage of sales was due to investments to support our long term objectives, including increased headcount in sales, marketing and G&A, investments in information technology and higher distribution expenses to support revenue growth. CooperVision's SGA in first quarter of fiscal 2018 included $2.5 million of third party consulting costs, acquisition and integration costs.
The increase in CooperSurgical's SGA in first quarter of fiscal 2018 compared to fiscal 2017 in absolute dollars was primarily due to addition of PARAGARD marketing expenses and sales headcount investment to support growth. CooperSurgical's SGA included $6.2 million of legal costs, professional fees and acquisition and integration expenses of acquired companies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The decrease in Corporate SGA in first quarter of fiscal 2018 compared to fiscal 2017 was primarily due to timing of some corporate projects.
Research and Development Expense (R&D)

Three Months Ended January 31,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$12.2	3%	$11.3	3%	9%
CooperSurgical	6.6	5%	5.0	5%	32%
	$18.8	3%	$16.3	3%	16%
CooperVision's research and development (R&D) increased in first quarter of fiscal 2018 compared to fiscal 2017 mainly due to increased costs from acquisitions and increase in headcount. As a percentage of sales, R&D expense remained flat. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing improvements.
The increase in CooperSurgical's R&D in first quarter of fiscal 2018 compared to 2017 was primarily due to increased activity to bring newly acquired products to market, increased investment in projects to develop new products and the upgrade of existing products. As a percentage of sales, R&D expense remained flat. CooperSurgical's R&D activities include in vitro fertilization product development and the design and upgrade of surgical procedure devices.
Amortization Expense

Three Months Ended January 31,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$10.5	2%	$8.9	2%	18%
CooperSurgical	25.5	18%	7.9	7%	226%
	$36.0	6%	$16.8	3%	116%
The increase in amortization expense in the first quarter of fiscal 2018 compared to 2017 was primarily due to amortization of intangible assets acquired in recent acquisitions primarily PARAGARD partially offset by fully amortized intangible assets.

Operating Income

Three Months Ended January 31,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$112.3	25%	$87.3	22%	29%
CooperSurgical	(9.3)	(6)%	16.4	15%	(156)%
Corporate	(12.8)	-	(13.0)	-	2%
	$90.2	15%	$90.7	18%	(1)%
The decrease in consolidated operating income in first quarter of fiscal 2018 compared to fiscal 2017 in absolute dollars and as a percentage of net sales was primarily due to higher operating expenses relating to acquisitions. The increase in CooperVision operating income in first quarter of fiscal 2018 compared to fiscal 2017 was primarily due to the favorable currency impact to revenue and cost of sales, increase in sales and gross margin primarily from higher margin products including Biofinity and lower restructuring and integration costs. The decrease in CooperSurgical operating income in first quarter of fiscal 2018 compared to fiscal 2017 was due to higher operating expenses relating to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

acquisitions, including the PARAGARD inventory step up and amortization of intangibles, and investments to support growth.
Interest Expense

Three Months Ended January 31,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
Interest Expense	$18.4	3%	$7.3	1%	152%

Increase in interest expense in absolute dollars and as a percentage of sales reflect higher average debt balances as a result of debt incurred in connection with acquisitions as well as higher interest rates mainly due to the new $1.425 billion term loan entered into on November 1, 2017 to primarily fund the PARAGARD acquisition.

Other (Income) Expense, Net

Three Months Ended January 31,
($ in millions)	2018	2017
Foreign exchange (gain) loss	$(3.1)	$3.2
Other, net	0.1	0.1
	$(3.0)	$3.3
Foreign exchange (gain) loss is primarily resulting from revaluation and settlement of foreign currencies-denominated balances. Other expense remained flat in first quarter of fiscal 2018 from prior period.
Provision for Income Taxes
Cooper's effective tax rates were 263.7% and 5.4% for the first quarters of fiscal 2018 and 2017, respectively. The increase in our effective tax rate for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to the charge of $202.0 million related to the 2017 Act. Our effective tax rate for the first quarter of fiscal 2018 was higher than the U.S. Statutory rate because of the discrete tax expense relating to the 2017 Act, which was partially offset by a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation. Our effective tax rate for the first quarter of fiscal 2017 was lower than the U.S. Statutory rate primarily because of a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, in December 2017, the SEC provided regulatory guidance for accounting referred to as SAB 118. Under the guidance in SAB 118, the income tax effects, which the accounting under ASC 740 is incomplete, are reported as a provisional amount based on a reasonable estimate. The reasonable estimate is subject to adjustment during a "measurement period", not to exceed one year, until the accounting is complete. The estimate is also subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provision, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of tax returns. The Company has recorded provisional charge for the first quarter of fiscal 2018. In determining this charge, the Company utilized the most recent information and guidance available related to the calculation of the tax liability and the impact to its deferred tax assets and liabilities, including those recorded for foreign local and withholding taxes that the Company assessed as of January 31, 2018. The provisional charge may require further adjustments and changes to the Company’s estimates as new guidance is made available. Revisions to the provisional charge may be material to the Company's financial results.
Share Repurchase
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. We did not repurchase any shares during the first quarter of fiscal 2018. At January 31, 2018, we had remaining authorization to repurchase $563.5 million of our common stock. See the notes to consolidated condensed financial statements for additional information.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Three Months Ended January 31,
($ in millions)	2018	2017
Selling, general and administrative expense	$10.7	$9.6
Cost of sales	1.3	1.2
Research and development expense	0.7	0.4
Total share-based compensation expense	$12.7	$11.2
Related income tax benefit	$2.5	$3.3
We capitalized share-based compensation expense as part of the cost of inventory in the amounts of $1.3 million during the three months ended January 31, 2018, and $1.2 million during the three months ended January 31, 2017.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
First Quarter Highlights

•	Operating cash flow $26.2 million compared to $108.4 million in the first quarter of fiscal 2017

•	Expenditures for purchases of property, plant and equipment $51.4 million compared to $28.7 million in the prior year period

•	Cash payments for acquisitions, $1,193.2 million, compared to $173.4 million in the prior year period
Comparative Statistics

($ in millions)	January 31, 2018	October 31, 2017
Cash and cash equivalents	$91.7	$88.8
Total assets	$6,268.6	$4,858.7
Working capital	$759.8	$557.1
Total debt	$2,402.5	$1,172.7
Stockholders' equity	$3,156.4	$3,175.8
Ratio of debt to equity	0.76:1	0.37:1
Debt as a percentage of total capitalization	43%	27%
Working Capital
The increase in working capital at January 31, 2018 from the end of fiscal 2017 was primarily due to increase in accounts receivable and inventories from PARAGARD acquisition and prepayments made during the period. This was partially offset by the increase in accounts payable and other liabilities.
At January 31, 2018, our inventory months on hand (MOH) were 6.9 compared to 6.5 at October 31, 2017. The $52.2 million increase in inventories was primarily due to increase in finished goods and raw materials to support product launches and production levels and from PARAGARD. Our days sales outstanding (DSO) were 57 days at January 31, 2018, compared to 53 days at October 31, 2017 and 54 days at January 31, 2017.

We have reviewed our needs in the United States and have determined there is sufficient cash to fund working capital without repatriating cash from our foreign subsidiaries. For purposes of recording the provisional tax expense this quarter, we are no longer asserting that earnings from our foreign subsidiaries are indefinitely reinvested. However, the Company has not completed its analysis and will make a final decision within the measurement period. If the Company changes its assertion to not indefinitely reinvest foreign earnings, there will be more flexibility in using the cash from our foreign operations to fund future working capital in the United States.

Operating Cash Flow

Cash provided by operating activities decreased by $82.2 million from $108.4 million during the first quarter of fiscal 2017 to $26.2 million during the first quarter of fiscal 2018. This decrease primarily consists of an increase of $146.7 million in the net cash outflow from changes in operating capital, from $30.3 million during the first quarter of fiscal 2017 to $177.0 million in the first quarter of fiscal 2018, offset by an increase of $67.6 million in the net cash inflow from other non-cash items, from $15.1 million in the first quarter of fiscal 2017 to $82.7 million in the first quarter of fiscal 2018.

The $146.7 million increase from the comparable period in the net cash outflow from changes in operating capital is due to a $121.9 million greater increase in receivables, primarily from PARAGARD, and a $43.6 million greater increase in prepaids and other assets, primarily from a $42.0 million payment to the U.K. tax authorities. The $67.6 million increase from the comparable period in the net cash inflow from other non-cash items is primarily due to a

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

$16.8 million release of a fair value adjustment to inventory acquired from PARAGARD and a $34.4 million adjustment to deferred taxes due to tax reform.

Investing Cash Flow

Cash used in investing activities of $1,244.6 million in the first quarter of fiscal 2018 was driven by capital expenditures of $51.4 million, primarily to increase distribution and manufacturing capacity, and payments of $1,193.2 million related to acquisitions, primarily the acquisition of PARAGARD as discussed in Outlook above and in Note 2. Acquisitions.

Cash used in investing activities of $202.1 million in the first quarter of fiscal 2017 was driven by capital expenditures of $28.7 million, primarily to increase distribution and manufacturing capacity, and payments of $173.4 million related to acquisitions, primarily the acquisition of Wallace in the first quarter of fiscal 2017.

Financing Cash Flow

The changes in cash provided by financing activities primarily relate to borrowings and repayments of debt as well as the effects of share-based compensation awards. Cash provided by financing activities of $1,217.4 million in the first quarter of fiscal 2018 was driven by $1,672.8 million of proceeds from long term debt, partially offset by $445.8 million net repayments of debt and $10.5 million primarily for net taxes paid related to vested share-based compensation awards.

Cash provided by financing activities of $83.5 million in the first quarter of fiscal 2017 was driven by $91.1 million from net borrowings of debt, partially offset by $8.1 million for taxes paid related to vested share-based compensation awards.

The 2017 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2017 Term Loan Agreement, consistent with the 2016 Credit Agreement. As defined, in both the 2017 Term Loan Agreement and the 2016 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00.

At January 31, 2018, we had $874.7 million available under the 2016 Credit Agreement. We are in compliance with our financial covenants including the Interest Coverage Ratio at 19.42 to 1.00 and the Total Leverage Ratio at 2.68 to 1.00 for both the 2017 Term Loan Agreement and the 2016 Credit Agreement.
Estimates and Critical Accounting Policies

Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis on Form 10-K for the fiscal year ended October 31, 2017.

Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 of the Consolidated Financial Statements.
Trademarks

Aquaform®, Avaira®, Avaira Vitality®, Biofinity®, MyDay® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™, FIPS™, and A Quality of Life Company™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. PARAGARD® is a registered trademark of CooperSurgical, Inc.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona and Australian dollar denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. For additional detail, see Item 1A. Risk Factors and Note 1 and Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

On March 1, 2016, we entered into a syndicated Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. The agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. The 2016 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to partially repay our other outstanding term loans and for general corporate purposes. At January 31, 2018, we had $874.7 million available under the revolving credit facility and $830.0 million outstanding under the term loan.

On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a new five-year, $1.425 billion, senior unsecured term loan agreement by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent (2017 Term Loan Agreement) which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement.
If interest rates were to increase or decrease by 1% or 100 basis points, quarterly interest expense would increase or decrease by approximately $6.0 million based on average debt outstanding for the first fiscal quarter of 2018.

See Note 5. Debt for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On November 1, 2017, the Company acquired PARAGARD. Management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the PARAGARD acquisition and assessing when it will complete an evaluation and review of PARAGARD's internal controls over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting that occurred during our first quarter of fiscal 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision. The Company recorded a settlement accrual of $3.0 million in the third quarter fiscal ended July 31, 2017. The settlement remains subject to Court approval.

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company does not believe that the ultimate resolution of these proceedings or claims pending against it could have a material adverse effect on its financial condition or results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.
Item 1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. Except for the risk factors set forth below, there have been no material changes in our risk factors from those previously discussed in our Form 10-K for the fiscal year October 31, 2017.

Tax Reform

On December 22, 2017, the U.S. President signed The Tax Cuts and Jobs Act (“2017 Act”) into law. Consistent with SEC guidance, the Company has made a reasonable estimate of the effects of the 2017 Act and recorded provisional income tax expense of $202.0 million in the financial statements this quarter. Compliance with the 2017 Act may require the collection of information not regularly produced within the Company, the use of estimates in our financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to the 2017 Act, and as we gather more information and perform additional analysis, our results may differ from previous estimates and may materially affect our financial position. For additional information regarding the 2017 Act, see Part 1, Item 1, Note 7, Income Taxes, of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity during the three-month period ended January 31, 2018.

The Share Repurchase Program was approved by the Company’s Board of Directors in December 2011 (2012 Share Repurchase Program). The program as amended in December 2012 and December 2013 provides authorization for a total of $500.0 million. In March 2017, the program was amended and approved by the Company's Board of Directors for an increase of $500.0 million, providing authorization for a total of $1.0 billion. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time.
At January 31, 2018, approximately $563.5 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1
Loan Agreement, dated as of November 1, 2017, among The Cooper Companies, Inc., the lenders party thereto, and DNB Bank ASA, New York Branch, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 1, 2017.

11*	Calculation of (Loss) Earnings Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months periods ended January 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of (Loss) Income for the three months ended January 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended January 31, 2018 and 2017, (iii) Consolidated Condensed Balance Sheets at January 31, 2018 and October 31, 2017, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2018 and 2017 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 7. (Loss) Earnings Per Share to the Consolidated Condensed Financial Statements in this report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 9, 2018	/s/ Albert G. White, III
Albert G. White, III
Executive Vice President, Chief Financial Officer and Chief Strategy Officer (Principal Financial Officer)

Date: March 9, 2018	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President Finance and Tax and Chief Accounting Officer (Principal Accounting Officer)