Form 10-Q
period 2018-04-30
COOPER COMPANIES INC
filed 2018-06-08
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	49,104,101
Class	Outstanding at May 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
Periods Ended April 30,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2018	2017	2018	2017
Net sales	$631.3	$522.4	$1,221.3	$1,021.5
Cost of sales	226.8	178.5	445.9	365.3
Gross profit	404.5	343.9	775.4	656.2
Selling, general and administrative expense	247.9	193.3	473.8	381.9
Research and development expense	20.8	16.8	39.7	33.1
Amortization of intangibles	36.7	16.7	72.7	33.4
Impairment of intangibles	24.4	—	24.4	—
Operating income	74.7	117.1	164.8	207.8
Interest expense	18.7	7.7	37.1	15.0
Other expense (income), net	2.0	(0.1)	(1.1)	3.2
Income before income taxes	54.0	109.5	128.8	189.6
(Benefit) provision for income taxes	(6.9)	4.6	190.4	8.9
Net income (loss) attributable to Cooper stockholders	$60.9	$104.9	$(61.6)	$180.7
Earnings (loss) per share attributable to Cooper stockholders - basic	$1.24	$2.14	$(1.26)	$3.70
Earnings (loss) per share attributable to Cooper stockholders - diluted	$1.23	$2.12	$(1.26)	$3.65
Number of shares used to compute earnings (loss) per share:
Basic	49.1	49.0	49.0	48.9
Diluted	49.6	49.5	49.0	49.5
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended April 30,
(In millions)
(Unaudited)

	Three Months		Six Months
	2018	2017	2018	2017
Net income (loss)	60.9	104.9	(61.6)	180.7
Other comprehensive (loss) income:
Foreign currency translation adjustment	(43.0)	38.3	59.3	66.5
Comprehensive income (loss) attributable to Cooper stockholders	$17.9	$143.2	$(2.3)	$247.2
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	April 30, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$164.9	$88.8
Trade accounts receivable, net of allowance for doubtful accounts of $15.0 at April 30, 2018 and $10.8 at October 31, 2017	432.6	316.6
Inventories	504.8	454.1
Prepaid expense and other current assets	170.1	93.7
Total current assets	1,272.4	953.2
Property, plant and equipment, at cost	1,887.3	1,757.5
Less: accumulated depreciation and amortization	920.8	847.4
	966.5	910.1
Goodwill	2,461.1	2,354.8
Other intangibles, net	1,602.0	504.7
Deferred tax assets	36.7	60.3
Other assets	75.7	75.6
	$6,414.4	$4,858.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$41.3	$23.4
Accounts payable	153.8	142.1
Employee compensation and benefits	77.6	84.1
Other current liabilities	187.7	146.5
Total current liabilities	460.4	396.1
Long-term debt	2,442.4	1,149.3
Deferred tax liabilities	38.0	38.8
Long-term tax payable	176.4	—
Accrued pension liability and other	109.2	98.7
Total liabilities	3,226.4	1,682.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 52.7 at April 30, 2018 and 52.4 at October 31, 2017	5.3	5.2
Additional paid-in capital	1,542.5	1,526.7
Accumulated other comprehensive loss	(316.0)	(375.3)
Retained earnings	2,371.2	2,434.2
Treasury stock at cost: 3.6 shares at April 30, 2018 and 3.6 shares at October 31, 2017	(415.1)	(415.1)
Noncontrolling interests	0.1	0.1
Stockholders’ equity	3,188.0	3,175.8
	$6,414.4	$4,858.7
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions)
(Unaudited)

	2018	2017
Cash flows from operating activities:
Net (loss) income	$(61.6)	$180.7
Depreciation and amortization	135.6	94.0
Impairment of intangibles	24.4	—
Increase in operating capital	(187.6)	(59.5)
Other non-cash items	286.3	24.9
Net cash provided by operating activities	197.1	240.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(97.9)	(57.3)
Acquisitions of assets and businesses, net of cash acquired, and other	(1,320.7)	(173.8)
Net cash used in investing activities	(1,418.6)	(231.1)
Cash flows from financing activities:
Proceeds from long-term debt	1,946.1	619.0
Repayments of long-term debt	(650.1)	(374.0)
Net proceeds (repayments) from short-term debt	16.4	(192.4)
Repurchase of common stock	—	(29.5)
Net payments related to share-based compensation awards	(10.5)	(10.0)
Dividends on common stock	(1.5)	(1.5)
Debt acquisition costs	(3.9)	—
Payment of contingent consideration	(0.2)	(3.7)
Proceeds from construction allowance	—	2.1
Net cash provided by financing activities	1,296.3	10.0
Effect of exchange rate changes on cash and cash equivalents	1.3	1.5
Net increase in cash and cash equivalents	76.1	20.5
Cash and cash equivalents - beginning of period	88.8	100.8
Cash and cash equivalents - end of period	$164.9	$121.3

See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1. General

The accompanying unaudited interim consolidated condensed financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Cooper Companies, Inc and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. Readers should not assume that the results reported here either indicate or guarantee future performance.
Accounting Pronouncements Issued Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 and requires certain disclosures regarding stranded tax effects in accumulated other comprehensive income (loss). This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted during interim or annual periods. We are currently evaluating the impact of ASU 2018-02 which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2019.

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is presented in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below income from operations. ASU 2017-07 is effective for the Company in fiscal year and interim periods beginning on November 1, 2019, and is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. ASU 2016-18 will be effective for the Company in fiscal year and interim periods beginning on November 1, 2019, and is not expected to have a significant impact on the Company's Consolidated Statements of Cash Flows.

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

We have been monitoring the activity of the FASB and the Transition Resource Group as it relates to specific industry interpretive guidance and further overall interpretations and clarifications. In fiscal year 2017, we began our plan on adoption of ASU 2014-09. Our plan entails activities such as reviewing significant revenue streams (and related costs) and representative contracts to determine the potential changes to existing accounting policies, completion of an accounting guidance gap analysis, and identifying and addressing the impact that ASU 2014-09 will have on business processes, systems and internal controls to support the recognition and disclosure requirements. We are currently in the process of finalizing our accounting gap analysis and monitoring any changes in contracts that may occur prior to our planned adoption on November 1, 2018.
We are currently evaluating the full impact of ASU 2014-09 and related amendments on our consolidated financial statements and related disclosures. Currently, we have not identified any material expected changes due to the adoption of ASU 2014-09 on the Company’s consolidated financial statements. We plan to adopt ASU 2014-09, in our fiscal year and interim periods beginning on November 1, 2018 and we currently expect to apply the modified retrospective transition method. This would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the ASU 2014-09 to contracts in process as of the adoption date. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company would include additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during our fiscal year 2019, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
Accounting Pronouncements Recently Adopted

In January 2018, the Company adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. generally accepted accounting principles (GAAP) to reflect the SEC interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act of 2017 was signed into law. Additional information regarding the adoption of this standard is contained in Note 6. Income Taxes.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 2. Acquisitions
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during fiscal 2018 and 2017:

(In millions)	April 30, 2018	October 31, 2017
Technology	—	71.7
Customer relationships	23.5	43.1
Trademarks	100.0	7.1
Composite intangible asset	1,061.9	—
Other	4.2	—
Total identifiable intangible assets	1,189.6	121.9
Goodwill	67.8	123.1
Net tangible assets (liabilities)	62.4	(4.8)
Total purchase price	1,319.8	240.2
All the acquisitions were paid in cash and funded by our debt borrowings.
For assets acquisition, we recorded the tangible and intangible assets acquired and liabilities assumed at their estimated and relative fair values as of the applicable date of acquisition. For business acquisition, we recorded the tangible and intangible assets acquired and liabilities assumed at their fair values as of the applicable date of acquisition.

We believe these acquisitions strengthen CooperSurgical's and CooperVision's businesses through the addition of new or complementary products and services.
Fiscal Year 2018

PARAGARD
On November 1, 2017, CooperSurgical acquired the assets of the PARAGARD Intrauterine Device (IUD) business (PARAGARD) from Teva Pharmaceuticals Industries Limited (Teva) for $1.1 billion.

This asset acquisition broadens and strengthens CooperSurgical's current product portfolio. PARAGARD® is the only hormone-free, long lasting, reversible contraceptive approved by the United States Food and Drug Administration (FDA) available in the United States.

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
As PARAGARD was considered an asset purchase as opposed to a business acquisition in accordance with the guidance under FASB ASC 805, Business Combinations, and ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the Company has not included proforma financial information which is applicable for a business acquisition.
Other Acquisitions
On April 3, 2018, CooperSurgical completed the acquisition of The LifeGlobal Group (LifeGlobal). LifeGlobal was a privately held company that specializes primarily in IVF media. LifeGlobal’s product categories include media products as well as IVF laboratory air filtration products and dishware. The purchase price allocation is preliminary and we are in the process of finalizing information related to assets, liabilities and the corresponding impact on goodwill.
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
On January 4, 2018, CooperVision acquired Blueyes Ltd, a long-standing distribution partner, with a leading position in the distribution of contact lenses to the Optical and Pharmacy sector in Israel. The purchase price allocation is preliminary and we are in the process of finalizing information related to assets, liabilities and the corresponding impact on goodwill.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

On June 30, 2017, CooperVision completed the acquisition of Grand Vista LLC, a long-standing distribution partner in Russia. Grand Vista LLC is engaged in contact lens and contact lens solutions and lens care product distribution business in Russia. We have completed the purchase price allocation for this acquisition.

On November 4, 2016, CooperSurgical completed the acquisition of Wallace, the in vitro fertilization (IVF) segment of Smiths Medical International, Ltd., a division of Smiths Group plc. Wallace manufactures a range of IVF and ob/gyn products. We have completed the purchase price allocation for this acquisition.

Note 3. Inventories

(In millions)	April 30, 2018	October 31, 2017
Raw materials	$113.0	$107.0
Work-in-process	13.8	13.3
Finished goods	378.0	333.8
	$504.8	$454.1
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 4. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2016	$1,646.4	$518.3	$2,164.7
Net additions during the year ended October 31, 2017	28.6	94.4	123.0
Translation	60.7	6.4	67.1
Balance at October 31, 2017	1,735.7	619.1	2,354.8
Net additions during the six months ended April 30, 2018	36.8	31.6	68.4
Translation	34.1	3.8	37.9
Balance at April 30, 2018	$1,806.6	$654.5	$2,461.1

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

Other Intangible Assets

	April 30, 2018		October 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period (In years)

Trademarks	$140.5	$11.9	$44.5	$10.3	17
Composite intangible asset	1,061.9	35.4	—	—	15
Technology	407.9	186.5	428.8	173.2	11
Customer relationships	359.4	158.5	335.5	145.3	13
License and distribution rights and other	75.3	50.7	69.2	44.5	9
	2,045.0	$443.0	878.0	$373.3	14
Less: accumulated amortization and translation	443.0		373.3
Other intangible assets, net	$1,602.0		$504.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The estimation of amortization expenses for fiscal 2018 to 2022 for our existing other intangible assets at April 30, 2018, are as follows:

Fiscal year	(In millions)
2018	$145.4
2019	$143.3
2020	$133.0
2021	$131.6
2022	$129.5
In the second quarter of fiscal 2018, CooperSurgical recognized an impairment charge of $24.4 million on the intangible assets acquired from Recombine Inc. as the cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. CooperSurgical acquired Recombine Inc. in fiscal 2016, a clinical genetic testing company specializing in carrier screening. The intangible assets impaired consist of Technology, Trademark and Customer relationships.

Note 5. Debt

(In millions)	April 30, 2018	October 31, 2017
Short-term:
Overdraft and other credit facilities	$41.3	$23.4
Long term:
Credit agreement	$194.0	$323.0
Term loans	2,255.0	830.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(6.8)	(3.9)
	$2,442.4	$1,149.3

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

At April 30, 2018, we had $830.0 million outstanding under the Term Loan and $805.7 million available under the 2016 Revolving Credit Agreement.

The 2016 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2016 Credit Agreement:

•	Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.

•	Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At April 30, 2018, we were in compliance with the Interest Coverage Ratio at 15.68 to 1.00 and the Total Leverage Ratio at 2.67 to 1.00 for both the 2017 Term Loan Agreement and the 2016 Credit Agreement.
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
The 2017 Act is effective in the first quarter of fiscal 2018. As of April 30, 2018, we have not completed our accounting for the tax effects of the enactment of the 2017 Act. Consistent with SEC guidance, we recorded a provisional tax expense in our financial statements for the first quarter ending January 31, 2018, based on reasonable estimates of the tax effects of the 2017 Act. The provisional tax expense is subject to revisions as we gather and prepare additional information to complete our analysis of the 2017 Act, and interpret additional guidance issued by the FASB, Internal

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Revenue Service and U.S. Treasury Department. The provisional tax expense will be finalized during the measurement period, which should not extend beyond one year from the enactment date, and could be materially different than our provisional tax expense. The provisional tax expense is described in more detail below.

During the first quarter, the Company recorded a $177.9 million provisional tax expense for the mandatory deemed repatriation of deferred foreign earnings and plans to pay the applicable amounts over eight years. The 2017 Act requires us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining deferred foreign income. We have not completed our analysis of the transition tax because we are still gathering information and analyzing the earnings and profits, and foreign tax credits which are critical inputs to the calculation. Estimates have been used for fiscal 2017 and part of fiscal 2018 because tax returns have not been filed for those years.
During the first quarter, the Company recorded a provisional tax expense of $13.2 million to record changes to the deferred taxes resulting from the U.S. federal rate decreasing from 35% to 21%. The amount is calculated using the applicable tax rates in the years in which the deferred tax assets and liabilities are expected to reverse. The Company is still analyzing certain aspects of the 2017 Act and refining the calculations, which could affect the measurement of the deferred taxes or give rise to new deferred tax amounts. The re-measurement of deferred taxes included in our financial statements will be subject to further revisions if our current estimates vary from our actual future operating results.
Due to the changes in the 2017 Act, we are reviewing our prior assertion that earnings from our foreign subsidiaries are indefinitely reinvested. For purposes of recording the provisional tax expense in fiscal 2018, we are no longer asserting that earnings from our foreign subsidiaries are indefinitely reinvested. Accordingly, in the first quarter we recorded provisional estimates relating to additional state income taxes of $8.1 million and withholding taxes of $2.8 million relating to the unremitted foreign earnings. We have not completed our analysis because we are still gathering additional information to quantify the impact to the individual states and to quantify the withholding taxes that would be owed when future dividends are paid to the U.S. As the Company completes its analysis appropriate changes will be made to the financial statements within the measurement period.

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
The 2017 Act limits the future deductions relating to interest expense and certain executive compensation. These provisions are generally effective for the Company in fiscal 2019. Pursuant to transition rules provided in the 2017 Act relating to the deduction for executive compensation, companies will be allowed tax deductions for performance based plans in existence on or before November 2, 2017 and not materially modified after that date. Based on our current interpretation of the transition rules, we believe the Company will be able to deduct the executive compensation relating to those plans. Therefore, we have not recorded any provisional tax expense this quarter or prior quarters. As additional guidance, to clarify the transition rules, is provided by the tax authorities we will make appropriate changes within the measurement period.
Effective Tax Rate
The Company's effective tax rates were a benefit of 12.9% and expense of 4.2% for the second quarters of fiscal 2018 and 2017, respectively, and an expense of 147.8% and 4.7% for the first six months of fiscal 2018 and 2017, respectively. The decrease in our effective tax rate for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was due primarily to a reduction in U.S. income related to acquisition and integration activities in CooperSurgical. The increase in our effective tax rate for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to the charge of $202.0 million related to the 2017 Act. Our effective tax rate for the first six

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

months of fiscal 2018 was higher than the U.S. Statutory rate because of the discrete tax expense relating to the 2017 Act, which was partially offset by a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation. Our effective tax rate for the first six months of fiscal 2017 was lower than the U.S. Statutory rate primarily because of a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation.

We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of April 30, 2018 and October 31, 2017, Cooper had unrecognized tax benefits of $63.6 million and $59.9 million respectively. The increase is primarily related to current period transfer pricing. It is our policy to recognize interest and penalties directly related to income taxes as additional income tax expense. It is reasonably possible that $6.1 million of unrecognized tax benefits could be settled during the next twelve months.

The Company is subject to United States Federal income tax examinations for fiscal 2015 through 2017 and the Internal Revenue Service has notified the Company that it will audit our U.S. Consolidated Corporation Income Tax Returns for fiscal 2015 and 2016. Cooper remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2013 through 2017.
Diverted Profits Tax (DPT)
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
During fiscal 2017, the U.K. Tax Authorities began an inquiry regarding the application of the DPT in fiscal 2015. We believe that the transactions in question were at arm’s length with no intention to divert profit from the United Kingdom and therefore are outside the intended reach of the DPT.

On December 20, 2017, the U.K. Tax Authorities issued a DPT charging notice of approximately GBP 31.0 million with respect to the transfer out of the United Kingdom of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd. Although taxes were paid on the transfer, the U.K. Tax Authorities are challenging the value assigned to such property. We intend to contest the charging notice vigorously. The process for resolving such a notice can be lengthy and could involve litigation. The DPT legislation provides a one year review period, however, it requires prepayment of the charging notice to be made within 30 days of its issuance. As required, the payment of GBP 31.0 million was made on January 19, 2018. The company continues to cooperate with the U.K. Tax Authorities to resolve this issue. The outcome of this matter cannot be predicted with certainty and may have an adverse impact on our financial condition and results.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 7. Earnings (Loss) Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2018	2017	2018	2017
Net income (loss) attributable to Cooper stockholders	$60.9	$104.9	$(61.6)	$180.7
Basic:
Weighted average common shares	49.1	49.0	49.0	48.9
Basic earnings (loss) per common share attributable to Cooper stockholders	$1.24	$2.14	$(1.26)	$3.70
Diluted:
Weighted average common shares	49.1	49.0	49.0	48.9
Effect of potential dilutive common shares	0.5	0.5	—	0.6
Diluted weighted average common shares*	49.6	49.5	49.0	49.5
Diluted earnings (loss) per common share attributable to Cooper stockholders	$1.23	$2.12	$(1.26)	$3.65
*The number of diluted weighted average common shares used to calculate fiscal 2018 six months diluted loss per share excludes all potentially dilutive instruments because they would be antidilutive due to the net loss position.

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings (loss) per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2018	2017	2018	2017
Number of stock option shares excluded	199	192	1,145	234
Range of exercise prices	$229.66	$175.31	$15.83-$229.66	$162.28-$175.31
Numbers of restricted stock units excluded	81	1	575	1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2017. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Selling, general and administrative expense	$12.8	$7.6	$23.6	$17.2
Cost of sales	0.3	0.8	1.6	2.0
Research and development expense	0.5	0.3	1.1	0.6
Total share-based compensation expense	$13.6	$8.7	$26.3	$19.8
Related income tax benefit	$3.1	$2.6	$5.6	$5.9

Note 9. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
Balance at October 31, 2016	$(461.4)	$(28.2)	$(489.6)
Gross change in value during the year ended October 31, 2017	107.7	10.8	118.5
Tax effect for the period	—	(4.2)	(4.2)
Balance at October 31, 2017	$(353.7)	$(21.6)	$(375.3)
Gross change in value during the six months ended April 30, 2018	59.3	—	59.3
Balance at April 30, 2018	$(294.4)	$(21.6)	$(316.0)
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program. In March 2017, the program was amended and approved by the Company's Board of Directors for an increase of $500.0 million providing authorization for a total of $1.0 billion of the Company’s common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. We did not repurchase shares in the first half of fiscal 2018. During the fiscal year ended October 31, 2017, we repurchased 258 thousand shares of our common stock for $55.0 million. At April 30, 2018, $563.5 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share on February 9, 2018, to stockholders of record on January 23, 2018.

Note 10. Fair Value Measurements
At April 30, 2018 and October 31, 2017, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

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
We believe that the balances of our revolving credit agreement and term loans approximated their fair values at April 30, 2018 and October 31, 2017 and are categorized as Level 2 of the fair value hierarchy. The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts at April 30, 2018 and October 31, 2017.
Nonrecurring fair value measurements
On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the three months ended April 30, 2018, we recorded $24.4 million of impairment charge related to the intangible assets acquired from Recombine Inc. as the cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. The fair value of these intangible assets determined at April 30, 2018 was $0. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds and discounted cash flows as of April 30, 2018.

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
Our results of operations for the three and six months ended April 30, 2018 and 2017, reflect the following components of net periodic pension costs:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Service cost	$2.7	$2.5	$5.4	$5.0
Interest cost	1.3	1.1	2.5	2.2
Expected return on plan assets	(2.3)	(1.8)	(4.6)	(3.6)
Recognized net actuarial loss	0.4	0.7	0.8	1.4
Net periodic pension cost	$2.1	$2.5	$4.1	$5.0

We contributed $2.5 million to the Plan in the first half of fiscal 2018, and expect to contribute $7.5 million during the remainder of fiscal 2018. We contributed $2.5 million to the Plan in the first half of fiscal 2017. The expected rate of return on plan assets for determining net periodic pension cost is 8%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 12. Contingencies

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision. The Company recorded a settlement accrual of $3.0 million in the third quarter fiscal ended July 31, 2017. The settlement remains subject to Court approval, and the Court has set a June 19, 2018 hearing date for plaintiffs’ motion for preliminary approval of the settlement.

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

Diverted Profits Tax (DPT)

As discussed in Note 6. Income Taxes, during fiscal 2017, the U.K. Tax Authorities began an inquiry regarding our application of DPT in fiscal 2015. We believe that the transactions in question were at arm’s length with no intention to divert profit from the United Kingdom and therefore are outside the intended reach of the DPT.
On December 20, 2017, the U.K. Tax Authorities issued a DPT charging notice of approximately GBP 31.0 million with respect to the transfer out of the United Kingdom of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd. Although taxes were paid on the transfer, the U.K. Tax Authorities are challenging the value assigned to such property. We intend to contest the charging notice vigorously. The process for resolving such a notice can be lengthy and could involve litigation. The DPT legislation provides a one year review period, however, it requires prepayment of the charging notice to be made within 30 days of its issuance. As required, the payment of GBP 31.0 million was made on January 19, 2018. The Company continues to cooperate with the U.K. Tax Authorities to resolve this issue. The outcome of this matter cannot be predicted with certainty and may have an adverse impact on our financial condition and results.

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
Total assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2018	2017	2018	2017
CooperVision net sales by category:
Toric lens	$150.8	$131.8	$288.6	$252.5
Multifocal lens	49.1	42.9	96.1	85.3
Single-use sphere lens	124.4	104.1	240.7	203.7
Non single-use sphere and other	143.2	129.7	286.9	256.3
Total CooperVision net sales	467.5	408.5	912.3	797.8
CooperSurgical net sales	163.8	113.9	309.0	223.7
Total net sales	$631.3	$522.4	$1,221.3	$1,021.5
Operating income (loss):
CooperVision	$123.5	$112.1	$235.8	$199.4
CooperSurgical	(29.8)	16.8	(39.2)	33.3
Corporate	(19.0)	(11.8)	(31.8)	(24.9)
Total operating income	74.7	117.1	164.8	207.8
Interest expense	18.7	7.7	37.1	15.0
Other expense (income), net	2.0	(0.1)	(1.1)	3.2
Income before income taxes	$54.0	$109.5	$128.8	$189.6

(In millions)	April 30, 2018	October 31, 2017
Total assets:
CooperVision	$3,812.4	$3,562.6
CooperSurgical	2,334.6	1,107.5
Corporate	267.4	188.6
Total	$6,414.4	$4,858.7
Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2018	2017	2018	2017
Net sales to external customers by country of domicile:
United States	$293.2	$235.3	$554.6	$459.5
Europe	210.4	175.6	413.8	343.9
Rest of world	127.7	111.5	252.9	218.1
Total	$631.3	$522.4	$1,221.3	$1,021.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	April 30, 2018	October 31, 2017
Net property, plant and equipment by country of domicile:
United States	$495.8	$472.8
Europe	363.9	352.3
Rest of world	106.8	85.0
Total	$966.5	$910.1

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

•
Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of third party information, such as HIPAA in the U.S. and the General Data Protection Regulation requirements which took effect in Europe on May 25, 2018, including but not limited to those resulting from data security breaches.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the fiscal second quarter of 2018 ended April 30, 2018, and the six months then ended and compare them with the same periods of fiscal 2017. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.
Second Quarter Highlights

•	Gross profit $404.5 million, up 18% from $343.9 million

•	Operating income $74.7 million, down 36% from $117.1 million, primarily from increase in amortization expenses due to acquisitions and a non-recurring impairment charge

•	Diluted earnings per share of $1.23 per share, negatively impacted by increase in amortization expenses and impairment charge, down from $2.12 per share in prior year period

•	Cash provided by operations $170.8 million, compared to $131.6 million in the prior year period

Six-Month Highlights

•	Gross profit $775.4 million, up 18% from $656.2 million

•	Operating income $164.8 million, down 21% from $207.8 million, primarily from increase in amortization expenses due to acquisitions and a non-recurring impairment charge.

•	Diluted (loss) earnings per share of $(1.26) per share, negatively impacted by charges related to U.S. tax reform, amortization expense and impairment, down from $3.65 per share in prior year period.

•	Cash provided by operations $197.1 million, compared to $240.1 million in the prior year period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, U.S. tax reform, debt concerns, the uncertainty caused by the United Kingdom's intention to withdraw from the European Union, and the trend of consolidation within the health care industry, impact our current performance and continue to represent a risk to our future performance.
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
CooperVision acquired the following entities during the six months ended April 30, 2018:

•	Blueyes in January 2018 - a long-standing distribution partner, with a leading position in the distribution of contact lenses to the Optical and Pharmacy sector in Israel

•	Paragon Vision Sciences in December 2017 - a leading provider of orthokeratology (ortho-k) specialty contact lenses and oxygen permeable rigid contact lens materials
CooperVision acquired the following entities in fiscal 2017:

•	Procornea - a Netherlands based manufacturer of specialty contact lenses, which expands CooperVision's access to myopia (nearsightedness) management markets with new products

•	Grand Vista LLC - a distributor in Russia of soft contact lenses
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
We market these lenses under a number of different brand names, including but not limited to Biofinity®, MyDay®, Avaira® and clariti®. We manufacture CooperVision’s silicone hydrogel Biofinity brand spherical, toric and multifocal contact lenses, Avaira brand spherical and toric lenses and MyDay brand spherical and toric lenses using proprietary Aquaform technology to increase oxygen transmissibility for longer wear. Our silicone hydrogel clariti brand spherical, toric and multifocal contact lenses are available in monthly and single-use modalities. We believe the clariti single-use silicone hydrogel lens products provide a competitive advantage in approved markets as clariti is the only single-use silicone hydrogel lens available in all vision correction categories - spherical, toric and multifocal. We expect increasing aggregate demand for clariti 1day and MyDay products, as well as future single-use products.
CooperSurgical - Our CooperSurgical business competes in the general health care market with a focus on advancing the health of families through a diversified portfolio of products and services focusing on women's health, fertility, diagnostics and contraception. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. CooperSurgical product sales are categorized based on the point of health care delivery including products used in medical office and surgical procedures primarily by obstetricians and gynecologists (ob/gyns) that represented 60% of CooperSurgical's net sales in the second quarter of fiscal 2018 compared to 46% in the prior year. The remaining sales are specialized products and services that mainly target the in vitro fertilization (IVF) process used in fertility including diagnostics testing that represented 40% of CooperSurgical's net sales in the second quarter of fiscal 2018 compared to 54% in the prior year. The change in product mix was primarily attributable to recent acquisitions discussed below, primarily PARAGARD which increased the percentage of revenues of office and surgical products.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical acquired the following during the six months ended April 30, 2018:

•
LifeGlobal Group on April 3, 2018 - a privately held company that specializes primarily in IVF media. LifeGlobal’s product categories include media products as well as IVF laboratory air filtration products and dishware. This acquisition fits CooperSurgical product portfolio and strengthens our fertility media offerings.

•
PARAGARD on November 1, 2017 - CooperSurgical acquired the assets of the PARAGARD Intrauterine Device (IUD) business (PARAGARD) from Teva Pharmaceuticals Industries Limited (Teva) for $1.1 billion. We acquired PARAGARD as the product broadens and strengthens CooperSurgical's current women's health product portfolio. PARAGARD is the only non-hormonal, long lasting, reversible contraceptive option approved by FDA available in the United States. IUDs represent a large and growing segment of the contraceptive market and this acquisition allows CooperSurgical to accelerate growth providing opportunities for operational synergies. In connection with the acquisition, we entered into a new five-year, $1.425 billion, senior unsecured term loan agreement.

In fiscal 2017, CooperSurgical acquired Wallace within Fertility, the IVF segment of Smiths Medical International Ltd. Wallace manufactures a range of IVF and ob/gyn products.

We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of women's health, fertility, diagnostics and contraception.

In the second quarter of fiscal 2018, CooperSurgical recognized an impairment charge of $24.4 million on the intangible assets acquired from Recombine Inc. as the cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. CooperSurgical acquired Recombine Inc. in fiscal 2016, a clinical genetic testing company specializing in carrier screening. In connection with the impairment charge, on June 1, 2018, CooperSurgical announced the exit of the carrier screening business, along with our non-invasive prenatal testing (NIPT) business. Both product lines are categorized in fertility. The Company expects to incur exit and restructuring charges, comprised primarily of compensation and benefits to terminated employees, of approximately $10.0 - $15.0 million. These costs are not accrued as of April 30, 2018, they will be recognized at the point in time as incurred. We expect most of the exit and restructuring activities to be completed by end of the fiscal year 2018. The contribution of net loss from both product lines are not material to the Company's results of operations.

Capital Resources - At April 30, 2018, we had $164.9 million in cash, primarily held outside the United States, and $805.7 million available under our syndicated revolving credit agreement. The $830.0 million term loan entered on March 1, 2016 and $1.425 billion term loan entered on November 1, 2017 remained outstanding at April 30, 2018.

On November 1, 2017, we entered into a $1.425 billion syndicated Term Loan Agreement with DNB Bank as administrative agent (2017 Term Loan Agreement). We used funds from the 2017 Term Loan Agreement to fund the acquisition of PARAGARD, to repay outstanding amounts under the 2016 Credit Agreement, and for general corporate purposes. See Note 5. Debt for additional information. On March 1, 2016, we entered into a syndicated revolving Credit and Term Loan Agreement with Keybank as administrative agent (2016 Credit Agreement). This agreement, maturing on March 1, 2021, provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selected Statistical Information – Percentage of Sales and Growth

	Three Months			Six Months
	Percentage of Sales		2018 vs 2017 % Change	Percentage of Sales		2018 vs 2017 % Change
Periods Ended April 30,	2018	2017		2018	2017
Net sales	100%	100%	21%	100%	100%	20%
Cost of sales	36%	34%	27%	37%	36%	22%
Gross profit	64%	66%	18%	63%	64%	18%
Selling, general and administrative expense	39%	37%	28%	39%	37%	24%
Research and development expense	3%	3%	24%	3%	3%	20%
Amortization of intangibles	6%	3%	120%	6%	3%	118%
Impairment of intangibles	4%	—%	—%	2%	—%	—%
Operating income	12%	22%	(36)%	13%	20%	(21)%
Net Sales

Periods Ended April 30,	Three Months				Six Months
($ in millions)	2018	2017	Increase (Decrease)	2018 vs 2017 % Change	2018	2017	Increase (Decrease)	2018 vs 2017 % Change
CooperVision	$467.5	$408.5	$59.0	14%	$912.3	$797.8	$114.5	14%
CooperSurgical	163.8	113.9	49.9	44%	309.0	223.7	85.3	38%
Net sales	$631.3	$522.4	$108.9	21%	$1,221.3	$1,021.5	$199.8	20%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Category

Three Months Ended April 30,
($ in millions)	2018	2017	2018 vs 2017 % Change
Toric	$150.8	$131.8	14%
Multifocal	49.1	42.9	15%
Single-use spheres	124.4	104.1	19%
Non single-use sphere, other	143.2	129.7	10%
	$467.5	$408.5	14%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,
($ in millions)	2018	2017	2018 vs 2017 % Change
Toric	$288.6	$252.5	14%
Multifocal	96.1	85.3	13%
Single-use spheres	240.7	203.7	18%
Non single-use sphere, other	286.9	256.3	12%
	$912.3	$797.8	14%
In the three and six months ended April 30, 2018:

•	Toric and multifocal lenses grew primarily through the success of our Biofinity, clariti and MyDay portfolios. Single-use sphere lenses growth was primarily attributed to clariti and MyDay lenses

•	Non single-use spheres grew primarily on sales of Biofinity

•
Increased sales of silicone hydrogel products in all categories were partially offset by lower sales of older hydrogel products. Total silicone hydrogel products grew 19% in second quarter of fiscal 2018, representing 68% of net sales compared to 66% in the prior fiscal year, and grew 20% in the six months ended, representing 68% of net sales compared to 64% in the same prior year period.

•	Foreign exchange rates positively increased sales by $26.2 million and $46.6 million in the three and six months ended, respectively, primarily attributable to the Euro and British Pound

•	"Other" products primarily include lens care and represent approximately 3% of net sales in the three and six months ended

•	Sales growth was driven primarily by increases in the volume of lenses sold, including silicone hydrogel products. Average realized prices by product did not materially influence sales growth

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2018	2017	2018 vs 2017 % Change	2018	2017	2018 vs 2017 % Change
Americas	$183.6	$171.9	7%	352.8	334.9	5%
EMEA	183.3	152.5	20%	361.2	297.4	21%
Asia Pacific	100.6	84.1	20%	198.3	165.5	20%
	$467.5	$408.5	14%	912.3	797.8	14%
CooperVision's regional growth were primarily attributed to market gains of silicone hydrogel contact lenses and positive foreign exchange rates in EMEA. Refer to CooperVision Net Sales by Category above for discussion.
CooperSurgical Net Sales by Category
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
The chart below shows the percentage of revenue of office and surgical products and fertility.
The change in product mix was primarily attributable to recent acquisitions, primarily PARAGARD which increased the percentage of revenues of office and surgical products.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended April 30,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
Fertility	$65.9	40%	$61.2	54%	8%
Office and surgical products	97.9	60%	52.7	46%	86%
	$163.8	100%	$113.9	100%	44%

Six Months Ended April 30, ($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
Fertility	$123.0	40%	$117.9	53%	4%
Office and surgical products	186.0	60%	105.8	47%	76%
	$309.0	100%	$223.7	100%	38%
In the three and six months ended April 30, 2018:

•	CooperSurgical’s net sales growth were primarily due to incremental revenues from the acquisition of PARAGARD IUD, which is categorized in office and surgical products

•
Fertility net sales increased compared to the prior year periods, primarily due to increased sales of equipment and consumables, incremental revenue from LifeGlobal, partially offset by a decrease in diagnostics revenue

•	Office and surgical products increased compared to prior year periods due to continued growth in recently acquired products primarily PARAGARD

•	Unit growth and product mix positively influenced sales growth

Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Six Months
Periods Ended April 30,	2018	2017	2018	2017
CooperVision	67%	67%	66%	65%
CooperSurgical	57%	61%	55%	61%
Consolidated	64%	66%	63%	64%
CooperVision's gross profit in the three and six months ended April 30, 2018, was positively impacted by the increase in sales of higher margin products including Biofinity and favorable currency impact to revenue. This was offset by $4.4 million and $9.9 million of primarily product transition, integration, and costs associated with the impact of Hurricane Maria on our Puerto Rico manufacturing facility in the three and six months ended April 30, 2018, respectively.
CooperSurgical's gross margin in the three and six months ended April 30, 2018, was positively impacted by the inclusion of PARAGARD IUD product with higher gross margin, however, it was offset by:

•	$18.4 million and $35.4 million, respectively, of inventory step-up relating to PARAGARD acquisition; and

•	$4.0 million and $9.1 million, respectively, of acquisition and integration costs
This resulted in a decrease of gross margin in the three and six months ended April 30, 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Selling, General and Administrative Expense (SGA)

Three Months Ended April 30,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$164.1	35%	$141.7	35%	16%
CooperSurgical	64.8	40%	39.8	35%	63%
Corporate	19.0	—	11.8	—	61%
	$247.9	39%	$193.3	37%	28%

Six Months Ended April 30, ($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$322.0	35%	$279.0	35%	15%
CooperSurgical	120.0	39%	78.0	35%	54%
Corporate	31.8	—	24.9	—	28%
	$473.8	39%	$381.9	37%	24%
CooperVision's SGA increases in the three and six months ended April 30, 2018 compared to fiscal 2017 were due to investments to support our long term objectives, including increased headcount in sales, marketing and G&A, investments in information technology and higher distribution expenses to support revenue growth. CooperVision's SGA in the three and six months ended April 30, 2018 included $2.8 million and $5.3 million of integration and third party consulting costs, respectively. CooperVision's SGA in the prior year periods included $0.6 million and $0.9 million of acquisitions costs and $1.8 million and $3.1 million of legal costs primarily related to Unilateral Pricing Policy (UPP) in the three and six months ended April 30, 2017, respectively.
The increases in CooperSurgical's SGA in the three and six months ended April 30, 2018 compared to fiscal 2017 in absolute dollars and as a percentage of sales were primarily due to addition of PARAGARD marketing expenses and sales headcount investment to support growth. CooperSurgical's SGA in the three and six months ended April 30, 2018, included $8.6 million and $14.8 million of primarily acquisition and integration expenses of acquired companies, including legal and professional fees. CooperSurgical's SGA in the prior year periods included $2.7 million and $5.6 million of primarily integration expenses from acquisitions in the three and six months ended April 30, 2017, respectively.
The increases in Corporate SGA in the three and six months ended April 30, 2018 compared to fiscal 2017 were primarily due to $6.2 million of compensation costs related to executives' retirements.
Research and Development Expense (R&D)

Three Months Ended April 30,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$12.9	3%	$11.6	3%	11%
CooperSurgical	7.9	5%	5.2	5%	53%
	$20.8	3%	$16.8	3%	24%

Six Months Ended April 30, ($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$25.1	3%	$22.9	3%	10%
CooperSurgical	14.6	5%	10.2	5%	43%
	$39.7	3%	$33.1	3%	20%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

In the three and six months ended April 30, 2018:

•
CooperVision's R&D increased mainly due to increased costs from acquisitions and increase in headcount. As a percentage of sales, R&D expense remained flat. CooperVision's R&D activities are primarily focused on the development of contact lenses and manufacturing technology and process enhancements.

•
The increases in CooperSurgical's R&D were primarily due to increased investment and activities in developing new projects. CooperSurgical's R&D activities include diagnostics, in-vitro fertilization product development and the design and upgrade of surgical procedure devices.

Amortization Expense

Three Months Ended April 30,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$10.9	2%	$8.8	2%	23%
CooperSurgical	25.8	16%	7.9	7%	229%
	$36.7	6%	$16.7	3%	120%

Six Months Ended April 30, ($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$21.4	2%	$17.7	2%	21%
CooperSurgical	51.3	17%	15.7	7%	227%
	$72.7	6%	$33.4	3%	118%
The increases in amortization expense in the three and six months ended compared to prior year periods were primarily due to amortization of intangible assets acquired in recent acquisitions in CooperVision and CooperSurgical, primarily PARAGARD which increased amortization expense by $17.7 million and $35.4 million in the three and six months ended, respectively.

Impairment of Intangible Assets

In the second quarter of fiscal 2018, CooperSurgical recognized an impairment charge of $24.4 million on the intangible assets acquired from Recombine Inc. as the cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. CooperSurgical acquired Recombine Inc. in fiscal 2016, a clinical genetic testing company specializing in carrier screening. In connection with the impairment charge, on June 1, 2018, CooperSurgical announced the exit of the carrier screening business, along with our non-invasive prenatal testing (NIPT) business. Both product lines are categorized in fertility. The contribution of net loss from both product lines are not material to the Company's results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Income

Three Months Ended April 30,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$123.5	26%	$112.1	27%	10%
CooperSurgical	(29.8)	(18)%	16.8	15%	(278)%
Corporate	(19.0)	—	(11.8)	-	(61)%
	$74.7	12%	$117.1	22%	(36)%

Six Months Ended April 30, ($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
CooperVision	$235.8	26%	$199.4	25%	18%
CooperSurgical	(39.2)	(13)%	33.3	15%	(218)%
Corporate	(31.8)	—	(24.9)	-	(28)%
	$164.8	13%	$207.8	20%	(21)%
CooperVision operating income increased due to the favorable currency impact and improved sales of higher margin products including Biofinity. CooperSurgical operating income decreased due to higher operating expenses relating to acquisitions, including the PARAGARD inventory step up, amortization and impairment of intangibles, and investments to support growth. Corporate operating loss increased primarily due to higher compensation costs related to executives' retirements. On a consolidated basis, operating income declined due to the factors above.
Interest Expense

Three Months Ended April 30,
($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
Interest expense	$18.7	3%	$7.7	1%	143%

Six Months Ended April 30, ($ in millions)	2018	% Net Sales	2017	% Net Sales	2018 vs 2017 % Change
Interest expense	$37.1	3%	$15.0	1%	148%
Increases in interest expense in absolute dollars and as a percentage of sales reflect higher average debt balances as a result of debt incurred in connection with 2018 acquisitions as well as higher interest rates mainly due to the $1.425 billion term loan entered into on November 1, 2017 to primarily fund the PARAGARD acquisition.

Other Expense (Income), Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2018	2017	2018	2017
Foreign exchange loss (gain)	$2.1	$(0.4)	$(1.0)	$2.8
Other, net	(0.1)	0.3	(0.1)	0.4
	$2.0	$(0.1)	$(1.1)	$3.2
Foreign exchange loss (gain) primarily resulted from the revaluation and settlement of foreign currencies-denominated balances.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Provision for Income Taxes
Cooper's effective tax rates were a benefit of 12.9% and expense of 4.2% for the second quarters of fiscal 2018 and 2017, respectively, and expense of 147.8% and 4.7% for the first six months of fiscal 2018 and 2017, respectively. The decrease in our effective tax rate for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was due primarily to a reduction in U.S. income related to acquisition and integration activities in CooperSurgical. The increase in our effective tax rate for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to the charge of $202.0 million related to The Tax Cuts and Jobs Act (“2017 Act”). Our effective tax rate for the first six months of fiscal 2018 was higher than the U.S. Statutory rate because of the discrete tax expense relating to the 2017 Act, which was partially offset by a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation. Our effective tax rate for the first six months of fiscal 2017 was lower than the U.S. Statutory rate primarily because of a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, in December 2017, the SEC provided regulatory guidance for accounting referred to as SAB 118. Under the guidance in SAB 118, the income tax effects, which the accounting under ASC 740 is incomplete, are reported as a provisional amount based on a reasonable estimate. The reasonable estimate is subject to adjustment during a "measurement period", not to exceed one year, until the accounting is complete. The estimate is also subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provision, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of tax returns. The Company has recorded a provisional charge for the first quarter of fiscal 2018. In determining this charge, the Company utilized the most recent information and guidance available related to the calculation of the tax liability and the impact to its deferred tax assets and liabilities, including those recorded for foreign local and withholding taxes that the Company assessed as of April 30, 2018. The provisional charge may require further adjustments and changes to the Company’s estimates as new guidance is made available. Revisions to the provisional charge may be material to the Company's financial results and will be recorded in the quarter in which we complete the analysis.

Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2018	2017	2018	2017
Selling, general and administrative expense	$12.8	$7.6	$23.6	$17.2
Cost of sales	0.3	0.8	1.6	2.0
Research and development expense	0.5	0.3	1.1	0.6
Total share-based compensation expense	$13.6	$8.7	$26.3	$19.8
Related income tax benefit	$3.1	$2.6	$5.6	$5.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Second Quarter Highlights

•	Operating cash flow $170.8 million compared to $131.6 million in the second quarter of fiscal 2017

•	Expenditures for purchases of property, plant and equipment $46.5 million compared to $28.5 million in the prior year period

•	There was no share repurchase activity during the second quarter of fiscal 2018, compared to $29.5 million share repurchase in the prior year period
Six-Month Highlights

•	Operating cash flow $197.1 million compared to $240.1 million in the prior year period

•	Expenditures for purchases of property, plant and equipment $97.9 million compared to $57.3 million in the prior year period

•	Cash payments for acquisitions, $1,320.7 million primarily PARAGARD, compared to $173.8 million in the prior year period
Comparative Statistics

($ in millions)	April 30, 2018	October 31, 2017
Cash and cash equivalents	$164.9	$88.8
Total assets	$6,414.4	$4,858.7
Working capital	$812.0	$557.1
Total debt	$2,483.7	$1,172.7
Stockholders' equity	$3,188.0	$3,175.8
Ratio of debt to equity	0.78:1	0.37:1
Debt as a percentage of total capitalization	44%	27%
Working Capital
The increase in working capital at April 30, 2018 from the end of fiscal 2017 was primarily due to increase in accounts receivable ($116.0 million) and inventories ($50.7 million) from PARAGARD acquisition and other prepayments made during the period, primarily to the U.K. Tax Authorities relating to DPT ($42.0 million). This was partially offset by the increase in accounts payable and accrued liabilities ($46.4 million) and short term notes payable ($17.9 million).
At April 30, 2018, our inventory months on hand were 6.7 compared to 6.5 at October 31, 2017. The $50.7 million increase in inventories was primarily due to increase in finished goods and raw materials to support product launches and production levels and from PARAGARD. Our days sales outstanding (DSO) were 60 days at April 30, 2018, compared to 53 days at October 31, 2017 and 51 days at April 30, 2017. The increase in DSO is primarily due to higher sales from PARAGARD.

We have reviewed our needs in the United States and have determined there is sufficient cash to fund working capital without repatriating cash from our foreign subsidiaries. For purposes of recording the provisional tax expense for the six months ended April 30, 2018, we are no longer asserting that earnings from our foreign subsidiaries are indefinitely reinvested. However, the Company has not completed its analysis and will make a final decision within the measurement period. If the Company changes its assertion to not indefinitely reinvest foreign earnings, there will be more flexibility in using the cash from our foreign operations to fund future working capital in the United States.

Accounts Receivable Factoring Program - We may factor certain designated trade receivables with one or more third party financial institutions pursuant to a factoring agreement. These would be non-recourse factoring arrangements to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

assist us in managing operating cash flow. The factor would be based on credit approved orders, and assumes the accounts receivable risk of our customer in the event of insolvency or non-payment. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. The factoring of receivables in the six months ended April 30, 2018 were $26.1 million as compared to $0 for fiscal 2017. Factoring charges associated with the sale of factored receivables are minimal.

Operating Cash Flow

Cash provided by operating activities decreased by $43.0 million from $240.1 million during the first half of fiscal 2017 to $197.1 million in fiscal 2018. Net income decreased $242.3 million from $180.7 million to a loss of $61.6 million, primarily due to $202.0 million of provisional tax expense related to the 2017 Act in fiscal first quarter 2018. This decrease in cash flow provided by operating activities primarily consists of an increase of $128.1 million in the net cash outflow from changes in operating capital, from $(59.5) million during the first half of fiscal 2017 to $(187.6) million in the fiscal 2018, offset by an increase of $261.4 million from other non-cash items, from $24.9 million in the first half of fiscal 2017 to $286.3 million in the fiscal 2018.

The $128.1 million increase in the net cash outflow from changes in operating capital compared to the prior year period is due to a $112.8 million greater increase in receivables, primarily from increases in the working capital balance for PARAGARD after acquisition, $50.1 million increase in prepayments and other assets, primarily from a $42.0 million payment to the U.K. tax authorities, offset by $20.4 million increase in accounts payable and $19.5 million increase of accrued liabilities.

The $261.4 million increase from other non-cash items compared to the prior year period is primarily due to an increase in long term liabilities of $185.2 million primarily from provisional tax expense for the mandatory deemed repatriation of deferred foreign earnings under the 2017 Act, $37.2 million release of a fair value adjustment to inventory acquired mainly from PARAGARD, increase in deferred tax of $20.2 million primarily from changes to the deferred taxes resulting from the U.S. federal rate, and increase in share based compensation expense of $6.1 million.

Investing Cash Flow

Cash used in investing activities increased $1,187.5 million to $1,418.6 in the first half of fiscal 2018. The increase was driven by a $40.6 million increase in capital expenditures, primarily to increase distribution and manufacturing capacity, and an increase in payments for business and asset acquisitions of $1,146.9 million. The increase in payments related to acquisition was largely due to the acquisition of PARAGARD as discussed in Outlook above and in Note 2. Acquisitions.

In the prior period, payments related to the acquisition of Wallace.

Financing Cash Flow

Cash provided by financing activities increased by $1,286.3 million to $1,296.3 million in the first half of fiscal 2018. The increase was driven by a $1,327.1 million increase of proceeds from long term debt due to additional debt taken on to fund the PARAGARD acquisition and $208.8 million change in short term notes payable, partially offset by $276.1 million increase in net repayments of long term debt.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

At April 30, 2018, we had $805.7 million available under the 2016 Credit Agreement. We are in compliance with our financial covenants including the Interest Coverage Ratio at 15.68 to 1.00 and the Total Leverage Ratio at 2.67 to 1.00 for both the 2017 Term Loan Agreement and the 2016 Credit Agreement.

Share Repurchase

In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. We did not repurchase any shares during the six months ended April 30, 2018. At April 30, 2018, we had remaining authorization to repurchase $563.5 million of our common stock.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Estimates and Critical Accounting Policies

Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis on Form 10-K for the fiscal year ended October 31, 2017. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year October 31, 2017.

Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. General.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona and Australian dollar denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and Eurodollar rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of April 30, 2018 and October 31, 2017.

On March 1, 2016, we entered into a syndicated Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with Keybank as administrative agent. The agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion and a term loan facility in the aggregate principal amount of $830.0 million. The 2016 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to partially repay our other outstanding term loans and for general corporate purposes. At April 30, 2018, we had $805.7 million available under the revolving credit facility and $830.0 million outstanding under the term loan.

On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a new five-year, $1.425 billion, senior unsecured term loan agreement by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent (2017 Term Loan Agreement) which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement. At April 30, 2018, we had $1.425 billion outstanding under the term loan.
If interest rates were to increase or decrease by 1% or 100 basis points, quarterly interest expense would increase or decrease by approximately $6.1 million based on average debt outstanding for the second fiscal quarter of 2018.

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

Except as described above, there has been no change in our internal control over financial reporting that occurred during our second quarter of fiscal 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision. The Company recorded a settlement accrual of $3.0 million in the third quarter fiscal ended July 31, 2017. The settlement remains subject to Court approval, and the Court has set a June 19, 2018 hearing date for plaintiffs’ motion for preliminary approval of the settlement.

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

Tax Reform

On December 22, 2017, the U.S. President signed The Tax Cuts and Jobs Act (“2017 Act”) into law. Consistent with SEC guidance, the Company has made a reasonable estimate of the effects of the 2017 Act and recorded provisional income tax expense of $202.0 million in the financial statements in the first quarter of fiscal 2018. Compliance with the 2017 Act may require the collection of information not regularly produced within the Company, the use of estimates in our financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to the 2017 Act, and as we gather more information and perform additional analysis, our results may differ from previous estimates and may materially affect our financial position. For additional information regarding the 2017 Act, see Note 6. Income Taxes.

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

The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity during the three-month period ended April 30, 2018.

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
At April 30, 2018, approximately $563.5 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1#	Separation Agreement and Mutual General Release entered into by and between The Cooper Companies, Inc. and Carol R. Kaufman as of April 18, 2018

11*	Calculation of Earnings (Loss) Per Share

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months periods ended April 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three and six months ended April 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2018 and 2017, (iii) Consolidated Condensed Balance Sheets at April 30, 2018 and October 31, 2017, (iv) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2018 and 2017 and (v) related notes to consolidated condensed financial statements.

*	The information called for in this Exhibit is provided in Note 7. Earnings (Loss) Per Share to the Consolidated Condensed Financial Statements in this report
#	Indicates management contract or compensatory plan

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 8, 2018	/s/ Brian G. Andrews
Brian G. Andrews
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: June 8, 2018	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)