Form 10-K
period 2018-10-31
COOPER COMPANIES INC
filed 2018-12-21
CIK 711404

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2018
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
Yes  ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

On November 30, 2018, there were 48,938,208 shares of the registrant's common stock held by non-affiliates with aggregate market value of $11.3 billion on April 30, 2018, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of November 30, 2018: 49,232,061
Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2019	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2018

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements look for words like “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, the United Kingdom’s election to withdraw from the European Union and escalating global trade barriers including additional tariffs.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•
Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2018, as such Risk Factors may be updated in quarterly filings.

We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 1. Business.

The Cooper Companies, Inc. (Cooper, we or the Company), a Delaware corporation organized in 1980, is a global medical device company publicly traded on the NYSE Euronext (NYSE: COO). Cooper is dedicated to being A Quality of Life CompanyTM. Cooper operates through two business units, CooperVision and CooperSurgical.

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of single-use, two-week and monthly contact lenses, featuring advanced materials and optics. CooperVision designs its products to solve vision challenges such as astigmatism, presbyopia, myopia, ocular dryness and eye fatigues; with a broad collection of spherical, toric and multifocal contact lenses. Recent acquisitions also expanded CooperVision's access to myopia management markets with new products, such as orthokeratology (ortho-k) specialty lenses. CooperVision's contact lenses are offered in a variety of materials including silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. CooperVision primarily manufactures its products at its facilities located in the United Kingdom, Puerto Rico, Hungary, Costa Rica and the United States. CooperVision distributes products out of its facilities in the United States, the United Kingdom, Belgium and various smaller international distribution facilities.

CooperSurgical's business competes in the general health care market with a focus on advancing the health of women, babies and families through a diversified portfolio of products and services including medical devices, fertility, genomics, diagnostics, and contraception. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. We categorize CooperSurgical product sales based on the point of health care delivery, which includes products used in medical office and surgical procedures, primarily by obstetricians and gynecologists (ob/gyns); and fertility products/equipment and genetic testing services used primarily in fertility clinics and laboratories. CooperSurgical's major manufacturing and distribution facilities are located in Connecticut, Texas, New York, Denmark, Costa Rica, the Netherlands, the United Kingdom and various smaller international locations, with diagnostic facilities located in multiple locations in the United States and internationally in Canada and the United Kingdom. CooperSurgical purchased a manufacturing facility in Costa Rica in November 2017 to consolidate a portion of global manufacturing and is also currently shifting its primary distribution facility from Denmark to Venlo, Netherlands.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•
Toric and multifocal lenses including lenses that, in addition to correcting near- and farsightedness, address more complex visual defects such as astigmatism and presbyopia by adding optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

In order to achieve comfortable and healthy contact lens wear, products are sold with recommended replacement schedules, often defined as modalities, with the primary modalities being single-use lenses and frequently replaced lenses, which are designed for two-week and monthly replacement.

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
Significantly, the market for spherical lenses is growing with the addition of new value-added products, such as spherical lenses to alleviate dry eye symptoms, reduce eye fatigue from use of digital devices and add aspherical optical properties and/or higher oxygen permeable lenses such as silicone hydrogels.

Sales of contact lenses utilizing silicone hydrogel materials continue to grow. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. We believe our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving success in our business. Silicone hydrogel lenses represent a significant portion of CooperVision's contact lens sales and our Biofinity® brand is CooperVision's leading product line. Under the Biofinity® brand, CooperVision markets monthly silicone hydrogel spherical, toric and multifocal lens products.
CooperVision markets single-use silicone hydrogel with a complete line of spherical, toric and multifocal lenses under our clariti® 1day brand and single-use silicone hydrogel spherical and toric lenses under our MyDay® brand. We also compete in the traditional hydrogel single-use product segment with several lenses including our Proclear® 1 Day lenses. We believe the global market for single-use contact lenses will continue to grow and that our competitive silicone hydrogel and traditional hydrogel product offerings represent an opportunity for our business.

We manufacture silicone hydrogel Biofinity brand spherical, toric and multifocal contact lenses, Avaira Vitality brand spherical and toric lenses and MyDay brand spherical and toric lenses using proprietary Aquaform technology to increase oxygen transmissibility for longer wear.

In addition to its silicone hydrogel product offerings, CooperVision competes in the contact lens market with other traditional hydrogel products.

CooperVision believes that our key accounts which include optical chains, global retailers, certain buying groups and mass merchandisers are growing faster than the overall market and are expected to have a sustainable long-term growth trend. We are focused on supporting the growth of all our customers by

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

investing in selling, promotional and advertising activities. Further, we are increasing investment in our distribution and packaging capabilities to support the growth of our business and to continue to provide quality service with our industry leading SKU range and customized offerings.

CooperVision is focused on greater worldwide market penetration of recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions. In fiscal 2018, CooperVision acquired Paragon Vision services, a leading provider of ortho-k, specialty contact lenses and oxygen permeable rigid contact lens material, and Blueyes Ltd. (Blueyes), a long-standing distribution partner, with a leading position in the distribution of contact lenses to the Optical and Pharmacy sector in Israel. In fiscal 2017, we acquired Procornea Holding B.V. (Procornea), a Netherlands based manufacturer of specialty contact lenses, which expands CooperVision’s access to myopia (nearsightedness) management markets with new products, and Grand Vista LLC, a distributor in Russia of soft contact lenses.

Contact Lens Product Sales
CooperVision Competition

The contact lens market is highly competitive. CooperVision's largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., Bausch Health Companies Inc. and Alcon (formerly CIBA Vision Corporation) owned by Novartis AG.

CooperVision's competitors may have greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and/or larger manufacturing volumes. CooperVision seeks to offer a high level of customer service through its direct sales organizations around the world and through telephone sales and technical service representatives who consult with eye care professionals about the use of our lens products.

CooperVision also competes with manufacturers of eyeglasses and with refractive surgical procedures that correct visual defects including laser vision correction. CooperVision believes that laser vision correction is not a significant threat to its sales of contact lenses based on the growth of the contact lens market over the past decade.

CooperVision competes in the silicone hydrogel segment of the market with its following products: Biofinity monthly spherical, toric and multifocal lenses; Avaira VitalityTM two-week spherical and toric

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

lenses; clariti 1day brand of single-use sphere, toric and multifocal lenses; and MyDay single-use spherical and toric lenses. The clariti 1day and MyDay brands of single-use contact lenses provide CooperVision with the broadest product portfolio in the single-use silicone hydrogel market.

In addition to a broad offering of silicone hydrogel lenses, CooperVision competes based on the fact that its three manufacturing processes allow CooperVision to produce a broad range of spheres, toric and multifocal lens parameters, which we believe provides wide choices for patient and practitioner and a high level of visual acuity. We also compete based on our customer and professional services. CooperVision believes that there are opportunities for contact lenses to gain market share, particularly in markets where the penetration of contact lenses in the vision correction market is low.

COOPERSURGICAL

CooperSurgical offers a broad array of products and services focused on advancing the health of women, babies and families through a diversified portfolio of products and services including medical devices, fertility, genomics, diagnostics and contraception. The Company offers quality products, innovative technologies and superior services to clinicians and patients worldwide. CooperSurgical collaborates with clinicians to identify products and new technologies from disposable products to diagnostic tests to sophisticated instruments and equipment, to bring new products to market. The result is a broad portfolio of products and services that are intended to aid in the delivery of improved clinical outcomes that health care professionals use routinely in the diagnosis and treatment of a wide spectrum of family and women's health and reproductive issues.

Since its inception in 1990, CooperSurgical has established its market presence and distribution system by developing products and acquiring products and companies that complement its business model.

CooperSurgical competes in the global in-vitro fertilization (IVF) market with a product portfolio of IVF media and assisted reproductive technology solutions including genetic testing designed to enhance the work of fertility professionals to the benefit of women, babies and families.

We have continued to invest in CooperSurgical's business through the acquisition of companies and product lines for new or complementary products and services for the IVF process and within the ob/gyn space.

In fiscal 2018, we acquired the assets of the PARAGARD Intrauterine Device (IUD) business (PARAGARD) from Teva Pharmaceuticals Industries Limited (Teva). This acquisition broadens and strengthens CooperSurgical's current women's health product portfolio in office and surgical procedures. PARAGARD® is the only hormone-free, long lasting, reversible contraceptive option approved by FDA available in the United States, and IUDs represent a large and growing segment of the contraceptive market. We also acquired in fiscal 2018, The LifeGlobal Group (LifeGlobal) which was a privately held company that specializes primarily in the IVF media marketplace. In fiscal 2017, we acquired Wallace, the IVF segment of Smiths Medical International Ltd. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of family health, fertility and diagnostics.

Market for Women's and Family Reproductive Health Care

CooperSurgical participates in the market for family health care with its diversified product lines in three major categories based on the point of health care delivery: hospitals and surgical centers, obstetricians' and gynecologists' (ob/gyns) medical offices and fertility clinics.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

CooperSurgical is seeking to expand our presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson, Boston Scientific, Hologic, Olympus and Medtronic. These competitors have well-established positions within the operating room environment. CooperSurgical intends to leverage our relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate our expansion within the surgical segment of the market.

CooperSurgical also competes in the fertility category of the women's health care market. We have broad product offerings for fertility evaluations and IVF procedures by ob/gyns, reproductive endocrinologists and embryologists. These include products for use by the ob/gyns in their offices for initial evaluations with office-based hysteroscopy and first line treatments such as intrauterine insemination. In fertility

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

clinics, our products include media, micro tools and lab equipment; and to improve IVF outcomes we offer screening testing services intended to increase implantation rates and decrease miscarriages.

CooperSurgical intends to leverage our relationship with fertility clinics to expand our presence in the fertility market against competitors in the media and microtools categories that include Vitrolife, Cook and Irvine Scientific and competitors in fertility and familial reproductive genetic testing that include Natera, Invitae and Igenomix.

With the acquisition of PARAGARD in fiscal 2018, CooperSurgical now competes in the IUD market. PARAGARD is the only non-hormonal IUD option in the United States and has a 10-year use indication. In the United States, where all IUDs are regulated as pharmaceuticals, we compete with manufacturers of hormonal IUDs including Bayer and Allergan. Outside of the United States, non-hormonal IUDs are more typically regulated as devices and are sold by a number of manufacturers. Currently, PARAGARD is not sold outside of the United States.

RESEARCH AND DEVELOPMENT

The Company employs approximately 258 people in research and development. CooperVision product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs and manufacturing technology, along with improving formulations and existing products.

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

Cooper-sponsored research and development expenditures during fiscal 2018, 2017 and 2016, were $84.8 million, $69.2 million and $65.4 million, respectively. As a percentage of sales, research and development expenditures were 3% in fiscal 2018, 2017 and 2016. During fiscal 2018, CooperVision represented 64% and CooperSurgical represented 36% of the total research and development expenses, compared to 69% and 31% in fiscal 2017 for CooperVision and CooperSurgical respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

GOVERNMENT REGULATION

Medical Device and Pharmaceutical Regulation

Most of our products are medical devices subject to extensive regulation by the FDA in the United States and other regulatory bodies abroad. The Federal Food, Drug, and Cosmetic Act (FDCA) and FDA regulations govern, among other things, medical device design and development, testing, manufacturing, labeling, storage, record keeping, premarket clearance or approval, advertising and promotion, and sales and distribution. Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior notice to the FDA requesting clearance for commercial distribution under Section 510(k) of the FDCA, or premarket approval (PMA) from the FDA. A majority of the medical devices we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. Because we cannot be assured that any new products we develop, or any product enhancements, will be exempt from the premarket clearance or approval requirements or will be subject to the shorter 510(k) clearance process rather than the PMA process, significant delays in the introduction of any new products or product enhancements may occur.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

510(k) Clearance Pathway

When we are required to obtain a 510(k) clearance for a Class I or Class II device that we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution in the United States before May 28, 1976, for which the FDA has not yet called for the submission of PMA applications. The FDA aims to respond to a 510(k) premarket notification within 90 days of submission of the notification, but as a practical matter, clearance can take significantly longer. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is not substantially equivalent to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo process.

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

Premarket Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) premarket notification procedures or if the device has been previously classified as Class III. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use.

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information, including clinical data, or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant's response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within 180 days after the FDA issues such request. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (QSR), which requires manufacturers to implement and follow elaborate design, testing, control, documentation and other quality assurance procedures in the device design and manufacturing process.

The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials for Medical Devices

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption (IDE) to the FDA. Some types of studies deemed to present "non-significant risk" are deemed to have an approved IDE once certain requirements are addressed and Institutional Review Board approval is obtained. If the device presents a "significant risk" to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that the potential benefits of testing the device in humans and the importance of the knowledge to be gained outweighs the risks to human subjects from the proposed investigation that the testing protocol is scientifically sound and there is reason to believe that the device as proposed for use will be effective. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by both the FDA and the appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. All of Cooper's currently marketed products have been cleared by all appropriate regulatory agencies, and Cooper has no product currently being marketed under an IDE.

Continuing FDA and Other Government Agency Regulation of Medical Devices

After a device is placed on the market, numerous regulatory requirements apply. These include: establishment registration and device listing with the FDA; the QSR, which requires manufacturers to follow design, testing, production, control, complaint handling, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for uncleared or unapproved or “off-label” uses and impose other restrictions on

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

labeling, advertising and promotion; new FDA unique device identifier regulations, which require changes to labeling and packaging; and medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations.
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

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (NDA), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacturing, periodic reporting, product sampling and distribution, advertising, promotion, drug shortage reporting, compliance with any post-approval requirements imposed as a conditional of approval such as Phase 4 clinical trials, a Risk Evaluation and Mitigation Strategy (REMS), and surveillance, recordkeeping and reporting requirements, including adverse experiences.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to further testing to new clinical investigation requirements and prior FDA review and approval. There also are continuing, annual program fee requirements for any approved products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and to list their drug products and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with Good Manufacturing Practices, or cGMPs, and other requirements, which impose procedural and documentation requirements upon us and our third-party manufacturers.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from cGMPs specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in withdrawal of marketing approval, mandatory revisions to the approved labeling to add new safety information or other limitations, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program, among other consequences.

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
In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act also imposes obligations on manufacturers of pharmaceutical products related to product and tracking and serialization.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

In addition, the federal government, as part of the Affordable Care Act (the ACA), as well as certain state governments have enacted laws aimed at increasing transparency in relationships between medical device companies and health care professionals. We are now required by the federal Physician Payments Sunshine Act and similar state and foreign laws to report annually many types of payments made and items of value provided to licensed health care professionals. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and tracking and/or require the reporting of gifts, compensation and other remuneration to physicians. In addition, certain foreign jurisdictions have adopted, or are currently acting to implement, similar laws. Failure to adhere to our policies, comply with required laws or implement adequate policies and practices to address changes to legal and regulatory requirements could result in sanctions such as fines, injunctions and civil penalties.

The impact to our businesses of the ACA provisions related to coverage expansion, payment reforms and delivery system changes remains uncertain. The ACA imposes a 2.3 percent excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. CooperVision's products are not subject to this tax because contact lenses are excluded from the tax. However, United States sales of CooperSurgical's products are subject to this tax which is recorded in selling, general and administrative expense on our Statement of Income. The Consolidated Appropriations Act of 2016 imposed a two year moratorium of the device excise tax for device sales in calendar years 2016 and 2017. On January 22, 2018, the moratorium was extended for two more years. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

RAW MATERIALS

Our businesses utilize various chemicals, packaging materials, components, parts and raw materials which are generally available from more than one source. However in certain instances we acquire components and materials from sole suppliers to make our silicone hydrogel contact lens, certain medical devices and IVF products. Supply of these materials is protected by contractual agreements and safety stocks. However if current raw material suppliers fail to supply sufficient materials on a timely basis, or at all for any reason, we could experience inventory shortages and disruption in the supply of products if we were required to use an alternative supplier on short notice.

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

CooperSurgical's products are marketed by a network of dedicated field sales representatives, independent agents and distributors. CooperSurgical augments its sales and marketing activities by participating in national and regional industry trade shows, professional educational programs and internet promotions including e-commerce, social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals.

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

DEPENDENCE ON CUSTOMERS

No customers accounted for 10% or more of our consolidated net revenue in fiscal 2018. One customer, a CooperVision contact lens distributor, accounted for approximately 10% and 11% of our consolidated net revenue in fiscal years 2017 and 2016, respectively. See Note 12. Business Segment Information of the Consolidated Financial Statements for additional information.

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

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS, GEOGRAPHIC AREAS, FOREIGN OPERATIONS AND EXPORT SALES

The information required by this item is included in "Business Segment Information" of our notes to the Consolidated Financial Statements and "Risk Factors" as part of this Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

EMPLOYEES

As of October 31, 2018, we had approximately 12,000 employees. We believe we have good relations with our employees.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2018 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2018, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

these new and emerging distribution models and Internet driven services may have a material adverse impact on our business, financial condition and results of operations.

In the women's health care market, competitive factors include technological and scientific advances, product quality, price and effective communication of product information to physicians, hospitals, patients and IVF clinics. CooperSurgical competes with a number of manufacturers in each of its niche areas, some of which have substantially greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

Acquisitions that we have made and may make in the future involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical and at CooperVision, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or impairments of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. CooperVision acquired Paragon Vision Sciences and Blueyes in fiscal 2018; Procornea and Grand Vista LLC in fiscal 2017. CooperSurgical acquired PARAGARD and LifeGlobal in fiscal 2018; Wallace in fiscal 2017. These acquisitions added operations to CooperVision and CooperSurgical, respectively, and expanded their international businesses. The acquisitions have, correspondingly, added risks we could face with respect to acquisitions and include:

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the health care industry in which CooperSurgical competes. CooperSurgical has historically purchased, leveraged or licensed the technology developments of others. Over the past few years, CooperSurgical has invested in expanding the internal research and development function with the goal of organizational growth and to complement our acquisitions strategy. CooperVision, both internally and externally with third parties, invests in new product development, including the development of silicone hydrogel-based contact lenses. While much of CooperVision’s research and development activities are performed internally, it also uses external research and development investment in collaborations and joint development with third parties. Research and development time commitments, higher feasibility risk with longer term projects, greater dependence on, and reduced control over, third party deliverables, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, or “smart” contact lenses which incorporate electronics that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America and Europe. Over half of our net sales for the fiscal years ended October 31, 2018 and 2017, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

•
tax rates in some foreign countries may exceed those of the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including the tariffs recently enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which remain uncertain;

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Global markets continued to face threats and uncertainty during fiscal 2018. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. If our customers’ financial conditions are adversely affected, customers may reduce their purchases of our products or we may not be able to collect accounts receivable, each of which could have a material adverse impact on our business operations or financial results.

CooperVision and CooperSurgical are encountering consolidation in their customer bases and emergence of more centralized large customer groups and retail chains. Due to this trend, global and regional key account customers now represent a larger proportion or concentration of our business and any disruption to these relationships may have a material adverse impact on our business, financial conditions and results of operations.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

We are a multinational company headquartered in the United States with worldwide operations, with significant business operations in Europe, including in the United Kingdom. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In March 2017, the government of the United Kingdom formally gave notice of its intent to withdraw from

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

the European Union. Serving this notice began a two-year period for the United Kingdom to negotiate terms for its withdrawal from the European Union. At this time, it is not certain what steps, may be taken to facilitate the United Kingdom’s exit from the European Union, which has created significant uncertainty about the future relationship between the United Kingdom and the European Union.

This development has had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. Given the lack of comparable precedent, it is unclear what implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal could affect, or whether it could have a material adverse effect on, our business, financial condition and operating results.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico, Hungary, Costa Rica and the United States. CooperSurgical manufactures the majority of its products in Connecticut, Texas, New York, Denmark, Costa Rica and United Kingdom. In November 2017, CooperSurgical purchased a manufacturing facility in Costa Rica to consolidate a portion of global manufacturing. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we generally have not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperVision distributes products out of the United States, the United Kingdom, Belgium and various smaller international distribution facilities. CooperSurgical's products are primarily distributed out of its facilities in Connecticut, Denmark and the Netherlands. CooperSurgical is currently shifting its primary distribution facility from Denmark to Venlo, Netherlands. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, challenges related to system implementation, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on independent suppliers in our supply chain for raw materials, packaging materials and components, mechanical equipment and some finished goods; we could experience inventory shortages if any of these suppliers encounter a manufacturing or distribution disruption

Our businesses utilize various chemicals, packaging materials, components, parts and raw materials which are generally available from more than one source. However in certain instances we acquire components and materials from sole or primary suppliers to make our silicone hydrogel contact lens, certain medical devices and IVF products. We also source mechanical equipment and in certain instances finished goods from OEM suppliers. Supply of these goods, items and materials is protected by contractual agreements, availability of alternative suppliers and/or safety stocks. However, if current suppliers fail to supply sufficient goods, items or materials to us on a timely basis, or at all for any reason, we could experience inventory shortages and disruption in our supply of products. For example, among other situations, some of the primary material used to make our silicone hydrogel contact lens products, including MyDay, Biofinity, Avaira and clariti, are supplied by a sole supplier, and the failure of a key or sole supplier to timely supply sufficient items and materials necessary for the manufacture of our silicone hydrogel contact lenses could in turn disrupt our supply of those lenses to the market, which would have a material adverse effect on our business, financial condition and results of operations.

If we fail to protect our intellectual property adequately, our business could suffer.

We consider our intellectual property rights, including patents, trade secrets, trademarks and licensing agreements, to be an integral component of our business. We attempt to protect our intellectual property

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

selling competing products, and thereby have a material adverse effect on our business, financial condition and results of operations.

Our products or processes could be subject to claims of infringement of the intellectual property of others.

Our competitors in both the United States and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies, as well as other third parties, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our existing and planned products. In the contact lens industry, CooperVision, its competitors and other third parties hold patents covering contact lens designs, business methods, processes and materials. Claims that our products, business methods or processes infringe upon the proprietary rights of others often are not asserted until after commencement of commercial sales of products incorporating our technology.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Determination of the Company’s effective tax rate and evaluation of its tax positions is uncertain with rapidly changing enactment, interpretation and enforcement of tax regulations by taxing authorities globally. When tax matters arise, several years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter in any of the jurisdictions in which we operate could increase the effective tax rate, which would have an adverse effect on the Company’s operating results. Any resolution of a tax matter may require the use of cash in the year of resolution. Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where we have higher statutory rates or lower than anticipated in countries where we have lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. We are also subject to the examination of our income tax returns by other tax authorities and the outcome of these examinations could have an adverse effect on our operating results and financial condition.

The United Kingdom enacted a new Diverted Profits Tax (DPT) as of April 1, 2015 on profits of multinationals that they deemed artificially diverted from the United Kingdom. The tax rate is 25%. DPT is intended to apply in two situations; (a) where a foreign company has artificially avoided having a taxable presence in the United Kingdom and (b) where a group adopts a structure which lacks economic substance in order to divert profits from the United Kingdom.
The United Kingdom tax authorities (U.K. Tax Authorities) have begun an inquiry regarding the application of DPT to us for fiscal year 2015. We believe that the transactions in question were at arm’s length with no intention to divert profit from the United Kingdom and therefore are outside the intended reach of the DPT.
On December 20, 2017, the U.K. Tax Authorities issued a DPT charging notice of approximately GBP 31 million with respect to the transfer out of the United Kingdom of certain intellectual property rights in

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd. Although the taxes were paid on the transfer, the U.K. Tax Authorities are challenging the value assigned to such property. We have contested the charging notice. The process for resolving such a notice can be lengthy and could involve litigation. The DPT legislation provides a one-year review period; however, it requires prepayment of the charging notice to be made within 30 days of its issuance. As required, the payment of GBP 31.0 million was made on January 19, 2018.

The Company believes final resolution of the transfer value of intellectual property with the U.K. Tax Authorities is imminent. The outcome of final resolution is not expected to have a material impact on the financial statements.
We operate globally and changes in tax laws could adversely affect our results.

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions.

We are subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position.

Our tax provision could also be impacted by changes in accounting principles, and changes in U.S. federal and state or international tax laws applicable to corporate multinationals. For example, the 2017 U.S. Tax Cuts and Jobs Act (2017 Act) significantly changed income tax laws that affect U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations of the provisional amounts reflected in our financial statements. Consistent with SEC guidance, the Company has made a reasonable estimate of the effects of the 2017 Act and recorded provisional income tax expense of $214.6 million in the financial statements for fiscal 2018. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how the provisions of the 2017 Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation. As we further analyze the new law and collect relevant information to complete our computations of the related accounting impact, we may adjust the provisional amounts that could materially affect our provision for income taxes in the period in which the adjustments are made. In addition, other countries are considering fundamental tax law changes. Any changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also impact our tax liabilities.

We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

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

We manage our businesses utilizing complex integrated software and hardware information technology operating systems that are regularly maintained and upgraded; an interruption or disruption to these systems could disrupt our business or force us to incur excessive costs.

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

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.

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

If we fail to recruit, develop and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. Our success also depends on our ability to recruit, develop and retain and motivate highly skilled sales, marketing, engineering and scientific personnel. Competition for these persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel.

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

Our products and operations are subject to rigorous regulation by the FDA, and numerous other federal, state and foreign governmental authorities. In the United States, the FDA regulates virtually all aspects of medical device and pharmaceutical design, development, testing, manufacture, safety, labeling (including, for example, unique device identifier regulations), storage, recordkeeping, reporting, marketing, promotion, advertising and distribution, as well as product import and export. Our failure to comply with FDA regulations could lead to the imposition of administrative or judicial sanctions, including injunctions, fines, warning letters, suspensions or the loss of regulatory approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Our medical devices and pharmaceutical products require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices and drug products may only be marketed for the indications for which they are approved or cleared. The process of obtaining, renewing and maintaining regulatory clearances and approvals to market a medical device, particularly from the FDA, can be costly and time consuming. There can be no assurance that such clearances and approvals will be granted on a timely basis, if at all, and significant delays in the introduction of any new products or product enhancements may occur, which could adversely affect our competitive position and results of operations. In addition, the FDA and authorities in foreign jurisdictions may change their policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products, increase the cost of compliance, impose additional regulatory requirements on us, or otherwise impact our ability to market our currently approved or cleared products.

Modifications and enhancements to medical devices and drug products also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer's decision. We have made modifications and enhancements to our medical devices that we do not believe require a new clearance or application, but we cannot confirm that the FDA will agree with our decisions. If the FDA requires us to seek clearance or approval for a modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure that we will be successful in obtaining clearances or approvals for our modifications, if required.

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

We offer certain genetic testing services to help identify the likelihood of pregnancy as well as identify possible disorders or diseases of a child prior to birth. Regulatory and legislative proposals addressing oversight of genetic testing have been introduced in the United States, and we expect that new proposals will be introduced from time to time both in the United States and in foreign countries in the future. Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and regulations with respect to LDT. We believe our tests fall within the definition of an LDT. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions. However, our tests may in the future become subject to more onerous regulation by the FDA. Legislative proposals addressing the FDA’s oversight of LDTs have been introduced by Congress in the past and new legislative proposals may be introduced from time to time in the future. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s ability to enforce its medical device regulations with respect to certain LDTs is difficult to predict at this time. If the FDA ultimately begins to enforce its medical device requirements with respect to LDTs, our genetic tests may be subject to additional regulatory requirements imposed by the FDA, the nature and extent of which would depend upon applicable final guidance or regulation by the FDA or instruction by Congress. If the FDA imposes

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

significant changes to the regulation of LDTs it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

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

After a device is placed on the market, numerous regulatory requirements apply, including the FDA's QSR regulations, which require manufacturers to follow, among other things, design, testing, production, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products may have caused or contributed to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Medical device manufacturers, such as CooperVision and CooperSurgical, may, under their own initiative, recall a product if a reasonable possibility of serious injury or any material deficiency in a device is found, or withdraw a product to improve device performance or for other reasons. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Recalls of any of our products may divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. A recall could harm our reputation with customers and consumers which could reduce the sales of our products. In addition, the FDA or other foreign governmental agencies may implement enforcement actions in connection with a recall which could impair our product offerings and be harmful to our business and financial results.

Changes in legislation and government regulation of the health care industry both in the United States and internationally, as well as third-party payors' efforts to control the costs of health care could materially adversely affect our business.

The ACA made extensive changes to the delivery of health care in the United States. Among the provisions of the ACA, of greatest importance to the medical device industry and pharmaceutical industry are the following:

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

•
Absent new legislation, a 2.3 percent excise tax, currently suspended, will be reinstated as of January 1, 2020, on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which exceptions include all contact lenses;

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

These measures could result in decreased net revenues or increased expenses from our fertility, office and surgical products and decrease potential returns from our development efforts. There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

challenges and amendments to the ACA in the future. Additionally, recent reform proposals have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries. Major developments in tax policy or trade relations could have a material effect on our balance sheet and results of operations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

The Medical Devices Regulation will, however, only become applicable in 2020 and the In-Vitro Diagnostic Medical Devices Regulation will become applicable in 2022. Once applicable, the new regulations will among other things:

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We are also subject to laws and regulations in countries other than United States covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the processing of personal data. The new EU-wide General Data Protection Regulation (GDPR) entered into force in May 2016 and became applicable on May 25, 2018, replacing the current data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Item 1B. Unresolved Staff Comments.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2018. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 224,533 square feet in the United Kingdom, 164,946 square feet in Costa Rica, 63,787 square feet in Denmark, 73,434 square feet in New York, and 33,630 square feet in Texas. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States:
California	103,990	Executive offices; CooperVision research & development and administrative offices
New York	427,331	CooperVision marketing, distribution and administrative offices; CooperSurgical manufacturing
Connecticut	265,437	CooperSurgical manufacturing, marketing, distribution, research & development and administrative offices
Texas	36,113	CooperSurgical manufacturing
Puerto Rico	509,284	CooperVision manufacturing and distribution
Costa Rica	164,946	CooperVision and CooperSurgical manufacturing and office
Brazil	16,576	CooperVision marketing and distribution
Canada	21,055	CooperVision and CooperSurgical office
Other Americas	198,991	CooperVision marketing and distribution; CooperSurgical manufacturing and marketing

EMEA
United Kingdom	792,529	CooperVision manufacturing, marketing, distribution, research & development and administrative offices; CooperSurgical marketing
Hungary	333,470	CooperVision manufacturing and marketing
Belgium	256,478	CooperVision distribution
Spain	180,058	CooperVision distribution and administrative offices; CooperSurgical marketing
Denmark	94,585	CooperSurgical manufacturing, marketing, administrative, research and development offices
Other EMEA	167,124	CooperVision and CooperSurgical marketing and distribution

ASIA PACIFIC
Japan	98,015	CooperVision marketing, distribution and administrative offices; CooperSurgical marketing
Australia	43,416	CooperVision manufacturing, marketing, distribution and administrative offices; CooperSurgical marketing
Other Asia Pacific	74,473	CooperVision and CooperSurgical marketing and distribution

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

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company does not believe that the ultimate resolution of these proceedings or claims pending against it could have a material adverse effect on its financial condition or results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 450, Contingencies. Legal fees are expensed as incurred.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” At November 30, 2018, there were 355 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of $2.9 million in each of fiscal 2018 and 2017. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on Cooper common stock with the cumulative total return of the Standard & Poor 500 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2018. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2013, and assumes that all dividends were reinvested.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc.,
the S&P 500 Index and the S&P Health Care Equipment Index

*$100 invested on 10/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	October 2013	October 2014	October 2015	October 2016	October 2017	October 2018
The Cooper Companies, Inc.	$100.00	$126.90	$118.01	$136.41	$186.22	$200.26
S&P 500	$100.00	$117.27	$123.37	$128.93	$159.40	$171.11
S&P Health Care Equipment	$100.00	$124.58	$135.85	$153.67	$192.06	$225.13

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The Company's share repurchase activity during the three-month period ended October 31, 2018, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
8/1/18 – 8/31/18	—	$—	—	$563,500,000
9/1/18 – 9/30/18	—	$—	—	$563,500,000
10/1/18 – 10/31/18	—	$—	—	$563,500,000
Total	—		—

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

During the fiscal year ended October 31, 2018, there were no repurchases of shares of common stock under the repurchase program. At October 31, 2018, approximately $563.5 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2018, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of October 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	1,692,007	$160.31	1,572,390
Equity compensation plans not approved by shareholders	—	—	—
Total	1,692,007	$160.31	1,572,390

(1) The amount of total securities to be issued under Company equity plans upon exercise of outstanding options, warrants and rights shown in Column A includes 487,314 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based vesting periods. The total also includes 117,695 shares representing the maximum number of shares that may be issued subject to Performance Share Awards outstanding as of the end of the fiscal year. Restricted Stock Units and Performance Share Awards do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B.

(2) Includes information with respect to the Third Amended and Restated 2007 Long-Term Incentive Plan for Employees of the Cooper Companies, Inc. (2007 LTIP), which was approved by stockholders on March 17, 2016, and provides for the issuance of up to 6,930,000 shares of Common Stock, and the Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of the Cooper Companies, Inc. (2006 Directors Plan), which was approved by stockholders on March 16, 2011 and provides for the issuance of up to 950,000 shares of Common Stock. As of October 31, 2018, 1,441,896 shares remained available under the 2007 LTIP and 130,494 shares remained available under the 2006 Directors Plan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In millions, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Operations
Net sales	$2,532.8	$2,139.0	$1,966.8	$1,797.1	$1,717.8
Gross profit	$1,632.3	$1,365.8	$1,173.1	$1,070.3	$1,091.6
Income before income taxes	$331.9	$394.0	$295.6	$215.5	$296.5
Net income attributable to Cooper stockholders	$139.9	$372.9	$273.9	$203.5	$269.9
Diluted earnings per share attributable to Cooper stockholders	$2.81	$7.52	$5.59	$4.14	$5.51
Number of shares used to compute diluted earnings per share	49.7	49.6	49.0	49.2	49.0
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06
Consolidated Financial Position
Current assets	$1,090.9	$953.2	$937.1	$844.0	$791.6
Property, plant and equipment, net	976.0	910.1	877.7	967.1	937.3
Goodwill	2,392.1	2,354.8	2,164.7	2,197.1	2,220.9
Other intangible assets, net	1,521.3	504.7	441.1	411.1	453.6
Deferred tax assets and other assets	132.5	135.9	58.0	43.2	54.9
	$6,112.8	$4,858.7	$4,478.6	$4,462.5	$4,458.3
Short-term debt	$37.1	$23.4	$226.3	$243.8	$101.5
Other current liabilities	499.4	372.7	316.9	331.7	340.7
Long-term debt	1,985.7	1,149.3	1,107.4	1,105.4	1,280.8
Long-term tax payable	141.5	—	—	—	—
Other liabilities	141.3	137.5	132.1	111.8	146.9
Total liabilities	2,805.0	1,682.9	1,782.7	1,792.7	1,869.9
Stockholders' equity	3,307.8	3,175.8	2,695.9	2,669.8	2,588.4
	$6,112.8	$4,858.7	$4,478.6	$4,462.5	$4,458.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for fiscal 2018 compared with fiscal 2017 and the results of our operations for fiscal 2017 compared with fiscal 2016. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, global tax reform, debt concerns, the uncertainty caused by the United Kingdom's upcoming withdrawal from the European Union, and the trend of consolidations within the health care industry, impact our current performance and continue to represent a risk to our future performance.
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
CooperVision acquired the following entities during fiscal 2018:

•	Blueyes on January 4, 2018 - a long-standing distribution partner, which has a leading position in the distribution of contact lenses to the optical and pharmacy sector in Israel

•	Paragon Vision Sciences on December 1, 2017 - a leading provider of ortho-k specialty contact lenses and oxygen permeable rigid contact lens materials
CooperVision acquired the following entities in fiscal 2017:

•	Procornea on August 3, 2017 - a Netherlands based manufacturer of specialty contact lenses, which expanded CooperVision's access to myopia (nearsightedness) management markets with new products

•	Grand Vista LLC on June 30, 2017 - a distributor in Russia of soft contact lenses
Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses within the daily, two-week and monthly modalities along with manufacturing some of these lenses as toric and/or multifocal lenses, including but not limited to Biofinity®, MyDay®, Avaira Vitality® and clariti®. Single-use lenses are designed for daily replacement and frequently replaced lenses are designed for two-week or monthly replacement. We expect increasing demand for clariti® 1day and MyDay® products, as well as future single-use products.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperSurgical - Our CooperSurgical business competes in the general health care market with a focus on advancing the health of women, babies and families through a diversified portfolio of products and services focusing on women's health, fertility, diagnostics and contraception. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model.
CooperSurgical acquired the following entities and assets during fiscal 2018:

•
LifeGlobal Group on April 3, 2018 - a privately held company that specializes primarily in IVF media. LifeGlobal’s product categories include media products, IVF laboratory air filtration products and dishware. This acquisition fits CooperSurgical product portfolio and strengthens our fertility media offerings

•
PARAGARD on November 1, 2017 - CooperSurgical acquired the assets of the PARAGARD IUD business from Teva for $1.1 billion. PARAGARD broadens and strengthens CooperSurgical's current women's health product portfolio and it is the only non-hormonal, long lasting, reversible contraceptive option approved by the FDA and available in the United States. IUDs represent a large and growing segment of the contraceptive market and this acquisition allows CooperSurgical to accelerate growth providing opportunities for operational synergies.

In fiscal 2017, CooperSurgical acquired Wallace within Fertility, the IVF segment of Smiths Medical International Ltd. Wallace manufactures a range of IVF and ob/gyn products.
We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of women's health, fertility, diagnostics and contraception.
In the second quarter of fiscal 2018, CooperSurgical recognized an impairment charge of $24.4 million on the intangible assets acquired from Recombine Inc. (Recombine) as the cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. CooperSurgical acquired Recombine in fiscal 2016, a clinical genetic testing company specializing in carrier screening. In connection with the impairment charge, on June 1, 2018, CooperSurgical announced the exit of the carrier screening and non-invasive prenatal testing (NIPT) product lines in fertility. Exit and restructuring charges which were substantially completed at the end of fiscal 2018, consisted primarily of compensation and benefits to terminated employees, were approximately $10.0 million. The net loss from both product lines are not material to the Company's consolidated results of operations.
Capital Resources - At October 31, 2018, we had $77.7 million in cash, primarily outside the United States, and $560.5 million available under our 2016 Revolving Credit Facility (as defined below). On October 31, 2018, we had $125.0 million outstanding on the $830.0 million 2016 Term Loan Facility (as defined below), and we had the full amount of $1.425 billion outstanding under the 2017 Term Loan Agreement (as defined below).
On November 1, 2018, subsequent to our fiscal year ended October 31, 2018, the Company entered into a 364-day, $400.0 million senior unsecured term loan which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility. See Note 14. Subsequent Event of the Consolidated Financial Statements for additional information.
On November 1, 2017, we entered into a $1.425 billion syndicated Term Loan Agreement (2017 Term Loan Agreement) which matures on November 1, 2022, to fund the acquisition of PARAGARD, to partially repay outstanding amounts under the 2016 Revolving Credit Facility, and for general corporate purposes. On March 1, 2016, we entered into a syndicated revolving Credit and Term Loan Agreement

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(the 2016 Credit Agreement). This agreement, maturing on March 1, 2021, provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in the aggregate principal amount of $830.0 million (the 2016 Term Loan Facility). We paid down $705.0 million of the 2016 Term Loan Facility in the fiscal fourth quarter of 2018 and had $125.0 million outstanding at October 31, 2018. See Note 4. Debt of the Consolidated Financial Statements for additional information.

The Company believes that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet the Company’s anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this annual report. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2018 Compared with 2017

Highlights: 2018 vs. 2017

•	Gross margin remained at 64% of net sales compared with 64% in fiscal 2017

•	Operating income decreased 6% to $403.1 million from $429.1 million, primarily due to an increase in amortization expenses as a result of acquisitions and a non-recurring impairment charge

•	Interest expense increased to $82.7 million from $33.4 million due to higher debt balance in connection with acquisitions and higher interest rates

•	Diluted earnings per share decreased 63% to $2.81 from $7.52 due to U.S. tax reform charges, an increase in amortization expense and a non-recurring impairment charge

•	Operating cash flow $668.9 million increased 12.7% from $593.6 million

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2018	2017	2018 vs. 2017 % Change in Absolute Values
Net sales	100%	100%	18%
Cost of sales	36%	36%	16%
Gross profit	64%	64%	20%
Selling, general and administrative expense	38%	37%	22%
Research and development expense	3%	3%	23%
Amortization of intangibles	6%	3%	114%
Impairment of intangibles	1%	—	—
Operating income	16%	20%	(6)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales Growth by Business Unit

($ in millions)	2018	2017	Increase	2018 vs 2017 % Change
CooperVision	$1,882.0	$1,674.1	$207.9	12%
CooperSurgical	650.8	464.9	185.9	40%
Net Sales	$2,532.8	$2,139.0	$393.8	18%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects.

•
Toric and multifocal lenses including lenses that, in addition to correcting near- and farsightedness, address more complex visual defects such as astigmatism and presbyopia by adding optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

CooperVision Net Sales by Category

($ in millions)	2018	2017	2018 vs. 2017 % Change
Toric	$591.4	$526.8	12%
Multifocal	196.6	177.2	11%
Single-use spheres	520.1	438.3	19%
Non single-use sphere, other	573.9	531.8	8%
	$1,882.0	$1,674.1	12%

In the fiscal year ended October 31, 2018:

•	Toric and multifocal lenses grew primarily through the success of Biofinity, clariti and MyDay

•	Single-use sphere lenses growth was primarily attributed to clariti and MyDay lenses

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Non single-use spheres grew primarily on sales of Biofinity

•
Increased sales of silicone hydrogel products were partially offset by lower sales of older hydrogel products. Total silicone hydrogel products grew 19% in fiscal 2018, representing 69% of net sales compared to 65% in the prior fiscal year

•	"Other" products primarily include lens care which represent 2% of net sales in fiscal 2018 compared to 3% in prior fiscal year

•	Foreign exchange rates positively increased sales by $43.9 million in fiscal 2018, primarily attributable to the Euro and British Pound

•	Sales growth was driven primarily by increases in the volume of lenses sold. Average realized prices by product did not materially influence sales growth
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA and Asia Pacific.

($ in millions)	2018	2017	2018 vs. 2017 % Change
Americas	$722.9	$675.4	7%
EMEA	744.3	651.2	14%
Asia Pacific	414.8	347.5	19%
	$1,882.0	$1,674.1	12%

CooperVision's regional growth was primarily attributed to market gains of silicone hydrogel contact lenses and positive foreign exchange rates in EMEA. Refer to CooperVision Net Sales by Category above for further discussion.
CooperSurgical Net Sales by Category
CooperSurgical supplies the family health care market with a diversified portfolio of products and services for use in surgical and other medical procedures that are performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and the medical office. Fertility offerings include highly specialized products and services that target the IVF process, including diagnostics testing with a goal to make fertility treatment safer, more efficient and convenient.
The chart below shows the percentage of net sales of office and surgical products and fertility:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The change in product mix was attributable to recent acquisitions, primarily PARAGARD which increased the revenue of office and surgical products.

Year Ended October 31, ($ in millions)	2018	2017	2018 vs. 2017 % Change
Office and surgical procedures	$400.4	$214.7	86%
Fertility	250.4	250.2	—%
	$650.8	$464.9	40%

In the fiscal year ended October 31, 2018:

•	CooperSurgical’s net sales growth was primarily due to incremental revenues from the acquisition of PARAGARD IUD, which is categorized in office and surgical products

•
Fertility net sales remained relatively flat in fiscal 2018 compared to the prior year primarily due to increased sales of IVF equipment and consumables and incremental revenue from LifeGlobal, offset by reduction of revenue from genetic testing primarily from the exit of NIPT and carrier screening product lines in the third quarter of fiscal 2018

•	Office and surgical products increased compared to prior year periods due to continued growth in surgical products and recently acquired products, primarily PARAGARD

•	Unit growth and product mix positively impacted sales growth

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2017 Compared with 2016

Highlights: 2017 vs. 2016

•	Gross margin increased to 64% of net sales compared with 60% in fiscal 2016

•	Operating income increased 32% to $429.1 million from $324.1 million

•	Interest expense increased to $33.4 million from $26.2 million

•	Diluted earnings per share increased 35% to $7.52 from $5.59

•	Operating cash flow increased 16% to $593.6 million from $509.6 million

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2017	2016	2017 vs. 2016 % Change in Absolute Values
Net sales	100%	100%	9%
Cost of sales	36%	40%	(3)%
Gross profit	64%	60%	16%
Selling, general and administrative expense	37%	37%	11%
Research and development expense	3%	3%	6%
Amortization of intangibles	3%	3%	13%
Operating income	20%	16%	32%

Net Sales Growth by Business Unit

($ in millions)	2017	2016	Increase	2017 vs 2016 % Change
CooperVision	$1,674.1	$1,577.2	$96.8	6%
CooperSurgical	464.9	389.6	75.4	19%
Net Sales	$2,139.0	$1,966.8	$172.2	9%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperVision Net Sales by Category

($ in millions)	2017	% Net Sales	2016	%Net sales	2017 vs. 2016 % Change
Toric	$526.8	31%	$480.2	30%	10%
Multifocal	177.2	11%	169.8	11%	4%
Single-use spheres	438.3	26%	403.1	26%	9%
Non single-use sphere, other	531.8	32%	524.1	33%	1%
	$1,674.1	100%	$1,577.2	100%	6%

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

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA and Asia Pacific.
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

2018 Compared to 2017 and 2017 Compared to 2016
Gross Margin

Gross Margin	2018	2017	2016
CooperVision	66%	65%	59%
CooperSurgical	61%	60%	62%
Consolidated	64%	64%	60%
CooperVision's increase in gross margin in fiscal 2018 compared to fiscal 2017 was primarily due to:

•	an increase in sales of higher margin products including Biofinity;

•	the favorable impact to revenue from exchange rate fluctuations, primarily attributable to the Euro and British Pound; and

•	was offset by $10.1 million of primarily product transition and integration costs in fiscal 2018.
CooperVision's increase in gross margin in fiscal 2017 compared to fiscal 2016 was primarily due to:

•	an increase in sales of higher margin products including Biofinity;

•	the favorable currency impact to CooperVision's cost of sales primarily led by the weakening of the British pound compared to the United States dollar; and

•
was offset by $10.9 million of primarily incremental costs associated with the impact of Hurricane Maria on our Puerto Rico manufacturing facility, $5.7 million of product write off costs related to the product transition from Avaira sphere to Avaira Vitality, and $0.6 million of facility start up in fiscal 2017. Fiscal 2016 gross margin was also negatively impacted by higher restructuring and integrations costs.

CooperSurgical's gross margin in fiscal 2018 was positively impacted by the inclusion of our PARAGARD IUD product with higher gross margin; however, it was offset by:

•	$49.3 million of inventory step-up relating to the PARAGARD and LifeGlobal acquisitions; and

•	$16.2 million of primarily integration and acquisition costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperSurgical’s decrease in gross margin in fiscal 2017, compared to fiscal 2016 was primarily due to a change in product mix arising from sales of acquired lower margin fertility products and services. Cost of sales included $5.8 million of integration costs compared to $4.4 million in fiscal 2016.
Selling, General and Administrative Expense (SGA)

($ in millions)	2018	% Net Sales	2018 vs. 2017 % Change	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales
CooperVision	$657.2	35%	13%	$583.5	35%	9%	$535.3	34%
CooperSurgical	259.3	40%	55%	167.8	36%	19%	141.6	36%
Corporate	56.8	—	19%	47.8	—	4%	45.9	—
	$973.3	38%	22%	$799.1	37%	11%	$722.8	37%
CooperVision's sequential increase in SGA in fiscal 2018, compared to fiscal 2017 and 2016 was due to investments to support our long-term objectives, including increased headcount, investments in information technology and higher distribution expenses to support revenue growth. CooperVision's SGA in fiscal 2018 included $8.7 million of integration and third-party consulting costs.
CooperVision's SGA in fiscal 2017 included $9.1 million of legal costs related to Unilateral Pricing Policy (UPP) and $4.7 million of acquisition and integration costs, compared to $2.9 million of UPP costs and $9.0 million of restructuring and integration costs in fiscal 2016.
The increases in CooperSurgical's SGA in the fiscal 2018 compared to fiscal 2017 in absolute dollars and as a percentage of sales were primarily due to the addition of PARAGARD marketing expenses and sales headcount investment to support growth. CooperSurgical's SGA in fiscal 2018, included approximately $10.0 million of carrier screening and NIPT exit costs and $24.0 million primarily related to acquisition and integration expenses of acquired companies.
The increase in CooperSurgical's SGA in fiscal 2017 compared to fiscal 2016 in absolute dollars was primarily due to the inclusion of operating expenses of acquired companies and investment in headcount to support growth. CooperSurgical's SGA included $16.3 million primarily related to acquisition and integration expenses of acquired companies compared to $11.3 million in fiscal 2016.
The increases in Corporate SGA in fiscal 2018 compared to fiscal 2017 were primarily due to $6.2 million of compensation costs related to executives' retirements. The increase in fiscal 2017 compared to fiscal 2016 was primarily due to share based compensation related expenses.
Research and Development Expense (R&D)

($ in millions)	2018	% Net Sales	2018 vs. 2017 % Change	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales
CooperVision	$54.3	3%	15%	$47.3	3%	1%	$46.9	3%
CooperSurgical	30.5	5%	40%	21.9	5%	18%	18.5	5%
	$84.8	3%	23%	$69.2	3%	6%	$65.4	3%
In fiscal 2018, CooperVision's R&D increased mainly due to increased costs from acquisitions and increase clinical studies. As a percentage of sales, R&D expense remained flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and product enhancements. CooperVision's R&D expense remained relatively flat in fiscal 2017 compared to fiscal 2016.
The sequential increases in CooperSurgical's R&D in fiscal 2018 compared to fiscal 2017 and 2016 were primarily due to acquisitions, increased investment and activities in developing new products and services

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

and upgrades of existing products. As a percentage of sales, R&D expense remained flat. CooperSurgical's R&D activities include diagnostics, IVF product development and the design and upgrade of surgical procedure devices.
Amortization of Intangibles

($ in millions)	2018	% Net Sales	2018 vs. 2017 % Change	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales
CooperVision	$43.6	2%	19%	$36.7	2%	(9)%	$40.1	3%
CooperSurgical	103.1	16%	224%	31.7	7%	54%	20.7	5%
	$146.7	6%	114%	$68.4	3%	13%	$60.8	3%
The increases in amortization expense in fiscal 2018 compared to fiscal 2017 and 2016 were primarily due to amortization of intangible assets acquired in recent acquisitions in CooperVision and CooperSurgical, primarily PARAGARD which increased amortization expense by $70.8 million.

Impairment of Intangible Assets

In the second quarter of fiscal 2018, CooperSurgical recognized an impairment charge of $24.4 million on the intangible assets acquired from Recombine Inc. as the cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. CooperSurgical acquired Recombine Inc., a clinical genetic testing company specializing in carrier screening, in fiscal 2016. In connection with the impairment charge, on June 1, 2018, CooperSurgical announced the exit of the carrier screening and NIPT product lines in fertility. Exit and restructuring charges which were substantially completed at the end of fiscal 2018, consisted primarily of compensation and benefits to terminated employees, were approximately $10.0 million. The net loss from both product lines are not material to the Company's consolidated results of operations.
Operating Income

($ in millions)	2018	% Net Sales	2018 vs. 2017 % Change	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales
CooperVision	$479.8	25%	15%	$418.4	25%	35%	$309.8	20%
CooperSurgical	(19.9)	(3)%	(134)%	58.5	13%	(3)%	60.2	15%
Corporate	(56.8)	—	(19)%	(47.8)	—	(4)%	(45.9)	—
	$403.1	16%	(6)%	$429.1	20%	32%	$324.1	16%
The decrease in consolidated operating income in fiscal 2018 compared to fiscal 2017 was primarily due to the increase in amortization expense from the PARAGARD intangible assets, impairment of intangible asset and investments in SGA in both businesses, partially offset by the increase in consolidated gross margin.
The increase in consolidated operating income in fiscal 2017 compared to fiscal 2016 in absolute dollars and as a percentage of net sales was primarily due to the increase in consolidated gross margins and lower restructuring and integration costs in CooperVision compared to fiscal 2016. This was partially offset by a decrease in CooperSurgical operating income due to higher operating expenses relating to acquisitions and investments to support growth.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

($ in millions)	2018	% Net Sales	2018 vs. 2017 % Change	2017	% Net Sales	2017 vs. 2016 % Change	2016	% Net Sales
Interest expense	$82.7	3%	147%	$33.4	2%	28%	$26.2	1%
The increase in interest expense in fiscal 2018 compared to fiscal 2017 in absolute dollars and as a percentage of sales reflects higher average debt balances mainly due to the $1.425 billion term loan entered into on November 1, 2017 to primarily fund the PARAGARD acquisition and higher interest rates. Fiscal 2018 interest expense also included $2.5 million write off of debt issuance costs related to partial prepayments of the 2016 term loan and $1.7 million of Bridge Loan Facility fees that were incurred related to the PARAGARD acquisition.
The increase in interest expense in fiscal 2017 compared to fiscal 2016 in absolute dollars and as a percentage of sales reflect higher average debt balances as a result of debt incurred in connection with acquisitions as well as higher interest rates. Fiscal 2017 interest expense also included $2.2 million of Bridge Loan Facility fees that were incurred related to the PARAGARD acquisition.
Other (Income) Expense, Net

Years Ended October 31, (In millions)	2018	2017	2016
Foreign exchange loss	$3.4	$1.4	$1.6
Other (income) expense, net	(14.9)	0.3	0.7
	$(11.5)	$1.7	$2.3
Foreign exchange loss primarily resulted from the revaluation and settlement of foreign currencies-denominated balances. Other income in fiscal 2018 is primarily from the realization of a Puerto Rico research and development credit of $14.2 million as we had the intent and ability to sell the credit.
Other expense in fiscal 2017 includes a $0.2 million foreign exchange loss on forward contracts related to an acquisition. Other expense in fiscal 2016 includes a $0.6 million foreign exchange loss on forward contracts related to an acquisition and a $0.4 million loss related to extinguishment of debt.
Provision for Income Taxes
The Company’s effective tax rate (ETR) was 57.9%, 5.3% and 7.0% for fiscal 2018, 2017 and 2016, respectively. The ETR in fiscal 2018 increased in comparison to fiscal 2017 primarily due to the net charge related to the enactment of the 2017 Act which was partially offset by a shift in the geographic mix of income. The ETR in fiscal 2017 decreased in comparison to fiscal 2016 due to the shift in the geographic mix of income as well as excess tax benefits from share-based compensation.
The ETR for 2018 was greater than the U.S. federal statutory tax rate primarily due to the tax expense related to the enactment of the 2017 Act. The ETR for 2017 and 2016 was less than the U.S. federal statutory tax rate because a majority of our taxable income was earned in foreign jurisdictions with lower tax rates. The ratio of domestic income to worldwide income significantly impacted our overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States. The foreign jurisdictions with lower tax rates compared to the U.S. federal statutory tax rate that had the most significant impact on our provision for foreign income taxes in the fiscal years presented include the United Kingdom, Barbados and Puerto Rico. See Note 5. Income Taxes of the Consolidated Financial Statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, in December 2017, the SEC provided regulatory guidance for accounting referred to as Staff Accounting Bulletin (SAB) 118. Under the guidance in SAB 118, the income tax effects for which the accounting under ASC 740 is incomplete, are reported as a provisional amount based on a reasonable estimate. The reasonable estimate is subject to adjustment during a "measurement period," not to exceed one year, until the accounting is complete. The estimate is also subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provision, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of tax returns. The Company recorded a provisional charge for fiscal 2018, utilizing the most recent information and guidance available related to the calculation of the tax liability and the impact to its deferred tax assets and liabilities, including those recorded for foreign, local and withholding taxes that the Company assessed as of October 31, 2018. The provisional charge may require further adjustments and changes as new guidance is made available. Revisions to the provisional charge may be material to the Company's financial results and will be recorded in the quarter in which we complete the analysis.
Share-Based Compensation Plans

We grant various share-based compensation awards, including stock options, performance shares and restricted stock units. The share-based compensation and related income tax benefit recognized in the Consolidated Financial Statements in fiscal 2018 was $43.2 million and $8.8 million, respectively, compared to $37.2 million and $11.4 million, respectively, in fiscal 2017. As of October 31, 2018, there was $79.2 million of total unrecognized share-based compensation cost related to non-vested awards. See Note 8. Stock Plans of the Consolidated Financial Statements for additional information.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2018 would have increased by approximately $5.69. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2018 would have increased by approximately $1.91.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2018 Highlights

•	Operating cash flow $668.9 million up from $593.6 million in fiscal 2017

•	Expenditures for purchases of property, plant and equipment $193.6 million up from $127.2 million in fiscal 2017

•	Cash payments for acquisitions and others, $1,323.9 million compared to $254.1 million in fiscal 2017

•	Total debt, net of debt issuance cost at $2.02 billion at the end of fiscal 2018 compared to $1.17 billion at the end of fiscal 2017
Comparative Statistics

Years Ended October 31, ($ in millions)	2018	2017
Cash and cash equivalents	$77.7	$88.8
Total assets	$6,112.8	$4,858.7
Working capital	$554.4	$557.1
Total debt	$2,022.8	$1,172.7
Stockholders’ equity	$3,307.8	$3,175.8
Ratio of debt to equity	0.61:1	0.37:1
Debt as a percentage of total capitalization	38%	27%
Working Capital
The decrease in working capital at the end of fiscal 2018 from the end of fiscal 2017 was primarily due to an increase in accrued and other current liabilities ($122.4 million) mainly due to an increase in charge backs, an increase in short term notes payable ($13.7 million), an increase in accounts payable ($4.3 million) and a decrease in cash and cash equivalents ($11.1 million). This was partially offset by an increase in accounts receivable ($58.1 million) from increased revenue, an increase in prepayments and other current assets ($76.0 million) primarily from the $42.0 million (GBP 31 million) payment to U.K. Tax Authorities relating to DPT, and an increase in inventories ($14.7 million).
At October 31, 2018, our inventory months on hand were 6.3 compared to 6.5 at October 31, 2017. The $14.7 million increase in inventories was primarily due to increase in finished goods and raw materials to support product launches and production levels. Our days sales outstanding (DSO) remained flat at 53 days at October 31, 2018 and at October 31, 2017.

We have reviewed our needs in the United States and have determined there is sufficient cash to fund working capital without repatriating cash from our foreign subsidiaries. For purposes of recording the provisional tax expense for the year ended October 31, 2018, we are no longer asserting that earnings from our foreign subsidiaries are indefinitely reinvested. However, the Company has not completed its analysis and will make a final decision within the measurement period. If the Company changes its assertion to not indefinitely reinvest foreign earnings, there will be more flexibility in using the cash from our foreign operations to fund future working capital in the United States.

Accounts Receivable Factoring Program - We may factor certain designated trade receivables with one or more third party financial institutions pursuant to a factoring agreement. These are non-recourse factoring arrangements to assist us in managing operating cash flow and meet the requirements to be accounted for

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

as sales in accordance with the “Transfers and Servicing” guidance in ASC 860, where the Company’s continuing involvement subsequent to the transfer is limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. See Note 1. Accounting Policies of the Consolidated Financial Statements for additional information.

Operating Cash Flow

Cash flow provided by operating activities in fiscal 2018 is one of our major sources of liquidity, at $668.9 million compared to $593.6 million in fiscal 2017 and $509.6 million in fiscal 2016. Cash provided by operating activities increased by $75.3 million in fiscal 2018. This increase in cash flow provided by operating activities primarily consists of an increase of $182.5 million in non-cash items, from $226.9 million in the fiscal 2017 to $409.4 million in fiscal 2018, and increase in assets and liabilities of $125.8 million. This increase was offset by a decrease in net income of $233.0 million from $372.9 million in fiscal 2017 to $139.9 million in fiscal 2018, primarily due to $214.6 million of provisional tax expense related to the 2017 Act.

The $182.5 million increase from non-cash items compared to fiscal 2017 is primarily due to a $86.7 million increase in depreciation and amortization, a $50.5 million release of a fair value adjustment to inventory acquired mainly from PARAGARD, impairment of intangibles of $24.4 million and an increase in share-based compensation expense of $6.0 million.

The $125.8 million increase in the net cash from changes in assets and liabilities compared to fiscal 2017 is mainly due to an increase in long-term liabilities of $150.7 million, primarily from a provisional tax liability for the mandatory deemed repatriation of deferred foreign earnings under the 2017 Act of $141.5 million, a $25.9 million increase in the net changes of inventories, driven by acquisitions and higher raw materials to support production levels, and a $62.3 million increase in accrued liabilities mainly due to increase in charge backs. This increase is partially offset by a $34.4 million decrease in net changes in receivables, a $51.1 million decrease in changes to prepayments and other assets primarily due to a $42.0 million payment to the U.K. Tax Authorities, a $22.1 million decrease in net changes to accounts payable and a $5.5 million decrease in accrued income taxes.

Cash flow provided by operating activities in fiscal 2017 was at $593.6 million compared to $509.6 million in fiscal 2016. Fiscal 2017 results include $372.9 million of net income and non-cash items primarily made up of $188.4 million related to depreciation and amortization, $37.2 million of share-based compensation and $6.1 million of loss on disposal of property, partially offset by $7.1 million related to deferred income taxes. Cash flow from operating capital reflect the changes in operating assets and liabilities, which are primarily a $25.1 million increase in accounts receivable, driven by higher revenue, an increase in inventories of $30.9 million, driven by higher raw materials to support production levels and inventories from acquisitions, and other assets of $13.8 million, offset by an increase in accounts payable of $25.0 million, an increase in accrued expenses of $18.9 million, and an increase in other long term liabilities of $9.8 million. The $84.0 million increase in cash flows provided by operating activities in fiscal 2017 compared to fiscal 2016 is primarily due to the increase in net income and inclusion of excess tax benefit from share based compensation awards in operating activities from the adoption of ASU2016-09.
Investing Cash Flow

Cash used in investing activities increased by $1,136.2 million to $1,517.5 million in fiscal 2018. The increase was driven by a $66.4 million increase in capital expenditures, primarily to invest in the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

expansion of distribution and manufacturing capacity, and an increase in payments for business and asset acquisitions of $1,069.8 million. The increase in payments related to acquisitions was largely due to the acquisition of PARAGARD as discussed in Outlook above and in Note 2. Acquisitions of the Consolidated Financial Statements.

Cash used in investing activities of $381.3 million in fiscal 2017 was for capital expenditures of $127.2 million primarily to increase manufacturing capacity and payments of $254.1 million primarily related to acquisitions in fiscal 2017. In fiscal 2017, payments related to the acquisitions are Procornea Holding B.V, Wallace and Grand Vista LLC.
Financing Cash Flow
Cash provided by financing activities increased by $1,072.3 million to $844.4 million in fiscal 2018. The increase was driven by a $1,012.1 million increase of net proceeds from short and long-term debt primarily due to additional debt taken on to fund the PARAGARD acquisition, and $7.1 million increase in net proceeds related to share-based compensation awards. No share repurchases were made in fiscal 2018 compared to $55.0 million in fiscal 2017.
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
The 2017 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2017 Term Loan Agreement) consistent with the 2016 Credit Agreement. As defined, in both the 2017 Term Loan Agreement and the 2016 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At October 31, 2018, we were in compliance with the Interest Coverage Ratio at 10.66 to 1.00 and the Total Leverage Ratio at 2.21 to 1.00.

At October 31, 2018, we had $1.425 billion outstanding under the 2017 Term Loan Agreement, $125.0 million outstanding under the 2016 Term Loan Facility and $560.5 million available under the 2016 Revolving Credit Facility.

At October 31, 2018, we had $77.7 million in cash & cash equivalents, predominantly outside the United States.

On November 1, 2018, subsequent to the fiscal year ended October 31, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility. See Note 14. Subsequent Event of the Consolidated Financial Statements for additional information.

Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

and may be discontinued at any time. We did not repurchase any shares during fiscal 2018. At October 31, 2018, we had remaining authorization to repurchase $563.5 million of our common stock
During fiscal 2017, we repurchased 108 thousand shares of our common stock for $25.5 million at an average purchase price of $237.12 per share in the fourth quarter of fiscal 2017; and repurchased 150 thousand shares of our common stock for $29.5 million at an average purchase price of $196.82 per share in the second quarter of fiscal 2017. We did not repurchase any shares during fiscal 2016.
OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2018, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2019	2020 & 2021	2022 & 2023	2024 & Beyond
Contractual obligations:
Long-term debt	$1,989.2	$—	$564.2	$1,425.0	$—
Interest payments	228.0	62.0	116.0	50.0	—
Operating leases	304.2	37.5	60.6	46.4	159.7
Transition tax on unremitted foreign earnings and profits (1)	153.8	12.3	24.6	24.6	92.3
Total contractual obligations	2,675.2	111.8	765.4	1,546.0	252.0
Commercial commitments:
Stand-by letters of credit	4.7	4.7	—	—	—
Total	$2,679.9	$116.5	$765.4	$1,546.0	$252.0

(1) As of October 31, 2018, we had recorded $153.8 million of income tax liabilities related to the provisional one-time transition tax that resulted from the enactment of the 2017 Act, which will be payable in eight annual installments. The first installment is classified as a current income tax payable on our consolidated balance sheet. The remaining installment amounts will be equal to 8% of the total liability, payable in fiscal 2020 through 2023, 15% in fiscal year 2024, 20% in fiscal year 2025, and 25% in fiscal year 2026.

The expected future benefit payments for pension plans through 2028 are disclosed in Note 9. Employee Benefits of the Consolidated Financial Statements.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, about $68.9 million of our long-term income taxes payable have been excluded from the table above. However, other long-term liabilities, included in our consolidated balance sheet, include these uncertain tax positions. See Note 5. Income Taxes of the Consolidated Financial Statements for additional information.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. Accounting Policies of the Consolidated Financial Statements.

Estimates and Critical Accounting Policies

Management estimates and judgments are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe that the critical accounting policies described in this section address the more significant estimates required of management when preparing the Consolidated Financial Statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods.

•
Revenue recognition - We recognize product net sales, net of discounts, returns and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well CooperSurgical's office and surgical products, fertility and diagnostic products and services, this occurs when title and risk of ownership transfers to our customers, and/or when services are rendered. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, chargebacks, rebates and specifically established customer product return programs. We record taxes collected from customers on a net basis, as these taxes are not included in net sales.

•
Valuation of goodwill - We evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2018, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2017 and concluded that we had no impairment of goodwill in that year.

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
We test goodwill impairment in accordance with ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. We perform a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the carrying amount which exceeds the reporting unit's fair value. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business.

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

As part of the process of preparing the Consolidated Financial Statements, we must estimate our income tax expense for each of the jurisdictions in which we operate. This process requires significant management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. To determine the tax rate, we are required to estimate full-year income and the related income tax expense in each jurisdiction. We update the estimated effective tax rate for the effect of significant unusual items as they are identified. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.

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
We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. We are exposed to risks caused by changes in foreign exchange, primarily to the British pound sterling, euro, Japanese yen, Danish krone, Swedish krona, Australian dollar and Canadian dollar. Although we may enter into foreign exchange agreements with financial institutions to reduce our nonfunctional currency exposure, these hedging transactions do not eliminate that risk entirely. At October 31, 2018, a uniform hypothetical 5% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease in approximately $30.0 million in operating income for the fiscal year ended October 31, 2018. For additional information, see Item 1A. Risk Factors - "Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.” and See Note 1. Accounting Policies of the Consolidated Financial Statements for additional information.
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
Subsequent to the fiscal year ended October 31, 2018, on November 1, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds it has drawn under the facility to partially repay outstanding borrowings under the Company’s 2016 Revolving Credit Facility. See Note 14. Subsequent Event of the Consolidated Financial Statements for additional information.
On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a five-year, $1.425 billion, senior unsecured term loan agreement (2017 Term Loan Agreement) by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement. At October 31, 2018, we had $1.425 billion outstanding under the 2017 Term Loan Agreement.
On March 1, 2016, we entered into a Revolving Credit and Term Loan Agreement (2016 Credit Agreement) with KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion (2016 Revolving Credit Facility) and a term loan facility in an aggregate principal amount of $830.0 million (2016 Term Loan Facility), each of which, unless terminated earlier, mature on March 1, 2021. The 2016 Credit Agreement replaced our previous credit agreement and funds from the 2016 Term Loan Facility were used to repay other outstanding loans and for general corporate purposes. At October 31, 2018, we had $125.0 million outstanding under the 2016 Term Loan Facility and $560.5 million available under the 2016 Revolving Credit Facility.
See Note 4. Debt of the Consolidated Financial Statements for additional information.

October 31, (In millions)	2018	2017
Short-term debt	$37.1	$23.4
Long-term debt	1,989.2	1,153.2
Less: unamortized debt issuance cost	(3.5)	(3.9)
Total	$2,022.8	$1,172.7
At October 31, 2018, the scheduled maturities of our variable rate long-term debt obligations, their weighted average interest rates:

Expected Maturity Date Fiscal Year ($ in millions)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Long-term debt:
Variable interest rate	$—	$—	$564.2	$—	$1,425.0	$—	$1,989.2	$1,989.2
Average interest rate	—	—	3.5%	—	3.5%	—

As the table incorporates only those exposures that existed as of October 31, 2018, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2018, we had no outstanding interest rate swaps. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by approximately $23.9 million based on average debt outstanding for fiscal 2018. For further information about our debt, see Item 1A. Risk Factors - “We are vulnerable to interest rate risk with respect to our debt.” and Note 1. Accounting Policies and Note 4. Debt of the Consolidated Financial Statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
The Cooper Companies, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2018, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1982.

San Francisco, California
December 21, 2018

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In millions, except for earnings per share)	2018	2017	2016
Net sales	$2,532.8	$2,139.0	$1,966.8
Cost of sales	900.5	773.2	793.7
Gross profit	1,632.3	1,365.8	1,173.1
Selling, general and administrative expense	973.3	799.1	722.8
Research and development expense	84.8	69.2	65.4
Amortization of intangibles	146.7	68.4	60.8
Impairment of intangibles	24.4	—	—
Operating income	403.1	429.1	324.1
Interest expense	82.7	33.4	26.2
Other (income) expense, net	(11.5)	1.7	2.3
Income before income taxes	331.9	394.0	295.6
Provision for income taxes	192.0	21.1	20.7
Net income	139.9	372.9	274.9
Less: net income attributable to noncontrolling interests	—	—	1.0
Net income attributable to Cooper stockholders	$139.9	$372.9	$273.9
Earnings per share - basic	$2.85	$7.63	$5.65
Earnings per share - diluted	$2.81	$7.52	$5.59
Number of shares used to compute earnings per share:
Basic	49.1	48.9	48.5
Diluted	49.7	49.6	49.0
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended October 31, (In millions)	2018	2017	2016
Net income	$139.9	$372.9	$274.9
Other comprehensive (loss) income:
Foreign currency translation adjustment	(58.5)	107.7	(289.6)
Change in minimum pension liability, net of tax provision (benefit) of $3.1, $4.2 and $(5.3), respectively	7.9	6.6	(8.4)
Other comprehensive (loss) income	(50.6)	114.3	(298.0)
Comprehensive income (loss)	89.3	487.2	(23.1)
Less: comprehensive income attributable to noncontrolling interests	—	—	0.9
Comprehensive income (loss) attributable to Cooper stockholders	$89.3	$487.2	$(24.0)

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In millions)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$77.7	$88.8
Trade accounts receivable, net of allowance for doubtful accounts of $19.0 at October 31, 2018 and $10.8 at October 31, 2017	374.7	316.6
Inventories	468.8	454.1
Prepaid expense and other current assets	169.7	93.7
Total current assets	1,090.9	953.2
Property, plant and equipment, at cost	1,930.3	1,757.5
Less: accumulated depreciation and amortization	954.3	847.4
	976.0	910.1
Goodwill	2,392.1	2,354.8
Other intangibles, net	1,521.3	504.7
Deferred tax assets	58.4	60.3
Other assets	74.1	75.6
	$6,112.8	$4,858.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$37.1	$23.4
Accounts payable	146.4	142.1
Employee compensation and benefits	94.0	84.1
Other current liabilities	259.0	146.5
Total current liabilities	536.5	396.1
Long-term debt	1,985.7	1,149.3
Deferred tax liabilities	31.0	38.8
Long-term tax payable	141.5	—
Accrued pension liability and other	110.3	98.7
Total liabilities	2,805.0	1,682.9
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 52.8 at October 31, 2018 and 52.4 at October 31, 2017	5.3	5.2
Additional paid-in capital	1,572.1	1,526.7
Accumulated other comprehensive loss	(430.7)	(375.3)
Retained earnings	2,576.0	2,434.2
Treasury stock at cost: 3.6 shares at October 31, 2018 and 3.6 shares at October 31, 2017	(415.1)	(415.1)
Total Cooper stockholders' equity	3,307.6	3,175.7
Noncontrolling interests	0.2	0.1
Stockholders’ equity	3,307.8	3,175.8
	$6,112.8	$4,858.7

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares		Amount
Balance at October 31, 2015	48.3	$4.8	3.3		$0.3	$1,434.7	$(191.6)	$1,775.3	$(360.1)	$6.4	$2,669.8
Net income attributable to Cooper stockholders	—	—	—	—	—	—	—	273.9	—	—	273.9
Other comprehensive loss, net of tax	—	—	—		—	—	(298.0)	—	—	—	(298.0)
Issuance of common stock for stock plans	0.5	0.1	—		—	7.1	—	—	—	—	7.2
Tax benefit from exercise of stock options	—	—	—		—	20.9	—	—	—	—	20.9
Dividends on common stock	—	—	—		—	—	—	(2.9)	—	—	(2.9)
Share-based compensation expense	—	—	—		—	29.9	—	—	—	—	29.9
Purchase of shares from noncontrolling interests	—	—	—		—	1.4	—	—	—	(3.6)	(2.2)
Distributions to noncontrolling interests	—	—	—		—	—	—	—	—	(0.7)	(0.7)
Noncontrolling interests	—	—	—		—	—	—	—	—	(2.0)	(2.0)
Balance at October 31, 2016	48.8	$4.9	3.3		$0.3	$1,494.0	$(489.6)	$2,046.3	$(360.1)	$0.1	$2,695.9
Net income attributable to Cooper stockholders	—	—	—		—	—	—	372.9	—	—	372.9
Other comprehensive income, net of tax	—	—	—		—	—	114.3	—	—	—	114.3
Issuance of common stock for stock plans	0.3	—	—		—	(5.3)	—	—	—	—	(5.3)
Treasury stock repurchase	(0.3)	—	0.3		—	—	—	—	(55.0)	—	(55.0)
Dividends on common stock	—	—	—		—	—	—	(2.9)	—	—	(2.9)
Share-based compensation expense	—	—	—		—	38.2	—	—	—	—	38.2
ASU 2016-09 adoption	—	—	—		—	(0.2)	—	17.9	—	—	17.7
Balance at October 31, 2017	48.8	$4.9	3.6		$0.3	$1,526.7	$(375.3)	$2,434.2	$(415.1)	$0.1	$3,175.8
Net income attributable to Cooper stockholders	—	—	—		—	—	—	139.9	—	—	139.9
Other comprehensive loss, net of tax	—	—	—		—	—	(50.6)	—	—	—	(50.6)
Issuance of common stock for stock plans	0.4	0.1	—		—	1.7	—	—	—	—	1.8
Dividends on common stock	—	—	—		—	—	—	(2.9)	—	—	(2.9)
Share-based compensation expense	—	—	—		—	43.7	—	—	—	—	43.7
ASU 2018-02 adoption	—	—	—		—	—	(4.8)	4.8	—	—	—
Noncontrolling interests	—	—	—		—	—	—	—	—	0.1	0.1
Balance at October 31, 2018	49.2	$5.0	3.6		$0.3	$1,572.1	$(430.7)	$2,576.0	$(415.1)	$0.2	$3,307.8

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In millions)	2018	2017		2016
Cash flows from operating activities:
Net income	$139.9	$372.9		$274.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	275.1	188.4		198.3
Impairment of intangibles	24.4	—		—
Share-based compensation expense	43.2	37.2		29.9
Inventory step-up release	50.5	—		—
Loss on disposal of property, plant and equipment	5.1	6.1		30.6
Deferred income taxes	2.9	(7.1)		(10.7)
Excess tax benefit from share-based compensation awards (1)	—	—		(19.8)
Provision for doubtful accounts	8.2	2.3		2.6
Change in assets and liabilities:
Accounts receivable	(59.5)	(25.1)		1.6
Inventories	(5.0)	(30.9)		12.2
Other assets	(64.9)	(13.8)		(5.2)
Accounts payable	2.9	25.0		(10.5)
Accrued liabilities	81.2	18.9		9.1
Accrued income taxes	4.4	9.9		(8.9)
Other long-term liabilities	160.5	9.8		5.5
Cash provided by operating activities	668.9	593.6		509.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(193.6)	(127.2)	—	(152.6)
Acquisitions of assets and businesses, net of cash acquired, and other	(1,323.9)	(254.1)	—	(266.1)
Cash used in investing activities	(1,517.5)	(381.3)		(418.7)
Cash flows from financing activities:
Proceeds from long-term debt	2,748.1	1,413.8		1,577.3
Repayments of long-term debt	(1,912.1)	(1,364.6)		(1,460.4)
Net proceeds (repayments of) from short-term debt	13.6	(211.7)		(131.9)
Repurchase of common stock	—	(55.0)		—
Proceeds related to share-based compensation awards	22.3	10.7	—	20.4
Payments related to share-based compensation awards	(20.5)	(16.0)		(13.2)
Excess tax benefit from share-based compensation awards (1)	—	—		19.8
Purchase of Origio shares from noncontrolling interests	—	—		(2.2)
Dividends on common stock	(2.9)	(2.9)		(2.9)
Debt issuance costs	(3.9)	—		(12.6)
Distributions to noncontrolling interests	—	—		(0.7)
Payment of contingent consideration	(0.2)	(4.3)		(0.5)
Proceeds from construction allowance	—	2.1		5.5
Cash provided by (used in) financing activities	844.4	(227.9)		(1.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.4)	3.6		(5.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8.6)	(12.0)		84.4
Cash, cash equivalents and restricted cash at beginning of year	88.8	100.8		16.4
Cash, cash equivalents and restricted cash at end of year	80.2	88.8		100.8
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net of amounts capitalized	$82.1	$31.3		$23.7
Income taxes	$18.8	$15.6		$29.4
Reconciliation of cash flow information:
Cash and cash equivalents	$77.7	$88.8		$100.8
Restricted cash included in other current assets (2)	$2.5	$—		$—
Total cash, cash equivalents, and restricted cash	$80.2	$88.8		$100.8

(1) We adopted ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting in fiscal 2017. Excess tax benefits have been classified as operating activity on a prospective basis from fiscal 2017.

(2) We adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Amounts included in restricted cash represent those required to be set aside by a financial arrangement. See Note 1. Accounting Policies for additional information

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Accounting Policies
General
The Cooper Companies, Inc. (Cooper, we or the Company) is a global medical device company publicly traded on the NYSE Euronext (NYSE:COO). Cooper is dedicated to being A Quality of Life CompanyTM with a focus on delivering shareholder value. Cooper operates through our business units, CooperVision and CooperSurgical.

•	CooperVision primarily develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.

•	CooperSurgical primarily develops, manufactures, markets medical devices and procedures solutions, and provides services to improve health care delivery to women, babies and families.

Significant Accounting Policies

Management's significant accounting policies include estimates and judgments which are an integral part of financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). We believe that the accounting policies described in this section address the more significant policies utilized by management when preparing our consolidated financial statements in accordance with GAAP. We believe that the accounting policies and estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most important to aid in fully understanding and evaluating our reported financial results are:

•
Revenue recognition - We recognize product net sales, net of discounts, returns and rebates in accordance with related accounting standards and SEC Staff Accounting Bulletins. As required by these standards, we recognize revenue when it is realized or realizable and earned, based on terms of sale with the customer, where persuasive evidence of an agreement exists, delivery has occurred, the seller's price is fixed and determinable and collectability is reasonably assured. For contact lenses as well as CooperSurgical's office and surgical products, fertility and diagnostic products and services, this occurs when title and risk of ownership transfers to our customers, and/or when services are rendered. We believe our revenue recognition policies are appropriate in all circumstances, and that our policies are reflective of our customer arrangements. We record, based on historical statistics, estimated reductions to revenue for customer incentive programs offered including cash discounts, promotional and advertising allowances, volume discounts, contractual pricing allowances, chargebacks, rebates and specifically established customer product return programs. We record taxes collected from customers on a net basis, as these taxes are not included in net sales.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
Valuation of goodwill - We evaluate our goodwill balances and test them for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist in accordance with related accounting standards. We performed our annual impairment test in our fiscal third quarter of 2018, and our analysis indicated that we had no impairment of goodwill. We performed our annual impairment test in our fiscal third quarter of 2017 and concluded that we had no impairment of goodwill in that year.

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
We test goodwill impairment in accordance with ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. We perform a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the carrying amount which exceeds the reporting unit's fair value. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are the same as our business segments - CooperVision and CooperSurgical - reflecting the way that we manage our business.

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

•
Income taxes - We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Accounting Pronouncements Recently Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The new guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans, including removing certain previous disclosure requirements, adding certain new disclosure requirements, and clarifying certain other disclosure requirements. Early adoption is permitted. The Company adopted this guidance and disclosure requirements during fourth quarter of fiscal 2018. See Note 9. Employee Benefits for additional information.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The guidance modifies disclosure requirements for fair value measurements under ASC 820. The ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

permitted. The Company adopted this guidance during fourth quarter of fiscal 2018, and it did not have an impact on the Company's disclosure.

In January 2018, the Company adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. generally accepted accounting principles (GAAP) to reflect the SEC interpretive guidance released on December 22, 2017, when the 2017 Act was signed into law. Additional information regarding the adoption of this standard is contained in Note 5. Income Taxes.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded tax effects resulting from the 2017 Act and requires certain disclosures regarding stranded tax effects in accumulated other comprehensive income (loss). This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted during interim or annual periods. The Company elected to early adopt the ASU 2018-02 in the fourth quarter of fiscal 2018, which resulted in the reclassification of $4.8 million from accumulated other comprehensive income to retained earnings.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The update did not change the accounting for modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. Early adoption is permitted. The Company adopted this guidance during third quarter of fiscal 2018, and it did not have a material impact on the Company's reported financial results.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The Company has elected to early adopt ASU 2016-18 in the fourth quarter of fiscal 2018 and updated the Consolidated Statements of Cash Flows to incorporate restricted cash included in other current assets. The adoption has no significant impact on the Company's Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the Statements of Cash Flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and is applicable to the Company in fiscal 2019. Early adoption is permitted. The Company adopted this guidance during third quarter of fiscal 2018, and it did not have a material impact on the Company's reported financial results.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accounting Pronouncements Issued Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in ASC 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. We are currently evaluating the impact of ASU 2018-15 which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2020.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU changes the timing of the recognition of the income tax consequences of non-inventory transfers which under current guidance defers the income tax consequences until the asset is sold to an outside party or otherwise recognized. The guidance for the amendments of ASU 2016-16 requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company will adopt ASU 2016-16 in the first quarter of fiscal 2019 on a modified retrospective basis. The Company will record the cumulative effect of the change as a decrease to retained earnings of approximately $23.0 million, with a corresponding decrease to prepaid tax. The cumulative effect adjustment represents the recognition of unrecognized income tax effects from intra-entity transfers of assets other than inventory that occurred prior to the date of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases Topic 842 Target improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. This standard is effective for the Company in our fiscal year and interim periods beginning on November 1, 2019.

We anticipate this standard to have a material impact on our Consolidated Balance Sheets and related disclosures due to the recognition of ROU assets and lease liabilities for operating leases. However, we do not expect adoption to have a material impact on our Consolidated Income Statements. We are continuing to assess and evaluate the potential impacts of the standard as well the election of transition method and certain practical expedients available within the ASU. We are in the process of documenting and analyzing our lease contracts, assessment of business processes and controls, selecting a system solution and completing our analysis of information necessary to determine the impact to the consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We will adopt ASU 2014-09 and its related additional disclosures in our fiscal year and interim periods beginning on November 1, 2018 and we will apply the modified retrospective transition method. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

Accounts Receivable Factoring Program

We may factor certain designated trade receivables with one or more third party financial institutions pursuant to a factoring agreement. These are non-recourse factoring arrangements to assist us in managing operating cash flow and meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860, where the Company’s continuing involvement subsequent to the transfer is limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. Proceeds from amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Company's Consolidated Balance Sheets. Cash flows attributable to factoring are reflected as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Factoring fees associated with the sale of factored receivables for the year ended October 31, 2018 were $1.0 million and were minimal for the year ended October 31, 2017.

Consolidation

The financial statements in this report include the accounts of all of Cooper's consolidated entities. All significant intercompany transactions and balances are eliminated in consolidation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into United States dollars at year-end exchange rates. We translate income and expense accounts at average rates for each month. We record gains and losses from the translation of financial statements in foreign currencies into United States dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other expense and income a net foreign exchange loss of $3.4 million for fiscal 2018, $1.4 million for fiscal 2017 and $1.6 million for fiscal 2016.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Inventories

October 31, (In millions)	2018	2017
Raw materials	$112.5	$107.0
Work-in-process	12.6	13.3
Finished goods	343.7	333.8
	$468.8	$454.1
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Property, Plant and Equipment

October 31, (In millions)	2018	2017
Land and improvements	$18.3	$17.7
Buildings and improvements	305.0	279.2
Machinery and equipment	1,420.7	1,270.5
Construction in progress	186.3	190.1
Property, plant and equipment, at cost	$1,930.3	$1,757.5
Less: Accumulated depreciation	954.3	847.4
	$976.0	$910.1

Property, plant and equipment are stated at cost. We compute depreciation using the straight-line method in amounts sufficient to write off depreciable assets over their estimated useful lives. We amortize leasehold

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

improvements over their estimated useful lives or the period of the related lease, whichever is shorter. We depreciate buildings over 30 to 40 years and machinery and equipment over 3 to 15 years.

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had capitalized interest included in construction in progress of $3.9 million and $5.2 million for the years ended October 31, 2018 and 2017, respectively.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method.

Treasury Stock

We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2018 and 2017, the number of shares in treasury was approximately 3.6 million and 3.6 million, respectively. No shares were repurchased during the year ended October 31, 2018 and 257,500 shares were purchased during the year ended October 31, 2017. See Note 7. Stockholders' Equity for additional information on the share repurchase program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2. Acquisitions
The following is a summary of the allocation of the total purchase consideration for acquisitions that the Company completed during the fiscal periods 2018, 2017 and 2016:

(In millions)	2018	2017	2016
Technology	$—	$71.7	$32.9
Customer relationships	23.5	43.1	47.3
Trademarks	100.0	7.1	13.7
Composite intangible asset	1,061.9	—	—
Other	4.2	—	0.1
Total identifiable intangible assets	$1,189.6	$121.9	$94.0
Goodwill	70.6	123.1	164.7
Net tangible assets (liabilities)	59.6	(4.8)	(0.9)
Total purchase price	$1,319.8	$240.2	$257.8
All the acquisitions were paid in cash and funded by our debt borrowings.
For asset acquisitions, we recorded the tangible and intangible assets acquired and liabilities assumed at their estimated relative fair values as of the applicable date of acquisition. For business acquisitions, we recorded the tangible and intangible assets acquired and liabilities assumed at their fair values as of the applicable date of acquisition with the excess of purchase price recorded as goodwill.
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
The Company has accounted for the acquisition of PARAGARD as a purchase of assets in accordance with ASC Topic 805, Business Combinations, and ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, whereby the Company recognized assets acquired based on their estimated relative fair values on the acquisition date. Due to the required screening test, the acquisition does not meet the definition of a business as substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset. The Company retained independent appraisers to advise management in the determination of the relative fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements represent management’s best estimate of relative fair values as of the acquisition date.
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

(1) Composite Intangible asset consists of technology, trade name, New Drug Application (NDA) approval and physician relationships, which have been valued as a single composite intangible asset as they are inextricably linked. The composite asset was identified as the primary asset acquired, was valued using the Multi-Period Excess Earnings Method and will be amortized over 15 years
(2) An assembled workforce was recognized as a separate acquired intangible asset, given the purchase of assets and will be amortized over 5 years.
(3) Inventory relative fair value includes step up of $45.4 million.
As PARAGARD was considered an asset purchase as opposed to a business acquisition in accordance with the guidance under ASC 805, Business Combinations, and ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the Company has not included proforma financial information which is applicable for a business acquisition.
Other Acquisitions
On April 3, 2018, CooperSurgical completed the acquisition of The LifeGlobal Group (LifeGlobal). LifeGlobal was a privately held company that specializes primarily in IVF media. LifeGlobal’s product categories include media products as well as IVF laboratory air filtration products and dishware. We have completed the purchase price allocation for this acquisition.
On December 1, 2017, CooperVision acquired Paragon Vision Sciences, a leading provider of orthokeratology (ortho-k) specialty contact lenses and oxygen permeable rigid contact lens materials. Ortho-k contact lenses are overnight lenses which enable corneal topography correction for myopia (nearsightedness) patients. We have completed the purchase price allocation for this acquisition.
On January 4, 2018, CooperVision acquired Blueyes Ltd, a long-standing distribution partner, with a leading position in the distribution of contact lenses to the Optical and Pharmacy sector in Israel. We have completed the purchase price allocation for this acquisition.
The pro forma results of operations of these acquisitions have not been presented because the effects of the business combinations described above, individually and in the aggregate, were not material to our consolidated results of operations.
Fiscal Year 2017
Purchase price allocation for the following acquisitions in fiscal year 2017 and 2016 are completed.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Fiscal Year 2016
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3. Intangible Assets
Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance as of October 31, 2016	$1,646.4	$518.3	$2,164.7
Net additions during the year ended October 31, 2017	28.6	94.4	123.0
Translation	60.7	6.4	67.1
Balance as of October 31, 2017	$1,735.7	$619.1	$2,354.8
Net additions during the year ended October 31, 2018	36.8	34.4	71.2
Translation	(29.6)	(4.3)	(33.9)
Balance as of October 31, 2018	$1,742.9	$649.2	$2,392.1

Of the October 31, 2018 goodwill balance, $247.1 million for CooperSurgical and $51.8 million for CooperVision is expected to be deductible for tax purposes. Of the October 31, 2017 goodwill balance, $117.9 million for CooperSurgical and $19.7 million for CooperVision is expected to be deductible for tax purposes.
Other Intangible Assets

	As of October 31, 2018		As of October 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount	Accumulated Amortization & Translation	Weighted Average Amortization Period (In years)
Trademarks	$139.2	$16.9	$44.5	$10.3	14
Composite intangible asset	1,061.9	70.8	—	—	15
Technology	395.0	190.7	428.8	173.2	11
Customer relationships	350.0	168.6	335.5	145.3	13
License and distribution rights and other	74.9	52.7	69.2	44.5	9
	2,021.0	$499.7	878.0	$373.3	14
Less accumulated amortization and translation	499.7		373.3
Other intangible assets, net	$1,521.3		$504.7
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of October 31, 2018, the estimated future amortization expenses for intangible assets with finite lives is as follows:

Fiscal years:	(In millions)
2019	$143.0
2020	133.3
2021	132.0
2022	130.1
Thereafter	974.0
Total remaining amortization for intangible assets	$1,512.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4. Debt

October 31, (In millions)	2018	2017
Overdraft and other credit facilities	$37.1	$23.4
Short-term Debt	$37.1	$23.4

Credit Agreement	$439.0	$323.0
Term loans	1,550.0	830.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(3.5)	(3.9)
Long-term Debt	$1,985.7	$1,149.3

Total Debt	$2,022.8	$1,172.7

Fiscal year maturities of long-term debt as of October 31, 2018, are as follows:

Year (In millions)
2019	$—
2020	$—
2021	$564.2
2022	$—
2023	$1,425.0
Thereafter	$—
$400 million Term Loan on November 1, 2018
On November 1, 2018, subsequent to the fiscal year ended October 31, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility. See Note 14. Subsequent Event for additional information.
$1.425 billion Term Loan on November 1, 2017
On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a five-year, $1.425 billion, senior unsecured term loan agreement (2017 Term Loan Agreement) by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The 2017 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2017 Term Loan Agreement) consistent with the 2016 Credit Agreement discussed below. At October 31, 2018, we had $1.425 billion outstanding under the 2017 Term Loan Agreement.
Revolving Credit and Term Loan Agreement on March 1, 2016
On March 1, 2016, we entered into a Revolving Credit and Term Loan Agreement (2016 Credit Agreement), among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion (2016 Revolving Credit Facility) and a term loan facility in an aggregate principal amount of $830.0 million (2016 Term Loan Facility), each of which, unless terminated earlier, mature on March 1, 2021. In addition, we have the ability from time to time to request an increase to the size of the 2016 Revolving Credit Facility or establish one or more new term loans under the 2016 Term Loan Facility in an aggregate amount up to $750.0 million, subject to the discretionary participation of the lenders.
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
At October 31, 2018, we had $125.0 million outstanding under the 2016 Term Loan Facility and $560.5 million available under the 2016 Revolving Credit Facility.
The 2016 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain total leverage ratio and interest coverage ratio, each as defined in the 2016 Credit Agreement:

•	Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.

•	Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At October 31, 2018, we were in compliance with the Interest Coverage Ratio at 10.66 to 1.00 and the Total Leverage Ratio at 2.21 to 1.00.

European Credit Facilities

We maintain European credit facilities in the form of continuing and unconditional guarantees. The aggregate facility limit was $35.4 million and $36.3 million at October 31, 2018 and 2017, respectively. We will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2018, $0.3 million of the facilities were utilized. The weighted average interest rate on the outstanding balances was 1.2%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition to these European credit facilities, we also have available certain non-guaranteed Euro-denominated overdraft facilities. The aggregate facility limit was $0.7 million and $0.8 million at October 31, 2018 and 2017, respectively. At October 31, 2018, none of these facilities were utilized.

Asian Pacific Credit Facilities

We maintain Yen-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $53.2 million and $53.0 million at October 31, 2018 and 2017, respectively. We will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate or TIBOR plus a fixed spread. At October 31, 2018, $35.1 million of the combined facilities were utilized. The weighted average interest rate on the outstanding balances was 0.4%.
We maintain credit facilities for certain of our Asia Pacific subsidiaries. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $10.9 million and $11.4 million at October 31, 2018 and 2017, respectively. We will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across all subsidiaries covered under each guaranty. At October 31, 2018, $0.4 million of the facilities were utilized. The weighted average interest rate on the outstanding balances was 3.5%.

Letters of Credit

We maintain letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on certain debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2018 and October 31, 2017 was $4.7 million and $4.9 million, respectively.

Note 5. Income Taxes

Recent Tax Legislation

The 2017 Act was enacted into law on December 22, 2017, and significantly changes existing U.S. tax law. The 2017 Act adopts a territorial tax system, imposes a mandatory one-time transition tax on earnings of foreign subsidiaries that were previously indefinitely reinvested, and reduces the U.S. federal statutory tax rate from 35% to 21%. The reduction in the U.S. federal statutory tax rate is effective on January 1, 2018, which requires the Company to use a blended tax rate for fiscal 2018. Our blended tax rate is 23.34% for fiscal 2018 and is calculated by applying a pro-rated percentage based on the number of days in our fiscal 2018 before and after the January 1, 2018 effective date. For fiscal 2019 and subsequent years, the Company will utilize the enacted U.S. federal statutory tax rate of 21%.

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

The 2017 Act was effective in the first quarter of fiscal 2018. As of October 31, 2018, we have not completed our accounting for the tax effects of the enactment of the 2017 Act. During 2018, we recorded a provisional tax expense of $214.6 million in our financial statements, based on reasonable estimates of the tax effects of the 2017 Act. The provisional tax expense is subject to revisions as we gather and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

prepare additional information to complete our analysis of the 2017 Act, and interpret additional guidance issued by the FASB, Internal Revenue Service and U.S. Treasury Department. The provisional tax expense will be finalized during the measurement period, which should not extend beyond one year from the enactment date and could be materially different than our provisional tax expense. The provisional tax expense is described in more detail below.

During 2018, the Company recorded a $185.7 million provisional tax expense for the mandatory deemed repatriation of deferred foreign earnings and plans to pay the applicable amounts over eight years. The 2017 Act requires us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining deferred foreign income. We have not completed our analysis of the earnings and profits and foreign tax credits, which are critical inputs to the calculation.

During 2018, the Company completed its analysis and recorded a provisional tax expense of $20.0 million to record changes to deferred taxes resulting from the decrease in the U.S. federal tax rate. The amount is calculated using the applicable tax rates in the years in which the deferred tax assets and liabilities are expected to reverse.

Due to the changes in the 2017 Act, we reviewed our prior assertion that earnings from our foreign subsidiaries were indefinitely reinvested. For purposes of recording the provisional tax expense in 2018, we are no longer asserting that earnings from our foreign subsidiaries are indefinitely reinvested. Accordingly, we have recorded provisional estimates related to additional state income taxes of $7.0 million and withholding taxes of $1.9 million relating to the unremitted foreign earnings. We have not completed our analysis because we are still gathering additional information to quantify the impact to the individual states and to quantify the withholding taxes that would be owed when future dividends are paid to the U.S. As the Company completes its analysis, it will make appropriate changes to the financial statements within the measurement period.

The 2017 Act imposes a new tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries referred to as GILTI. The 2017 Act also imposes a new tax on certain payments between a U.S. corporation and its foreign subsidiaries referred to as BEAT. These new provisions are effective for fiscal 2019. Due to the complexity of the new GILTI and BEAT tax rules, we are continuing to evaluate these new provisions and the application of GAAP. With respect to GILTI, FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effect of the GILTI provisions and have not yet determined our accounting policy. The Company will continue its evaluation and make a policy election within the measurement period.

The 2017 Act limits the future deductions relating to interest expense and certain executive compensation. These provisions are generally effective for the Company in 2019. Pursuant to transition rules provided in the 2017 Act, companies will be allowed tax deductions for performance based plans in existence on or before November 2, 2017, if not materially modified after that date. We have completed our analysis of the executive compensation relating to plans in existence on or before November 2, 2017 and concluded that substantially all of those plans will meet the grandfather provisions and be fully deductible.

Diverted Profits Tax (DPT)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The United Kingdom enacted a Diverted Profits Tax (DPT) as of April 1, 2015 on profits of multinationals that they deemed artificially diverted from the United Kingdom. The tax rate is 25%. DPT is intended to apply in two situations: (a) where a foreign company has artificially avoided having a taxable presence in the United Kingdom; and (b) where a group adopts a structure which lacks economic substance in order to divert profits from the United Kingdom.

During fiscal 2017, the U.K. Tax Authorities began an inquiry regarding the application of the DPT in fiscal 2015. We believe that the transactions in question were at arm’s length with no intention to divert profit from the United Kingdom and therefore are outside the intended reach of the DPT.

On December 20, 2017, the U.K. Tax Authorities issued a DPT charging notice of approximately GBP 31.0 million with respect to the transfer out of the United Kingdom of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd. Although taxes were paid on the transfer, the U.K. Tax Authorities are challenging the value assigned to such property. We have contested the charging notice. The process for resolving such a notice can be lengthy and could involve litigation. The DPT legislation provides a one-year review period; however, it requires prepayment of the charging notice to be made within 30 days of its issuance. As required, the payment of GBP 31.0 million was made on January 19, 2018.

The Company believes final resolution of the transfer value of intellectual property with the U.K. Tax Authorities is imminent. The outcome of final resolution is not expected to have a material impact on the financial statements.
Effective Tax Rate

The Company’s effective tax rate (ETR) was 57.9%, 5.3% and 7.0% for fiscal 2018, 2017 and 2016, respectively. The ETR in fiscal 2018 increased in comparison to fiscal 2017 primarily due to the net charge related to the enactment of the 2017 Act which was partially offset by a shift in the geographic mix of income. The ETR in fiscal 2017 decreased in comparison to fiscal 2016 due to the shift in the geographic mix of income as well as excess tax benefits from share-based compensation.

The ETR for 2018 is greater than the U.S. federal statutory tax rate primarily due to the tax expense related to the enactment of the 2017 Act. The ETR for 2017 and 2016 is less than the U.S. federal statutory tax rate because a majority of our taxable income is earned in foreign jurisdictions with lower tax rates. The ratio of domestic income to worldwide income significantly impacts our overall tax rate due to the fact that the tax rates in the majority of foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States.

The components of income before income taxes and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In millions)	2018	2017	2016
Income before income taxes:
United States	$(122.8)	$7.8	$31.5
Foreign	454.7	386.2	264.1
	$331.9	$394.0	$295.6
Income tax provision	$192.0	$21.1	$20.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The income tax provision (benefit) related to income in our Consolidated Statements of Income consists of:

Years Ended October 31, (In millions)	2018	2017	2016
Current:
Federal	$165.6	$6.9	$14.6
State	0.5	1.8	1.3
Foreign	23.0	19.5	15.5
	189.1	28.2	31.4
Deferred:
Federal	16.1	(3.9)	(3.9)
State	1.0	1.4	(0.7)
Foreign	(14.2)	(4.6)	(6.1)
	2.9	(7.1)	(10.7)
Income tax provision	$192.0	$21.1	$20.7

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 23.34% for 2018 and 35% for 2017 to income before income taxes as follows:

Years Ended October 31, (In millions)	2018	2017	2016
Computed expected provision for taxes	$77.5	$137.9	$103.5
(Decrease) increase in taxes resulting from:
Income earned outside the U.S. subject to different tax rates	(97.5)	(114.6)	(81.2)
State taxes, net of federal income tax benefit	(4.9)	3.9	1.2
Research and development credit	(0.7)	(0.7)	(1.2)
U.S. tax reform	214.6	—	—
Incentive stock option compensation and non-deductible employee compensation	(11.1)	(12.9)	0.5
Tax accrual adjustment	10.1	5.0	(5.0)
Other, net	4.0	2.5	2.9
Actual provision for income taxes	$192.0	$21.1	$20.7

The Company recognized tax expense of $214.6 million related to the U.S. tax reform comprised of the following: (i) a one-time transition tax of $185.7 million on the Company’s accumulated foreign earnings, which the Company has elected to pay over eight years, (ii) $20.0 million related to the re-measurement of the Company’s deferred taxes at the revised U.S. statutory rates and (iii) $8.9 million of other deferred taxes on foreign distributable earnings, primarily related to withholding taxes and state tax impact.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2018	2017
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$4.0	$5.4
Inventories	3.8	6.1
Litigation settlements	0.2	0.8
Accrued liabilities, reserves and compensation accruals	38.8	50.4
Foreign deferred tax assets(1)	51.8	65.0
Restricted stock and stock option expenses	25.6	39.7
Net operating loss carryforwards	6.7	3.7
Intangible assets	3.1	—
Research and experimental expenses - Section 59(e)	2.5	5.1
Tax credit carryforwards	1.3	8.7
Total gross deferred tax assets	137.8	184.9
Less valuation allowance	(39.1)	(59.1)
Deferred tax assets	98.7	125.8
Deferred tax liabilities:
Tax deductible goodwill	(22.4)	(32.4)
Plant and equipment	(8.2)	(4.8)
Deferred tax on foreign earnings	(8.9)	—
Transaction costs	(0.5)	(1.1)
Foreign deferred tax liabilities(1)	(31.3)	(40.1)
Other intangible assets	—	(25.9)
Total gross deferred tax liabilities	(71.3)	(104.3)
Net deferred tax assets	$27.4	$21.5

(1) A reclassification between Foreign deferred tax assets and Foreign deferred tax liabilities was made to the 2017 balances.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at October 31, 2018. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A valuation allowance of $39.1 million and $59.1 million was recorded against our gross deferred tax asset balance as of October 31, 2018, and October 31, 2017, respectively. There was a $16.5 million decrease related to reversing the valuation allowance against deferred tax assets for Puerto Rico research credits that have or will be sold. The remaining reduction relates to recognizing benefits to income tax expense to utilize California net operating losses and Hungarian tax credits.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At October 31, 2018, we had state net operating loss carryforwards of $53.6 million. Additionally, we had $1.7 million of California research credits. The state net operating loss carryforwards expire on various dates between 2020 through 2038, and the California research credits carry forward indefinitely. The net operating loss and other tax credits may be subject to certain limitations upon utilization under Section 382 of the Internal Revenue Code.

The aggregated changes in the balance of unrecognized tax benefits (“UTB”) were as follows:

(In millions)
Balance at October 31, 2016	$39.9
Increase from prior year's UTB's	12.9
Increase from current year's UTB's	9.9
UTB (decrease) from expiration of statute of limitations	(2.8)
Balance at October 31, 2017	59.9
Increase from prior year's UTB's	4.2
Increase from current year's UTB's	9.4
UTB (decrease) from expiration of statute of limitations	(4.6)
Balance at October 31, 2018	$68.9

As of October 31, 2018, 2017, and 2016 we had unrecognized tax benefits of $68.9 million, $59.9 million, and $39.9 million, respectively. If recognized, these tax benefits would affect our effective tax rates for 2018, 2017, and 2016, by $46.6 million, $38.1 million, and $24.8 million, respectively. It is our policy to recognize interest and penalties directly related to incomes tax as additional income tax expense. As of October 31, 2018, 2017, and 2016, we had accrued gross interest and penalties related to uncertain tax positions of $4.4 million, $3.6 million, and $3.7 million, respectively.

Included in the balance of unrecognized tax benefits at October 31, 2018, is $26 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

We are required to file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. As of October 31, 2018, the tax years for which we remain subject to U.S. federal income tax assessment upon examination are 2015 through 2017, as well as other major tax jurisdictions including the United Kingdom, Japan and France. We remain subject to income tax examinations in Australia for the tax years 2014 through 2017. The Company is currently under audit in the U.S. and the U.K. for 2015 and 2016. These audits are in the early stages and the tax authorities are issuing requests for information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6. Earnings Per Share

Years Ended October 31,
(In millions, except for earnings per share)	2018	2017	2016
Net income attributable to Cooper stockholders	$139.9	$372.9	$273.9
Basic:
Weighted average common shares	49.1	48.9	48.5
Basic earnings per share attributable to Cooper stockholders	$2.85	$7.63	$5.65
Diluted:
Weighted average common shares	49.1	48.9	48.5
Effect of dilutive stock options	0.6	0.7	0.5
Diluted weighted average common shares	49.7	49.6	49.0
Diluted earnings per share attributable to Cooper stockholders	$2.81	$7.52	$5.59
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2018	2017	2016
Stock option shares excluded	257	90	392
Range of exercise prices	$226.30-$230.09	$175.31	$131.60-$162.69
Restricted stock units excluded	21	3	2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7. Stockholders’ Equity

Analysis of changes in accumulated other comprehensive income (loss):

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
Balance at October 31, 2015	$(171.8)	$(19.8)	$(191.6)
Gross change in value for the period	(289.6)	(13.7)	(303.3)
Tax effect for the period	—	5.3	5.3
Balance at October 31, 2016	$(461.4)	$(28.2)	$(489.6)
Gross change in value for the period	$107.7	$10.8	$118.5
Tax effect for the period	—	(4.2)	(4.2)
Balance at October 31, 2017	$(353.7)	$(21.6)	$(375.3)
Gross change in value for the period	$(58.5)	$11.0	$(47.5)
Tax effect for the period	—	(3.1)	(3.1)
ASU 2018-02 adoption(1)	—	(4.8)	(4.8)
Balance at October 31, 2018	$(412.2)	$(18.5)	$(430.7)

(1)	Represents reclassification to retained earnings from adoption of ASU 2018-02. See Note 1. Accounting Policies for additional information.
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
During the fiscal year ended October 31, 2018, we did not repurchase any shares under the 2012 Share Repurchase Program. During the fiscal year ended October 31, 2017, we repurchased 258 thousand shares of our common stock for $55.0 million. At October 31, 2018, $563.5 million remained authorized for repurchase under the program.
Dividends
In fiscal 2018 and 2017, we paid semiannual dividends of 3 cents per share: $1.5 million or 3 cents per share on February 9, 2018 to stockholders of record on January 23, 2018; $1.5 million or 3 cents per share on August 7, 2018 to stockholders of record on July 23, 2018; $1.5 million or 3 cents per share on February 9, 2017, to stockholders of record on January 23, 2017; and $1.5 million or 3 cents per share on August 7, 2017, to stockholders of record on July 21, 2017.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stockholders' Rights Plan
Our stockholders' rights plan, where each outstanding share of our common stock carried one-half of one preferred share purchase right expired on October 29, 2017.

Note 8. Stock Plans

At October 31, 2018, Cooper had the following share-based compensation plans:

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

As of October 31, 2018, 130,494 shares remained available under the Second Amended and Restated 2006 Directors' Plan for future grants.

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

During fiscal 2018, we granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Third Amended and Restated 2007 LTIP. All stock options are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a specified time period and RSUs have no dividend or voting rights prior to vesting. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time.

As of October 31, 2018, 1,441,896 shares remained available under the Third Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
The compensation cost and related tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

October 31,
(In millions)	2018	2017	2016
Selling, general and administrative expense	$37.6	$33.1	$26.2
Cost of sales	3.6	2.8	2.6
Research and development expense	2.0	1.3	1.1
Total compensation expense	$43.2	$37.2	$29.9
Related income tax benefit	$8.8	$11.4	$9.0

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

Years Ended October 31,	2018	2017	2016
Expected life	5.4 years	5.5 years	4.8 - 5.5 years
Expected volatility	23.0%	24.5%	27.6% - 27.7%
Risk-free interest rate	2.0%	1.2%	1.3% - 1.5%
Dividend yield	0.03%	0.03%	0.04%

The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2017	1,064,466	$129.33
Granted	256,639	$229.49
Exercised	234,107	$95.26
Forfeited or expired	—	$—
Outstanding at October 31, 2018	1,086,998	$160.31	7.17
Vested and expected to vest at October 31, 2018	1,055,266	$159.19	7.13	$104,596,614
Vested and exercisable at October 31, 2018	379,113	$127.11	5.71	$49,741,332

The weighted-average fair value of each option granted during fiscal 2018, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $57.86. No options were granted under the 2006 Directors Plan in fiscal 2018. The expected requisite service period for options granted to employees in fiscal 2018 ranged from approximately 35 months to 60 months. The total intrinsic value of options exercised during the fiscal year ended October 31, 2018 was $35.0 million.

The weighted-average fair value of each option granted during fiscal 2017, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $44.00. No options were granted under the 2006 Directors Plan in fiscal 2017.

Stock awards outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over a range of three to five years based on service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan generally vest in one year and expire no later than ten years after the grant date. We generally recognize compensation expense ratably

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

over the vesting period. However, Directors' options grants would have been expensed on the date of grant as the 2006 Directors Plan did not contain a substantive future requisite service period. As of October 31, 2018, there was $14.8 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

Restricted Stock Units

RSUs granted under the 2007 LTIP generally vest over three to five years. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2018, there was $63.3 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2017	533,852	$149.93
Granted	162,121	$230.06
Vested and issued	184,121	$139.07
Forfeited or expired	24,538	$169.71
Non-vested RSUs at October 31, 2018	487,314	$179.70

Performance Units

Performance units are granted to selected key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. The performance shares actually earned will range from zero to 150% of the target number of performance shares for performance periods ending in fiscal 2018 through fiscal 2020. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the subsequent fiscal year after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal quarter and adjustments are recorded if it is determined that the estimate of probability of award achievement has changed.

We recognize compensation expense ratably over the vesting period. As of October 31, 2018, there was $1.1 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

Performance units granted on January 29, 2016 completed their performance period on October 31, 2018 and met 100% of the target. We also granted performance unit awards on February 1, 2017 and December 12, 2017 with specific performance goals for each period ending on October 31, 2019 and October 31, 2020, respectively.

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

We use individual spot rates along the yield curve that correspond with the timing of each benefit payment to determine the service and interest costs of components of our net periodic benefit cost utilizing the correlation of projected cash outflows and corresponding spot rates on the yield curve.

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2018, 2017 and 2016 and the funded status of the Plan and net periodic pension costs for each of the years in the three-year periods ended October 31, 2018.

Retirement Income Plan

Years Ended October 31, (In millions)	2018	2017	2016
Change in benefit obligation
Benefit obligation, beginning of year	$151.7	$138.9	$117.3
Service cost	10.7	10.2	8.9
Interest cost	5.0	4.4	4.3
Benefits paid	(3.7)	(2.6)	(2.3)
Actuarial (gain) loss	(16.6)	0.8	10.7
Benefit obligation, end of year	$147.1	$151.7	$138.9
Change in plan assets
Fair value of plan assets, beginning of year	$112.8	$89.2	$79.5
Actual return on plan assets	1.9	16.2	2.0
Employer contributions	10.0	10.0	10.0
Benefits paid	(3.7)	(2.6)	(2.3)
Fair value of plan assets, end of year	$121.0	$112.8	$89.2
Funded status at end of year	$(26.1)	$(38.9)	$(49.7)

Years Ended October 31, (In millions)	2018	2017	2016
Amounts recognized in the statement of financial position consist of:
Noncurrent asset	$—	$—	$—
Current liability	—	—	—
Noncurrent liabilities	(26.1)	(38.9)	(49.7)
Net amount recognized at year end	$(26.1)	$(38.9)	$(49.7)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2018	2017	2016
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	—	—	—
Net loss	24.0	34.9	45.8
Accumulated other comprehensive income	$24.0	$34.9	$45.8

Years Ended October 31, (In millions)	2018	2017	2016
Information for pension plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$147.1	$151.7	$138.9
Fair value of plan assets	$121.0	$112.8	$89.2

Years Ended October 31, (In millions)	2018	2017	2016
Information for pension plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$130.5	$133.3	$121.2
Fair value of plan assets	$121.0	$112.8	$89.2

Years Ended October 31, (In millions)	2018	2017	2016
Reconciliation of accrued pension cost
Accrued pension cost at prior fiscal year end	$4.0	$4.0	$5.7
Net periodic benefit cost	8.2	10.0	8.3
Contributions made during the year	(10.0)	(10.0)	(10.0)
Accrued pension cost at fiscal year end	$2.2	$4.0	$4.0

Years Ended October 31, (In millions)	2018	2017	2016
Components of net periodic benefit cost and other amounts recognized in the fiscal year
Net periodic benefit cost:
Service cost	$10.7	$10.2	$8.9
Interest cost	5.0	4.4	4.3
Expected return on plan assets	(9.2)	(7.3)	(6.6)
Recognized actuarial loss	1.7	2.7	1.7
Net periodic pension cost	$8.2	$10.0	$8.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2018	2017	2016
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	(9.3)	(8.1)	15.4
Amortizations of net (gain)	(1.7)	(2.7)	(1.7)
Total recognized in other comprehensive (income)	$(11.0)	$(10.8)	$13.7
Total recognized in net periodic benefit cost and other comprehensive (income)	$(2.8)	$(0.8)	$22.0

Years Ended October 31,	2018	2017	2016
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost:
Projected Benefit Obligation	3.75%	3.74%	4.25%
Service Cost	3.85%	3.90%	4.42%
Interest Cost	3.39%	3.23%	3.70%
Discount rate for determining benefit obligations at year end	4.42%	3.75%	3.74%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	4.00%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2018	10/31/2017	10/31/2016

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the plan is based primarily on the yields of a universe of high quality corporate bonds or the spot rate of high quality AA-rated corporate bonds, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 3.75%, which is similar to prior fiscal year, had been used, the projected benefit obligation would have been $165.6 million, and the accumulated benefit obligation would have been $145.7 million.

The expected rate of return on plan assets was determined based on a review of historical returns, both for this plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class listed below. These expected future returns were then blended based on this Plan's target asset allocation.

Reasons for Significant Liability Gains and Losses
The projected benefit obligation experienced a net gain of approximately $16.6 million during the year. This gain is the result of assumption changes resulting in a gain of approximately $19.0 million, partially offset by losses of approximately $2.4 million due to demographic experience. The key assumption changes were the increase in the discount rate (gain of $18.4 million) and the change in mortality improvement scale (gain of $0.6 million). The primary reasons for demographic losses were salary increases higher than expected and an increase in the number of participants.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2018	2017	2016
Asset category
Cash and cash equivalents	2.1%	0.9%	4.9%
Corporate common stock	14.5%	12.2%	8.9%
Equity mutual funds	47.4%	49.9%	47.2%
Real estate funds	2.7%	2.9%	4.3%
Bond mutual funds	33.3%	34.1%	34.7%
Total	100.0%	100.0%	100.0%

The Plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock (may include the Company's stock), investment grade bond funds, cash, balanced funds, real estate funds, small or large cap equity funds and international equity funds. The allocation of assets will be determined by the investment manager, and will typically include 50% to 70% equities with the remainder invested in fixed income, real estate, alternatives and cash. Presently, this diversified portfolio is expected to return roughly 8% in the long run.

Fair Value Measurement of Plan Assets

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$2.5	$2.5	$—	$—
Corporate common stock	17.6	17.6	—	—
Equity mutual funds	57.3	57.3	—	—
Real estate funds	3.3	3.3	—	—
Bond mutual funds	40.3	40.3	—	—
Total	$121.0	$121.0	$—	$—

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Cash Flows

Contributions

The Company contributions to the pension plan were $10.0 million for each of the fiscal years 2018, 2017 and 2016. We closely monitor the funded status of the Plan with respect to legislative and accounting rules. We expect to make contributions of about $10.0 million during fiscal 2019.

Estimated Future Benefit Payments

Years (In millions)
2019	$3.7
2020	$4.2
2021	$4.7
2022	$5.3
2023	$6.0
2024-2028	$40.0

 Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the plan. Cooper's contributions on account of participating employees, were $5.9 million, $5.2 million and $4.4 million for the years ended October 31, 2018, 2017 and 2016, respectively.

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

Note 10. Fair Value Measurements
Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. An asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value are valued and disclosed in one of the following three levels of the valuation hierarchy:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At October 31, 2018 and October 31, 2017, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of our revolving credit facility and term loans approximates fair value which is estimated based on current market rates (Level 2). The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of October 31, 2018 and October 31, 2017.
Nonrecurring fair value measurements

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In fiscal 2018, we recorded $24.4 million of impairment charge during the second fiscal quarter related to the intangible assets acquired from Recombine Inc. as the cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds and discounted cash flows. The fair value of these intangible assets determined at the end of the second fiscal quarter was $0.

In addition, the Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described in Note 2. Acquisitions which are considered a Level 3 measurement.

Note 11. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating leases (substantially all real property or equipment) in force at October 31, 2018, were payable as follows:

(In millions)
2019	$37.5
2020	32.5
2021	28.1
2022	24.4
2023	22.0
2024 and thereafter	159.7
$304.2

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $38.8 million, $32.2 million and $29.9 million in 2018, 2017 and 2016, respectively.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Total net sales include sales to customers as reported in our Consolidated Statements of Income and sales between geographic areas that are priced at terms that allow for a reasonable profit for the seller. Operating income (loss) is total net sales less cost of sales, selling, general and administrative expenses, research and development expenses, amortization and intangible impairments. Corporate operating loss is principally corporate headquarters expense. Interest expense, and other income and expenses are not allocated to individual segments.
No customers accounted for 10% or more of our consolidated net revenue in the fiscal year ended October 31, 2018. One customer, a CooperVision contact lens distributor, accounted for approximately 10% and 11% of our consolidated net revenue in the fiscal year ended October 31, 2017 and October 31, 2016, respectively.
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are property, plant and equipment.
The following table presents a summary of our business segment net sales:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In millions)	2018	2017	2016
CooperVision net sales by category:
Toric lens	$591.4	$526.8	$480.2
Multifocal lens	196.6	177.2	169.8
Single-use sphere lens	520.1	438.3	403.1
Non single-use sphere and other	573.9	531.8	524.1
Total CooperVision net sales	1,882.0	1,674.1	1,577.2
CooperSurgical net sales	650.8	464.9	389.6
Total net sales	$2,532.8	$2,139.0	$1,966.8
Information by business segment for each of the years in the three-year period ended October 31, 2018, follows:

(In millions)	CooperVision	CooperSurgical	Corporate	Consolidated
2018
Net sales	$1,882.0	$650.8	$—	$2,532.8
Operating income (loss)	$479.8	$(19.9)	$(56.8)	$403.1
Interest expense				82.7
Other (income), net				(11.5)
Income before income taxes				$331.9
Identifiable assets	$3,746.0	$2,201.7	$165.1	$6,112.8
Depreciation expense	$120.1	$8.1	$0.2	$128.4
Amortization expense	$43.6	$103.1	$—	$146.7
Capital expenditures	$178.4	$15.1	$0.1	$193.6
2017
Net sales	$1,674.1	$464.9	$—	$2,139.0
Operating income (loss)	$418.4	$58.5	$(47.8)	$429.1
Interest expense				33.4
Other expense, net				1.7
Income before income taxes				$394.0
Identifiable assets	$3,562.6	$1,107.5	$188.6	$4,858.7
Depreciation expense	$115.0	$4.7	$0.3	$120.0
Amortization expense	$36.7	$31.7	$—	$68.4
Capital expenditures	$108.2	$18.9	$0.1	$127.2
2016
Net sales	$1,577.2	$389.6	$—	$1,966.8
Operating income (loss)	$309.8	$60.2	$(45.9)	$324.1
Interest expense				26.2
Other expense, net				2.3
Income before income taxes				$295.6
Identifiable assets	$3,382.4	$907.1	$189.1	$4,478.6
Depreciation expense	$131.3	$5.9	$0.3	$137.5
Amortization expense	$40.1	$20.7	$—	$60.8
Capital expenditures	$142.8	$9.8	$—	$152.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2018, follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2018
Sales to unaffiliated customers	$1,162.2	$846.5	$524.1	$2,532.8
Sales between geographic areas	274.3	407.1	(681.4)	—
Net sales	$1,436.5	$1,253.6	$(157.3)	$2,532.8
Operating income (loss)	$(39.3)	$(16.8)	$459.2	$403.1
Long-lived assets	$516.7	$340.7	$118.6	$976.0
2017
Sales to unaffiliated customers	$931.1	$746.2	$461.7	$2,139.0
Sales between geographic areas	255.7	440.5	(696.2)	—
Net sales	$1,186.8	$1,186.7	$(234.5)	$2,139.0
Operating income	$37.8	$1.6	$389.7	$429.1
Long-lived assets	$472.8	$352.3	$85.0	$910.1
2016
Sales to unaffiliated customers	$886.5	$681.1	$399.2	$1,966.8
Sales between geographic areas	254.7	464.1	(718.8)	—
Net sales	$1,141.2	$1,145.2	$(319.6)	$1,966.8
Operating income	$77.7	$6.0	$240.4	$324.1
Long-lived assets	$464.1	$334.4	$79.2	$877.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)

(In millions, except for earnings per share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net sales	$590.0	$631.3	$660.0	$651.5
Gross profit	$370.9	$404.5	$426.8	$430.0
Income before income taxes	$74.8	$54.0	$90.4	$112.7
Net (loss) income attributable to Cooper stockholders	$(122.5)	$60.9	$100.8	$100.6
Earnings (loss) per share attributable to Cooper stockholders - basic	$(2.50)	$1.24	$2.05	$2.05
Earnings (loss) per share attributable to Cooper stockholders - diluted	$(2.50)	$1.23	$2.03	$2.02
2017
Net sales	$499.1	$522.4	$556.0	$561.5
Gross profit	$312.4	$343.9	$356.2	$353.4
Income before income taxes	$80.1	$109.5	$107.7	$96.6
Net income attributable to Cooper stockholders	$75.8	$104.9	$103.6	$88.6
Earnings per share attributable to Cooper stockholders - basic	$1.55	$2.14	$2.12	$1.82
Earnings per share attributable to Cooper stockholders - diluted	$1.53	$2.12	$2.09	$1.78

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14. Subsequent Event

$400 million Term Loan on November 1, 2018

On November 1, 2018, subsequent to the fiscal year ended October 31, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent (2018 Term Loan Agreement) which matures on October 31, 2019. The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility.

Amounts outstanding under the 2018 Term Loan Agreement will bear interest, at the Company’s option, at either the alternate base rate, or the adjusted LIBO rate (each as defined in the 2018 Term Loan Agreement), plus, in the case of adjusted LIBO rate loans, an applicable rate of 60 basis points.

The 2018 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain total leverage ratio and interest coverage ratio, each as defined in the 2018 Term Loan Agreement, consistent with the 2016 Credit Agreement and the 2017 Term Loan Agreement, as discussed in See Note 4. Debt for additional information.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2018, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements, errors or fraud.

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2018.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2018, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

On November 1, 2017, the Company acquired PARAGARD. Management has completed the review and evaluation of its internal control procedures and the design of those control procedures related to the PARAGARD acquisition in fiscal 2018.

Except as described above, there has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - About Our Board of Directors,” “Corporate Governance - Identification of Candidates,” “Corporate Governance - Corporate Governance Policies - Ethics and Business Conduct Policy,” “Corporate Governance - Board Committees - The Audit Committee” and “Report of the Audit Committee” of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2019 (the “2019 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Report of the Organization and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” “Potential Payments Upon Termination or Change in Control,” “Director Compensation” “Corporate Governance - Compensation Committee Interlocks and Insider Participation”
of the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Insiders” and “Principal Securityholders” of the “Ownership of the Company” section of the 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance - Related Party Transactions,” “Proposal 1 - Election of Directors” and “Corporate Governance - About Our Board of Directors” of the 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2019 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2018, 2017 and 2016
Statements of Comprehensive Income for the years ended October 31, 2018, 2017 and 2016
Balance Sheets as of October 31, 2018 and 2017
Statements of Stockholders' Equity for the years ended October 31, 2018, 2017 and 2016
Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2018

(In millions)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2018	$10.8	$11.5	$(3.3)	$19.0
Year Ended October 31, 2017	$8.5	$2.6	$(0.3)	$10.8
Year Ended October 31, 2016	$6.0	$2.5	$—	$8.5

(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In millions)	Balance Beginning of Year	Additions	Reductions/ Charges (2)	Balance at End of Year
Income tax valuation allowance:
Year Ended October 31, 2018	$59.1	$2.8	$(22.8)	$39.1
Year Ended October 31, 2017	$13.3	$45.9	$(0.1)	$59.1
Year Ended October 31, 2016	$13.4	$—	$(0.1)	$13.3

(2)	Reductions includes $16.5 million of valuation allowance from prior years as a result of the sale of investment in research and development credits.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1
Asset Purchase Agreement, dated as of September 11, 2017, by and between CooperSurgical, Inc. and Teva Pharmaceutical Industries Ltd., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 12, 2017

3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated January 13, 2006
3.2	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 12, 2018, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 18, 2018
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

10.6#	Change in Control Agreement dated as of October 22, 2013, by and between The Cooper Companies, Inc. and Agostino Ricupati.
10.7#
The Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed February 1, 2011

10.8#
Amendment No. 1 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011

10.9#
Amendment No. 2 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012

10.10#
Amendment No. 3 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013

10.11#
Amendment No. 4 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
10.12#	Amendment No. 5 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.
10.13#
Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.14#
Form of Restricted Stock Unit Agreement Pursuant to The Cooper Companies, Inc. Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016

10.15#	The Third Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed January 29, 2016
10.16#
Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.17#
Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.18#
Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.19#
Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 13, 2009

10.20(a)
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.21(a)
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

10.23
First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 12, 2005

10.24
Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 12, 2005

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
10.25
Revolving Credit and Term Loan Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, KeyBanc Capital Markets Inc., Citigroup Global Markets Inc., DNB Bank ASA, New York Branch, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., DNB Bank ASA, New York Branch, JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as syndication agents, Citibank, N.A. and Wells Fargo Bank, National Association, as documentation agents, and TD Bank, N.A., PNC Bank, National Association, and U.S. Bank, National Association, as senior managing agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.26
Loan Agreement, dated as of November 1, 2017, among The Cooper Companies, Inc., the lenders party thereto, and DNB Bank ASA, New York Branch, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 1, 2017

10.27
Loan Agreement, dated as of November 1, 2018, among The Cooper Companies, Inc., the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 1, 2018

10.28#	The Cooper Companies, Inc. 2019 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 18, 2018
10.29#	The Cooper Companies, Inc. 2017 Executive Incentive Plan, incorporated by reference to the Company's Proxy Statement filed January 27, 2017
10.30#
Separation Agreement and Mutual General Release entered into by and between The Cooper Companies, Inc. and Carol R. Kaufman as of April 18, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed June 8, 2018

11(b)	Calculation of earnings per share
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101
The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2018, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income for the years ended October 31, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2018, 2017 and 2016, (iii) Consolidated Balance Sheets at October 31, 2018 and 2017, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

(a)
The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)	The information required in this exhibit is provided in See Note 6. Earnings Per Share of the Consolidated Financial Statements for additional information.

#	Indicates management contract or compensatory plan.

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

Item 16. Form 10-K Summary.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2018.

THE COOPER COMPANIES, INC.

By: /s/ Albert G. White, III
Albert G. White, III
President & Chief Executive Officer

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date
/s/ ALBERT G. WHITE, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2018
(Albert G. White, III)
/s/ A. THOMAS BENDER	Chairman of the Board	December 21, 2018
(A. Thomas Bender)
/s/ ALLAN E. RUBENSTEIN, M.D.	Vice Chairman of the Board and Lead Director	December 21, 2018
(Allan E. Rubenstein)
/s/ BRIAN G. ANDREWS	Senior Vice President, Chief Financial Officer & Treasurer	December 21, 2018
(Brian G. Andrews)	(Principal Financial Officer)
/s/ AGOSTINO RICUPATI	Chief Accounting Officer & Senior Vice President, Finance & Tax	December 21, 2018
(Agostino Ricupati)	(Principal Accounting Officer)
/s/ COLLEEN E. JAY	Director	December 21, 2018
(Colleen E. Jay)
/s/ MICHAEL H. KALKSTEIN	Director	December 21, 2018
(Michael H. Kalkstein)
/s/ WILLIAM A. KOZY	Director	December 21, 2018
(William A. Kozy)
/s/ JODY S. LINDELL	Director	December 21, 2018
(Jody S. Lindell)
/s/ GARY S. PETERSMEYER	Director	December 21, 2018
(Gary S. Petersmeyer)
/s/ ROBERT S. WEISS	Director	December 21, 2018
(Robert S. Weiss)
/s/ STANLEY ZINBERG, M.D.	Director	December 21, 2018
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
Director

Albert G. White, III
President & Chief Executive Officer

Stanley Zinberg, M.D.
Director

COMMITTEES OF THE BOARD

Audit Committee
Jody S. Lindell (Chairman)
Michael H. Kalkstein
William A. Kozy
Gary Petersmeyer

Corporate Governance and Nominating Committee
Allan E. Rubenstein, M.D. (Chairman)
Michael H. Kalkstein
William A. Kozy
Stanley Zinberg, M.D.
Colleen E. Jay

Organization and Compensation Committee
Michael H. Kalkstein (Chairman)
Colleen E. Jay
Jody S. Lindell
Gary S. Petersmeyer

EXECUTIVE OFFICERS

Albert G. White, III
President and Chief Executive Officer

Randal L. Golden
Vice President, Secretary and
General Counsel

Agostino Ricupati
Senior Vice President Finance and Tax, and Chief Accounting Officer

Brian G. Andrews
Senior Vice President, Chief Financial Officer & Treasurer

Robert D. Auerbach, M.D
President of CooperSurgical, Inc.

Daniel G. McBride, Esq.
Executive Vice President and Chief Operating Officer; President of CooperVision, Inc.

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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President of Investor Relations & Administration
6140 Stoneridge Mall Road
Suite 590
Pleasanton, CA 94588
Voice: 925-460-3663
Fax: 925-460-3648
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2019.

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