Form 10-Q
period 2019-01-31
COOPER COMPANIES INC
filed 2019-03-06
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended January 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 par value	49,374,137
Class	Outstanding at February 26, 2019

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
Three Months Ended January 31,
(In millions, except for earnings per share)
(Unaudited)

	2019	2018
Net sales	$628.1	$590.0
Cost of sales	209.6	219.1
Gross profit	418.5	370.9
Selling, general and administrative expense	250.0	225.9
Research and development expense	21.0	18.8
Amortization of intangibles	36.6	36.0
Operating income	110.9	90.2
Interest expense	18.2	18.4
Other income, net	1.1	3.0
Income before income taxes	93.8	74.8
(Benefit) provision for income taxes	(9.4)	197.3
Net income (loss)	$103.2	$(122.5)
Earnings (loss) per share - basic	$2.09	$(2.50)
Earnings (loss) per share - diluted	$2.07	$(2.50)
Number of shares used to compute earnings (loss) per share:
Basic	49.3	48.9
Diluted	49.9	48.9
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended January 31,
(In millions)
(Unaudited)

	2019	2018
Net income (loss)	$103.2	$(122.5)
Other comprehensive income:
Foreign currency translation adjustment, net of tax	32.7	102.3
Comprehensive income (loss)	$135.9	$(20.2)
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	January 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$146.6	$77.7
Trade accounts receivable, net of allowance for doubtful accounts of $19.7 at January 31, 2019 and $19.0 at October 31, 2018	389.7	374.7
Inventories	486.2	468.8
Prepaid expense and other current assets	170.5	169.7
Total current assets	1,193.0	1,090.9
Property, plant and equipment, at cost	2,009.3	1,930.3
Less: accumulated depreciation and amortization	985.5	954.3
	1,023.8	976.0
Goodwill	2,449.3	2,392.1
Other intangibles, net	1,514.1	1,521.3
Deferred tax assets	55.2	58.4
Other assets	63.2	74.1
	$6,298.6	$6,112.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$445.5	$37.1
Accounts payable	129.6	146.4
Employee compensation and benefits	75.9	94.0
Other current liabilities	287.6	259.0
Total current liabilities	938.6	536.5
Long-term debt	1,686.9	1,985.7
Deferred tax liabilities	34.6	31.0
Long-term tax payable	124.8	141.5
Accrued pension liability and other	88.2	110.3
Total liabilities	2,873.1	2,805.0
Contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 52.9 at January 31, 2019 and 52.8 at October 31, 2018	5.3	5.3
Additional paid-in capital	1,574.8	1,572.1
Accumulated other comprehensive loss	(398.0)	(430.7)
Retained earnings	2,664.4	2,576.0
Treasury stock at cost: 3.6 shares at January 31, 2019 and 3.6 shares at October 31, 2018	(421.2)	(415.1)
Noncontrolling interests	0.2	0.2
Stockholders’ equity	3,425.5	3,307.8
	$6,298.6	$6,112.8
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at November 1, 2017	48.8	$4.9	3.6	$0.3	$1,526.7	$(375.3)	$2,434.2	$(415.1)	$0.1	$3,175.8
Net loss	—	—	—	—	—	—	(122.5)	—	—	(122.5)
Other comprehensive income, net of tax	—	—	—	—	—	102.3	—	—	—	102.3
Issuance of common stock for stock plans, net	0.2	0.1	—	—	(10.6)	—	—	—	—	(10.5)
Dividends on common stock	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Share-based compensation expense	—	—	—	—	12.7	—	—	—	—	12.7
Balance at January 31, 2018	49.0	$5.0	3.6	$0.3	$1,528.8	$(273.0)	$2,310.3	$(415.1)	$0.1	$3,156.4

Balance at November 1, 2018	49.2	$5.0	3.6	$0.3	$1,572.1	$(430.7)	$2,576.0	$(415.1)	$0.2	$3,307.8
Net income	—	—	—	—	—	—	103.2	—	—	103.2
Other comprehensive income, net of tax	—	—	—	—	—	32.7	—	—	—	32.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(9.0)	—	—	—	—	(9.0)
Treasury stock repurchase	—	—	—	—	—	—	—	(6.1)	—	(6.1)
Dividends on common stock	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	11.7	—	—	—	—	11.7
ASU 2016-16 adoption (1)	—	—	—	—	—	—	(13.3)	—	—	(13.3)
Balance at January 31, 2019	49.3	$5.0	3.6	$0.3	$1,574.8	$(398.0)	$2,664.4	$(421.2)	$0.2	$3,425.5

See accompanying notes to consolidated financial statements.

(1) We adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory in the first quarter of fiscal 2019. Refer to “Note 1. General" for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In millions)
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income (loss)	$103.2	$(122.5)
Depreciation and amortization	68.8	66.6
Increase in operating capital	(53.3)	(177.0)
Other non-cash items	(16.9)	259.1
Net cash provided by operating activities	101.8	26.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(79.2)	(51.4)
Acquisitions of businesses and assets, net of cash acquired, and other	(50.0)	(1,193.2)
Net cash used in investing activities	(129.2)	(1,244.6)
Cash flows from financing activities:
Proceeds from long-term debt	261.8	1,672.8
Repayments of long-term debt	(560.8)	(445.8)
Net proceeds from short-term debt	407.5	4.8
Net payments related to share-based compensation awards	(9.0)	(10.5)
Repurchase of common stock	(6.1)	—
Debt acquisition costs	(0.2)	(3.9)
Net cash provided by financing activities	93.2	1,217.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	3.9
Net increase in cash, cash equivalents and restricted cash	66.7	2.9
Cash, cash equivalents and restricted cash at beginning of period	80.2	88.8
Cash, cash equivalents and restricted cash at end of period	$146.9	$91.7
Reconciliation of cash flow information:
Cash and cash equivalents	$146.6	$91.4
Restricted cash included in other current assets (1)	0.3	0.3
Total cash, cash equivalents, and restricted cash	$146.9	$91.7

(1) We adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash in the fourth quarter of fiscal 2018. Amounts included in restricted cash represent those required to be set aside by a financial arrangement.

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
Accounting Pronouncements Recently Adopted

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires an entity to disaggregate the service cost component from the other components of net benefit cost. The service cost component is now presented in the same income statement line as other compensation costs arising from services rendered by the pertinent employees during the period and the other components of net benefit costs are presented separately as other income/expense below operating income. The Company adopted this guidance on November 1, 2018, and it did not have a material impact on the Company’s reported financial results.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU changes the timing of the recognition of the income tax consequences of non-inventory transfers which under current guidance defers the income tax consequences until the asset is sold to an outside party or otherwise recognized. The guidance for the amendments of ASU 2016-16 requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company adopted ASU 2016-16 in the first quarter of fiscal 2019 on a modified retrospective basis. The Company recorded the cumulative effect of the change as a decrease to retained earnings of approximately $13.3 million. The cumulative effect adjustment represents the recognition of unrecognized income tax effects from intra-entity transfers of assets other than inventory that occurred prior to the date of adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU requires revenue recognition to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or alternatively, the modified retrospective transition method whereby the company recognizes the cumulative effect of initially applying the guidance as an opening balance sheet adjustment to equity in the period of initial application. This alternative approach must be supplemented by additional disclosures.

We adopted ASU 2014-09 on November 1, 2018, using the modified retrospective transition method. We did not recognize any cumulative effect of initially applying the new revenue standard as an adjustment to our opening balance of retained earnings due to its immaterial impact. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. There was no material impact of ASC 606 to our financial statements during the three months ended January 31, 2019. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

The Company applies the provisions of Accounting Standards Codification (ASC) 606-10 or ASU 2014-09, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

the contract, and (5) recognize revenue when a performance obligation is satisfied. For a complete discussion of accounting for net product revenue, see Note 2. Revenue Recognition.
Accounting Pronouncements Issued Not Yet Adopted

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606. This guidance amended ASC 808 and ASC 606 to clarify that transactions in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account). The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. We are currently evaluating the impact of ASU 2018-18 which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2020.
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

We anticipate this standard to have a material impact on our Consolidated Balance Sheets and related disclosures due to the recognition of ROU assets and lease liabilities for operating leases. However, we do not expect adoption to have a material impact on our Consolidated Income Statements. We are continuing to assess and evaluate the potential impacts of the standard as well as the election of transition method and certain practical expedients available within the ASU. We are in the process of documenting and analyzing our lease contracts, assessment of business processes and controls, selecting a system solution and completing our analysis of information necessary to determine the impact to the consolidated financial statements.

Accounts Receivable Factoring Program

We may factor certain designated trade receivables with one or more third party financial institutions pursuant to a factoring agreement. These are non-recourse factoring arrangements to assist us in managing operating cash flow and meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860, where the Company’s continuing involvement subsequent to the transfer is limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. Proceeds from amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Company's Consolidated Balance Sheets. Cash flows attributable to factoring are reflected as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Factoring fees associated with the sale of factored receivables for the three months ended January 31, 2019 were $0.4 million and were minimal for the three months ended January 31, 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 2. Revenue Recognition

Product Revenue, Net

The Company sells its products principally to a limited number of distributors, group purchasing organizations, eye care or health care professionals including independent practices, corporate retailers, hospitals and clinics or authorized resellers (collectively, its Customers). These Customers subsequently resell the Company’s products to eye care or health care providers and patients. In addition to product supply and distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be contracts with a customer. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations.

Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the Customer. When the Company performs shipping and handling activities after the transfer of control to the Customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company does not have any revenue recognized on payment expected to be received more than one year after the transfer of control of the products. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. See Note14. Business Segment Information, for disaggregation of revenue.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified primarily in current liability. Variable consideration is estimated based on the most likely amount or expected value approach, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company will apply that method consistently.

Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances

The Company generally provides Customers with discounts, which include incentive fees that are stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from certain Customers. To the extent the services received are distinct from the Company’s sale of products to the Customer and have readily determinable fair value, these payments are classified in selling, general and administrative expenses in the consolidated statements of income of the Company.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Product Returns

Consistent with industry practice, the Company generally offers Customers a limited right of return for a product that has been purchased from the Company. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of our influence. However, we have significant experience in estimating the amount of refunds, based primarily on historical data. Our refund liability for product returns was $12.6 million at January 31, 2019 which is included in Accrued liabilities on our Condensed Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers.

Rebates and Chargebacks

Rebates are estimated based on contractual terms, historical experience, customer mix, trend analysis and projected market conditions in the various markets served.

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list wholesale prices charged to the Company’s direct customers. For certain office and surgical products in CooperSurgical, customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers. CooperSurgical rebates are predominately related to the Medicaid rebate provision that is estimated based upon contractual terms, historical experience, and trend analysis.

Contract balances

The timing of billing and revenue recognition primarily occurs simultaneously. The Company does not have material contract assets or liabilities.

Note 3. Acquisitions
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during fiscal 2019 and 2018:

(In millions)	January 31, 2019	October 31, 2018
Technology	$9.9	$—
Customer relationships	7.5	23.5
Trademarks	9.7	100.0
Composite intangible asset	—	1,061.9
Other	—	4.2
Total identifiable intangible assets	$27.1	$1,189.6
Goodwill	35.8	70.6
Net tangible assets	1.4	59.6
Total purchase price	$64.3	$1,319.8
All the acquisitions were funded by cash generated from operations or facility borrowings.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Fiscal Year 2019

On December 31, 2018, CooperSurgical completed the acquisition of Incisive Surgical Inc., a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure. The purchase price allocation is preliminary and we are in the process of finalizing information primarily related to property, plant & equipment, inventories, receivables, certain accruals and other liabilities, taxes and the corresponding impact on goodwill.

On December 28, 2018, CooperVision completed the acquisition of Blanchard Contact Lenses. Blanchard is a privately-held scleral lens company, which expands CooperVision's specialty and scleral lens portfolio. The purchase price allocation is preliminary and we are in the process of finalizing information primarily related to property, plant & equipment, inventories, receivables, certain accruals and other liabilities, taxes and the corresponding impact on goodwill.
The pro forma results of operations of these acquisitions have not been presented because the effects of the business combinations described above, individually and in the aggregate, were not material to our consolidated results of operations.
Fiscal Year 2018

PARAGARD

On November 1, 2017, CooperSurgical acquired the assets of the PARAGARD Intrauterine Device (IUD) business (PARAGARD) from Teva Pharmaceuticals Industries Limited for $1.1 billion. This asset acquisition broadened and strengthened CooperSurgical's product portfolio. PARAGARD® is the only hormone-free, long lasting, reversible contraceptive approved by the United States Food and Drug Administration (FDA) available in the United States.

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
Other Acquisitions
On April 3, 2018, CooperSurgical completed the acquisition of The LifeGlobal Group (LifeGlobal). LifeGlobal was a privately held company that specializes primarily in in-vitro fertilization (IVF) media. LifeGlobal’s product categories include media products as well as IVF laboratory air filtration products and dishware. We have completed the purchase price allocation for this acquisition.

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

Note 4. Inventories

(In millions)	January 31, 2019	October 31, 2018
Raw materials	$119.9	$112.5
Work-in-process	12.6	12.6
Finished goods	353.7	343.7
	$486.2	$468.8
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2017	$1,735.7	$619.1	$2,354.8
Net additions during the year ended October 31, 2018	36.8	34.4	71.2
Translation	(29.6)	(4.3)	(33.9)
Balance at October 31, 2018	1,742.9	649.2	2,392.1
Net additions during the three months ended January 31, 2019	13.9	21.9	35.8
Translation	19.9	1.5	21.4
Balance at January 31, 2019	$1,776.7	$672.6	$2,449.3

The Company evaluates goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill and evaluates its goodwill balances and tests them for impairment in accordance with related accounting standards. The Company performed its annual impairment assessment in its third quarters of fiscal 2018 and fiscal 2017 respectively, and its analysis indicated that the Company had no impairment of goodwill.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Intangible Assets

	January 31, 2019		October 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (In years)

Trademarks	$149.3	$19.4	$139.2	$16.9	14
Composite intangible asset	1,061.9	88.5	1,061.9	70.8	15
Technology	405.8	198.5	395.0	190.7	11
Customer relationships	359.0	175.3	350.0	168.6	13
License and distribution rights and other	76.0	56.2	74.9	52.7	9
	2,052.0	$537.9	2,021.0	$499.7	14
Less: accumulated amortization and translation	537.9		499.7
Other intangible assets, net	$1,514.1		$1,521.3
Balances include foreign currency translation adjustments.
As of January 31, 2019, the estimation of amortization expenses for intangible assets with finite lives is as follows:

Fiscal years:	(In millions)
Remainder of 2019	$109.1
2020	136.1
2021	134.8
2022	132.9
2023	130.7
Thereafter	861.6
Total remaining amortization for intangible assets	$1,505.2

Note 6. Debt

(In millions)	January 31, 2019	October 31, 2018
Overdraft and other credit facilities	$45.6	$37.1
Term loans	400.0	—
Less: unamortized debt issuance cost	(0.1)	—
Short-term Debt	$445.5	$37.1

Revolving credit	$140.0	$439.0
Term loans	1,550.0	1,550.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(3.3)	(3.5)
Long-term Debt	$1,686.9	$1,985.7

Total Debt	$2,132.4	$2,022.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

$400 million Term Loan on November 1, 2018
On November 1, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility. At January 31, 2019, we had $400.0 million outstanding under the 2018 Term Loan Agreement.
Amounts outstanding under the 2018 Term Loan Agreement will bear interest, at the Company's option, at either the base rate, or the adjusted LIBO rate (each as defined in the 2018 Term Loan Agreement), plus, in each case, an applicable rate of 0.00% in respect of base rate loans and 0.60% in respect of adjusted LIBO rate loans. The weighted average interest rate for the three months ended January 31, 2019 was 2.99%.

The 2018 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2018 Term Loan Agreement) consistent with the 2016 Credit Agreement discussed below.
$1.425 billion Term Loan on November 1, 2017
On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a five-year, $1.425 billion, senior unsecured term loan agreement (the 2017 Term Loan Agreement) by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement.
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

The 2017 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2017 Term Loan Agreement) consistent with the 2016 Credit Agreement discussed below. At January 31, 2019, we had $1.425 billion outstanding under the 2017 Term Loan Agreement.
Revolving Credit and Term Loan Agreement on March 1, 2016
On March 1, 2016, we entered into a Revolving Credit and Term Loan Agreement (the 2016 Credit Agreement), among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in an aggregate principal amount of $830.0 million (the 2016 Term Loan Facility), each of which, unless terminated earlier, mature on March 1, 2021. In addition, we have the ability from time to time to request an increase to the size of the 2016 Revolving Credit Facility or establish one or more new term loans under the 2016 Term Loan Facility in an aggregate amount up to $750.0 million, subject to the discretionary participation of the lenders.

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

We pay an annual commitment fee that ranges from 0.125% to 0.25% of the unused portion of the 2016 Revolving Credit Facility depending on certain financial ratios. In addition to the annual commitment fee described above, we are also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the 2016 Credit Agreement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

At January 31, 2019, we had $125.0 million outstanding under the 2016 Term Loan Facility and $859.5 million available under the 2016 Revolving Credit Facility.

The 2016 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2016 Credit Agreement):

•	Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.

•	Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At January 31, 2019, we were in compliance with the Interest Coverage Ratio at 10.70 to 1.00 and the Total Leverage Ratio at 2.25 to 1.00 for 2018 Term Loan Agreement, the 2017 Term Loan Agreement, and the 2016 Credit Agreement.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 for more details.

Note 7. Income Taxes
Recent Tax Legislation
The 2017 Act was enacted into law on December 22, 2017 and significantly changes existing U.S. tax law. The 2017 Act adopts a territorial tax system, imposes a mandatory one-time transition tax on earnings of foreign subsidiaries that were previously indefinitely reinvested, and reduces the U.S. federal statutory tax rate from 35% to 21%. For first quarter of fiscal 2019, the Company has utilized the enacted U.S. federal statutory tax rate of 21%.
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
The 2017 Act was effective in the first quarter of fiscal 2018. As of January 31, 2019, we have completed our accounting for the tax effects of the enactment of the 2017 Act and recorded a final adjustment to our provisional tax expense pursuant to SAB 118. During the first quarter of fiscal 2019, we recorded tax benefit of $4.4 million in our financial statements to finalize the tax effects of the 2017 Act. The Company is no longer asserting that earnings from our foreign subsidiaries are indefinitely reinvested.

The 2017 Act imposes a new tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries referred to as GILTI which is effective in fiscal 2019. In accordance with FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, the Company is making an accounting policy election to recognize the tax expense related to GILTI in the year the tax is incurred.
Effective Tax Rate
The Company's effective tax rates were a benefit of 10.0% and expense of 263.7% for the first quarters of fiscal 2019 and fiscal 2018, respectively. The decrease in our effective tax rate for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was primarily due to the provisional charge of $202.0 million relating to the 2017 Act that was recorded in the first quarter of fiscal 2018. Our effective tax rate for the first quarter of fiscal 2019 was lower than the U.S. statutory rate because of discrete tax benefits which were partially offset by a less favorable mix of income from our foreign jurisdictions with lower tax rates. Total discrete tax benefits for the first quarter of fiscal 2019 were $18.7 million primarily relating to settlement of tax audits, revisions to the provisional tax charges relating to the 2017 Act, and excess tax benefits from share-based compensation. Our effective tax rate for the first quarter of fiscal 2018 was higher than the U.S. statutory rate because of the discrete tax expense relating to the 2017 Act, which was partially offset by a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation.

We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of January 31, 2019, and October 31, 2018, Cooper had unrecognized tax benefits of $47.1 million and $68.9 million, respectively. The decrease is primarily related to settling prior year tax audits, partially offset by additions to current period transfer pricing reserves. It is our policy to recognize interest and penalties directly related to income taxes as additional income tax expense. It is reasonably possible that $3.1 million of unrecognized tax benefits could be settled during the next twelve months.

The Company is subject to U.S. Federal income tax examinations for fiscal 2015 through 2018 and the Internal Revenue Service is currently auditing our U.S. Consolidated Corporation Income Tax Returns for fiscal 2015 and 2016. The

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Company remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2015 through 2018.

Note 8. Earnings Per Share

Three Months Ended January 31,
(In millions, except per share amounts)	2019	2018
Net income (loss)	$103.2	$(122.5)
Basic:
Weighted average common shares	49.3	48.9
Basic earnings (loss) per share	$2.09	$(2.50)
Diluted:
Weighted average common shares	49.3	48.9
Effect of potential dilutive shares	0.6	—
Diluted weighted average common shares*	49.9	48.9
Diluted earnings (loss) per share attributable to Cooper stockholders	$2.07	$(2.50)
*The number of diluted weighted average common shares used to calculate fiscal 2018 diluted loss per share excludes all potentially dilutive instrument because they would be antidilutive due to the net loss position.

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2019	2018
Number of stock option shares excluded	377	1,202
Range of exercise prices	$226.30-$254.77	$15.83-$229.66
Number of restricted stock units excluded	17	546

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2018. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2019	2018
Selling, general and administrative expense	$9.3	$10.7
Cost of sales	1.5	1.3
Research and development expense	0.9	0.7
Total share-based compensation expense	$11.7	$12.7
Related income tax benefit	$1.7	$2.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
Balance at October 31, 2017	$(353.7)	$(21.6)	$(375.3)
Gross change in value during the year ended October 31, 2018	(58.5)	11.0	(47.5)
Tax effect for the period	—	(3.1)	(3.1)
ASU 2018-02 adoption(1)	—	(4.8)	(4.8)
Balance at October 31, 2018	$(412.2)	$(18.5)	$(430.7)
Gross change in value during the three months ended January 31, 2019	32.7	—	32.7
Balance at January 31, 2019	$(379.5)	$(18.5)	$(398.0)

(1)	Represents reclassification to retained earnings from adoption of ASU 2018-02. Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 for more details.
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
In the fiscal first quarter of 2019, we repurchased 24.5 thousand shares of the Company's common stock for $6.1 million, at an average purchase price of $248.70 per share. We did not repurchase shares during the fiscal year ended October 31, 2018. At January 31, 2019, $557.4 million remains authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share on February 8, 2019, to stockholders of record on January 22, 2019.

Note 11. Fair Value Measurements
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
At January 31, 2019 and October 31, 2018, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of our revolving credit facility and term loans approximates fair value estimated based on current market rates (Level 2). The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of January 31, 2019 and October 31, 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described in Note 3. Acquisitions which are considered a Level 3 measurement.

Note 12. Employee Benefits
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
Our results of operations for the three months ended January 31, 2019 and 2018, reflect the following components of net periodic pension costs:

Three Months Ended January 31,
(In millions)	2019	2018
Service cost	$2.5	$2.7
Interest cost	1.5	1.3
Expected return on plan assets	(2.4)	(2.3)
Recognized net actuarial loss	0.2	0.4
Net periodic pension cost	$1.8	$2.1
We did not contribute to the Plan in the first quarter of fiscal 2019 and expect to contribute $10.0 million during the remainder of fiscal 2019. We did not contribute to the Plan in the first quarter of fiscal 2018. The expected rate of return on Plan assets for determining net periodic pension cost is 8%.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Total identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

Three Months Ended January 31,
(In millions)	2019	2018
CooperVision net sales by category:
Toric lens	$146.0	$137.8
Multifocal lens	49.1	46.9
Single-use sphere lens	132.1	116.3
Non single-use sphere and other	142.9	143.8
Total CooperVision net sales	470.1	444.8
CooperSurgical net sales by category:
Office and surgical procedures	95.7	88.2
Fertility	62.3	57.0
Total CooperSurgical net sales	158.0	145.2
Total net sales	$628.1	$590.0
Operating income (loss):
CooperVision	$116.3	$112.3
CooperSurgical	7.2	(9.3)
Corporate	(12.6)	(12.8)
Total operating income	110.9	90.2
Interest expense	18.2	18.4
Other income, net	1.1	3.0
Income before income taxes	$93.8	$74.8

(In millions)	January 31, 2019	October 31, 2018
Total identifiable assets:
CooperVision	$3,869.8	$3,746.0
CooperSurgical	2,214.6	2,201.7
Corporate	214.2	165.1
Total	$6,298.6	$6,112.8
Geographic information:

Three Months Ended January 31,
(In millions)	2019	2018
Net sales to unaffiliated customers by country of domicile:
United States	$278.9	$261.5
Europe	209.7	203.8
Rest of world	139.5	124.7
Total	$628.1	$590.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	January 31, 2019	October 31, 2018
Net property, plant and equipment by country of domicile:
United States	$550.2	$516.7
Europe	349.6	340.7
Rest of world	124.0	118.6
Total	$1,023.8	$976.0

Note 15. Subsequent Event

Filshie Clip System

On February 1, 2019, subsequent to the first quarter of fiscal 2019, the Company agreed to the early termination of an exclusive distribution agreement with Femcare Ltd. which had given CooperSurgical the exclusive rights to distribute the Filshie Clip System in the U.S. The Company received consideration of $21 million on January 31, 2019, from Utah Medical Products, Inc. (UTMD), the parent company of Femcare Ltd., in exchange for the agreement to terminate the exclusive distribution agreement prior to the end of the contractual term. UTMD has also agreed to buyback resaleable Filshie Clip System inventory.

Diverted Profit Tax

On February 26, 2019, subsequent to the first quarter of fiscal 2019, the Company received a refund of approximately GBP 22.1 million (USD 29.0 million) from the GBP 31 million (USD 42.0 million) payment made on January 19, 2018 to the U.K. Tax Authorities. The payment had been made in regard to the Diverted Profit Tax matter related to the transfer of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Unaudited Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in global political and economic conditions, and related uncertainty caused by the United Kingdom’s election to withdraw from the European Union and its potential impact on, among other things, the movement of goods and materials in our supply chain, additional regulatory approvals and requirements, and increased tariffs and duties.

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, escalating global trade barriers including additional tariffs.

•	Foreign currency exchange rate and interest rate fluctuations including the risk of fluctuations in the value of foreign currencies or interest rates that would decrease our revenues and earnings.

•
Changes in tax laws or their interpretation and changes in statutory tax rates, including but not limited to, the U.S., the United Kingdom and other countries may affect our taxation of earnings recognized in foreign jurisdictions and/or negatively impact our effective tax rate.

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

•
Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of third- party information, such as HIPAA in the U.S. and the General Data Protection Regulation requirements in Europe, including but not limited to those resulting from data security breaches.

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

•	Reduced sales, loss of customers and costs and expenses related to product recalls and warning letters.

•	Failure to receive, or delays in receiving, regulatory approvals for products.

•	Failure of our customers and end users to obtain adequate coverage and reimbursement from third-party payors for our products and services.

•
The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill, other intangible assets and idle manufacturing facilities and equipment.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the first quarter of fiscal 2019 ended January 31, 2019 and compare them with the same periods of fiscal 2018. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

First Quarter Highlights

•	Gross profit $418.5 million, up 13% from $370.9 million in the prior year period

•	Operating income $110.9 million, up 23% from $90.2 million in the prior year period

•	Diluted earnings per share of $2.07, up from $2.50 diluted loss per share in the prior year period

•	Cash provided by operations $101.8 million, compared to $26.2 million in the prior year period
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, changes in tax legislation, debt concerns, the uncertainty caused by the United Kingdom's upcoming withdrawal from the European Union, global trade barriers including additional tariffs and the trend of consolidations within the health care industry, impact our current performance and continue to represent a risk to our future performance.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision acquired the following entity during the three months ended January 31, 2019:

•	Blanchard Contact Lenses on December 28, 2018 - a privately-held scleral lens company, which expands CooperVision's specialty and scleral lens portfolio.
CooperVision acquired the following entities during the three months ended January 31, 2018:

•	Blueyes on January 4, 2018 - a long-standing distribution partner, which had a leading position in the distribution of contact lenses to the optical and pharmacy sector in Israel.

•	Paragon Vision Sciences on December 1, 2017 - a leading provider of orthokeratology (ortho-k) specialty contact lenses and oxygen permeable rigid contact lens materials.
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
CooperSurgical acquired the following entity during the three months ended January 31, 2019:

•	Incisive Surgical Inc. on December 31, 2018 - a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure.
CooperSurgical acquired the following entities during fiscal 2018:

•
LifeGlobal Group on April 3, 2018 - a privately held company that specializes primarily in IVF media. LifeGlobal’s product categories include media products, IVF laboratory air filtration products and dishware.

•
PARAGARD on November 1, 2017 - CooperSurgical acquired the assets of the PARAGARD IUD business from Teva for $1.1 billion. PARAGARD broadened and strengthened CooperSurgical's women's health product portfolio and it is the only non-hormonal, long lasting, reversible contraceptive option approved by the FDA and available in the United States. IUDs represent a large and growing segment of the Long Acting Reversible Contraceptive market.

We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of women's health, fertility, diagnostics and contraception.

Capital Resources - At January 31, 2019, we had $146.6 million in unrestricted cash, primarily held outside the United States, and $859.5 million available under our 2016 Revolving Credit Facility (as defined below). Term loans of $1,950.0 million remained outstanding at January 31, 2019.

On November 1, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility. At January 31, 2019, we had $400.0 million outstanding under the 2018 Term Loan Agreement.
On November 1, 2017, we entered into a $1.425 billion syndicated Term Loan Agreement (the 2017 Term Loan Agreement) which matures on November 1, 2022, to fund the acquisition of PARAGARD, to partially repay outstanding amounts under the 2016 Revolving Credit Facility, and for general corporate purposes. At January 31, 2019, we had $1.425 billion outstanding under the 2017 Term Loan Agreement.
On March 1, 2016, we entered into a syndicated revolving Credit and Term Loan Agreement (the 2016 Credit Agreement). This agreement, maturing on March 1, 2021, provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in the aggregate principal amount of $830.0 million (the 2016 Term Loan Facility). At January 31, 2019, we had $125.0 million outstanding under the 2016 Term Loan Facility. See Note 6. Debt of the Consolidated Financial Statements for additional information.

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

Selected Statistical Information – Percentage of Net Sales

	Percentage of Sales		2019 vs 2018 % Change in Absolute Values
Three Months Ended January 31,	2019	2018
Net sales	100%	100%	6%
Cost of sales	33%	37%	(4)%
Gross profit	67%	63%	13%
Selling, general and administrative expense	40%	38%	11%
Research and development expense	3%	3%	11%
Amortization of intangibles	6%	6%	2%
Operating income	18%	15%	23%
Net Sales Growth by Business Unit

Three Months Ended January 31,
($ in millions)	2019	2018	Increase	2019 vs 2018 % Change
CooperVision	$470.1	$444.8	$25.3	6%
CooperSurgical	158.0	145.2	12.8	9%
Net sales	$628.1	$590.0	$38.1	6%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects

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

CooperVision Net Sales by Category

Three Months Ended January 31,
($ in millions)	2019	2018	2019 vs 2018 % Change
Toric	$146.0	$137.8	6%
Multifocal	49.1	46.9	5%
Single-use spheres	132.1	116.3	14%
Non single-use sphere, other	142.9	143.8	(1)%
	$470.1	$444.8	6%
In the three months ended January 31, 2019:

•	Toric and multifocal lenses grew primarily through the success of Biofinity, clariti and MyDay

•	Single-use sphere lenses growth was primarily attributed to clariti and MyDay lenses

•	Non-single-use spheres decline is primarily due to negative impact of foreign exchange rates offset by higher Biofinity sales.

•	"Other" products primarily include lens care which represent approximately 2% of net sales in first quarter of fiscal 2019 compared to 3% in prior year period

•
Increased sales of silicone hydrogel products were partially offset by lower sales of older hydrogel products. Total silicone hydrogel products grew 12% in first quarter of fiscal 2019, representing 71% of net sales compared to 67% in the prior year period.

•	Foreign exchange rates negatively impacted sales by $13.3 million in the first quarter of fiscal 2019, primarily attributable to the Euro and British Pound

•	Sales growth was primarily driven by increases in the volume of lenses sold. Average realized prices by product did not materially influence sales growth

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Three Months Ended January 31,
($ in millions)	2019	2018	2019 vs 2018 % Change
Americas	$176.0	$169.1	4%
EMEA	184.3	177.9	4%
Asia Pacific	109.8	97.8	12%
	$470.1	$444.8	6%
CooperVision's regional growth was primarily attributable to market gains of silicone hydrogel contact lenses. Refer to CooperVision Net Sales by Category above for further discussion.
CooperSurgical Net Sales by Category
CooperSurgical supplies the family health care market with a diversified portfolio of products and services. Our office and surgical offerings include products that facilitate surgical and non-surgical procedures that are commonly performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and medical offices. Fertility offerings include highly specialized products and services that target the IVF process, including diagnostics testing with a goal to make fertility treatment safer, more efficient and convenient.
The chart below shows the percentage of net sales of office and surgical procedures and fertility.

Three Months Ended January 31,
($ in millions)	2019	2018	2019 vs 2018 % Change
Office and surgical procedures	$95.7	$88.2	9%
Fertility	$62.3	$57.0	9%
	$158.0	$145.2	9%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

In the three months ended January 31, 2019:

•
Office and surgical procedures increased compared to prior year periods due to continued growth in PARAGARD and surgical products, primarily Uterine Manipulators and recently acquired products of Incisive Surgical.

•
Fertility net sales increased compared to the prior year periods, primarily due to increased sales of IVF consumables, IVF equipment and LifeGlobal products, partially offset by a decrease in diagnostics revenue

•	Unit growth and product mix positively impacted sales growth
Gross Profit

Gross Profit Percentage of Net Sales
Three Months Ended January 31,	2019	2018
CooperVision	66%	66%
CooperSurgical	69%	54%
Consolidated	67%	63%
CooperVision's gross margin remained relatively flat in first quarter of fiscal 2019 compared to fiscal 2018 due to:

•	an increase in sales of higher margin products including Biofinity;

•	offset by the unfavorable impact to revenue from exchange rate fluctuations, primarily attributable to the Euro and British Pound; and product mix
CooperSurgical's increase in gross margin in first quarter of fiscal 2019 compared to fiscal 2018 was primarily due to:

•	an increase in sales of PARAGARD IUD product and inclusion of LifeGlobal products with higher gross margin;

•	partially offset by $4.2 million of acquisition, integration and manufacturing related costs.

•	First quarter of fiscal 2018 included $16.9 million of PARAGARD inventory step-up charges.

Selling, General and Administrative Expense (SGA)

Three Months Ended January 31, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$168.7	36%	$157.9	36%	7%
CooperSurgical	68.7	44%	55.2	38%	25%
Corporate	12.6	—	12.8	-	(2)%
	$250.0	40%	$225.9	38%	11%
CooperVision's SGA increase in the first quarter of fiscal 2019 compared to fiscal 2018 was due to investments to support our long-term objectives, including increased headcount in SGA, investments in information technology and higher distribution expenses to support revenue growth. CooperVision's SGA in the three months ended January 31, 2019 included $2.4 million of integration and third-party consulting costs.
The increases in CooperSurgical's SGA in the first quarter of fiscal 2019 compared to fiscal 2018 in absolute dollars and as a percentage of sales were primarily due to higher PARAGARD marketing expenses and sales headcount investment to support growth. CooperSurgical's SGA in the three months ended January 31, 2019, included $8.4 million of primarily acquisition and integration expenses of acquired companies, as well as third-party consulting costs.
The Corporate SGA remained relatively flat in first quarter of fiscal 2019 compared to fiscal 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Research and Development Expense (R&D)

Three Months Ended January 31, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$13.5	3%	$12.2	3%	10%
CooperSurgical	7.5	5%	6.6	5%	11%
	$21.0	3%	$18.8	3%	11%
In the three months ended January 31, 2019:

•
CooperVision's R&D increased mainly due to increased costs from acquisitions and clinical studies. As a percentage of sales, R&D expense remained flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.

•
The increase in CooperSurgical's R&D were primarily due to acquisitions, increased investment and activities in developing new products and services and upgrades of existing products. As a percentage of sales, R&D expense remained flat. CooperSurgical's R&D activities include diagnostics, IVF product development and the design and upgrade of surgical procedure devices.

Amortization Expense

Three Months Ended January 31, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$10.5	2%	$10.5	2%	—%
CooperSurgical	26.1	17%	25.5	18%	3%
	$36.6	6%	$36.0	6%	2%
CooperVision's amortization expense remained flat in first quarter of fiscal 2019 compared to fiscal 2018. CooperSurgical's increase in amortization expense in the first quarter of fiscal 2019 compared to fiscal 2018 was primarily due to amortization of intangible assets acquired in recent acquisitions.

Operating Income (Loss)

Three Months Ended January 31, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$116.3	25%	$112.3	25%	4%
CooperSurgical	7.2	5%	(9.3)	(6)%	177%
Corporate	(12.6)	—	(12.8)	-	2%
	$110.9	18%	$90.2	15%	23%

CooperVision operating income remained flat as a percentage of net sales and increased in absolute dollars due to improved sales of higher margin products, including Biofinity, partially offset by the negative impact of foreign exchange rates. CooperSurgical operating income increased due to increase in sales including higher margin products and recent acquisitions. CooperSurgical operating income in the first quarter of fiscal 2018 included $16.9 million of PARAGARD inventory step up charges. On a consolidated basis, operating income increased in the first quarter of fiscal 2019 compared to fiscal 2018, in absolute dollars and as a percentage of net sales was primarily due to the increase in consolidated net sales.
Interest Expense

Three Months Ended January 31, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
Interest expense	$18.2	3%	$18.4	3%	(1)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The decrease in interest expense was primarily due to lower average debt balances as a result of repayments, partially offset by higher interest rates.

Other Income, Net

Three Months Ended January 31,
($ in millions)	2019	2018
Foreign exchange gain	$0.5	$3.1
Other Income (loss), net	0.6	(0.1)
	$1.1	$3.0
Foreign exchange gain primarily resulted from the revaluation and settlement of foreign currencies-denominated balances.
Provision for Income Taxes
The Company's effective tax rates were a benefit of 10.0% and expense of 263.7% for the first quarters of fiscal 2019 and fiscal 2018, respectively. The decrease in our effective tax rate for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 was primarily due to the provisional charge of $202.0 million relating to the 2017 Act that was recorded in the first quarter of fiscal 2018. Our effective tax rate for the first quarter of fiscal 2019 was lower than the U.S. statutory rate because of discrete tax benefits which were partially offset by a less favorable mix of income from our foreign jurisdictions with lower tax rates. Total discrete tax benefits for the first quarter of fiscal 2019 were $18.7 million primarily relating to settlement of tax audits, revisions to the provisional tax charges relating to the 2017 Act, and excess tax benefits from share-based compensation. Our effective tax rate for the first quarter of fiscal 2018 was higher than the U.S. statutory rate because of the discrete tax expense relating to the 2017 Act, which was partially offset by a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Three Months Ended January 31,
($ in millions)	2019	2018
Selling, general and administrative expense	$9.3	$10.7
Cost of sales	1.5	1.3
Research and development expense	0.9	0.7
Total share-based compensation expense	$11.7	$12.7
Related income tax benefit	$1.7	$2.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
First Quarter Highlights

•	Operating cash flow was $101.8 million compared to $26.2 million in the prior year period

•	Expenditures for purchases of property, plant and equipment were $79.2 million compared to $51.4 million in the prior year period

•	Cash payments for acquisitions and others, of $50.0 million, compared to $1,193.2 million in the prior year period
Comparative Statistics

($ in millions)	January 31, 2019	October 31, 2018
Cash and cash equivalents	$146.6	$77.7
Total assets	$6,298.6	$6,112.8
Working capital	$254.4	$554.4
Total debt	$2,132.4	$2,022.8
Stockholders' equity	$3,425.5	$3,307.8
Ratio of debt to equity	0.62:1	0.61:1
Debt as a percentage of total capitalization	38%	38%
Working Capital
The decrease in working capital at January 31, 2019 from the end of fiscal 2018 was primarily due to increase in short-term debt ($408.4 million), primarily from the $400 million 2018 Term Loan Agreement entered into on November 1, 2018. This was partially offset by increase in cash ($68.9 million), an increase accounts receivables ($15.0 million) from increased revenue, an increase in inventories ($17.4 million) and a decrease in accounts payable ($16.8 million).
At January 31, 2019, our inventory months on hand were 7.0 compared to 6.3 at October 31, 2018. The $17.4 million increase in inventories was primarily due to increase in finished goods and raw materials to support product launches and production levels. Our days sales outstanding (DSO) were 56 days at January 31, 2019, compared to 53 days at October 31, 2018 and 57 days at January 31, 2018. The increase in DSO was primarily due to higher accounts receivable from increased revenue.

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

Operating Cash Flow

Cash provided by operating activities increased by $75.6 million from $26.2 million in the first quarter of fiscal 2018 to $101.8 million in the first quarter of fiscal 2019. This increase in cash flow provided by operating activities primarily consists of an increase in net income of $225.7 million from a net loss of $122.5 million in the first quarter of fiscal 2018 to $103.2 million in the first quarter of fiscal 2019 and an increase of $123.7 million in net cash flow from changes in operating capital, from $177.0 million in the first quarter of fiscal 2018 to $53.3 million in the first

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

quarter of fiscal 2019. This increase is partially offset by a decrease of $276.0 million in non-cash items, from $259.1 million in the first quarter of fiscal 2018 to $(16.9) million in the first quarter of fiscal 2019.

The increase in net income of $225.7 million is primarily due to a $202.0 million provisional tax expense charge related to the 2017 Act which unfavorably impacted the first quarter of fiscal 2018.

The $123.7 million increase in the net cash flow from changes in operating capital compared to the prior year period is due to a $93.3 million increase in the net changes in receivables from increased revenue, a $61.8 million increase in the net changes in prepayments and other assets due to a $42.0 million payment to the U.K. Tax Authorities in prior year period, and a $11.9 million increase in the net changes in accounts payable, partially offset by a $47.8 million decrease in net changes in accrued liabilities.

The $276.0 million decrease from non-cash items compared to the prior year period is due to a $16.8 million release of a fair value adjustment to inventory acquired mainly from PARAGARD in the prior year period and a decrease of $249.8 million driven by net changes in long term tax liabilities, deferred taxes and pension.

Investing Cash Flow

Cash used in investing activities decreased by $1,115.4 million to $129.2 million in the first quarter of fiscal 2019 from $1,244.6 million in first quarter of fiscal 2018. This is primarily due to a decrease in payments made for acquisitions in the first quarter of fiscal 2019 compared to the prior year period, largely due to the acquisition of PARAGARD at $1.1 billion in first quarter of fiscal 2018. The decrease is partially offset by an increase of $27.8 million in capital expenditures primarily used to invest in the expansion of our manufacturing capacity.

Financing Cash Flow

Cash provided by financing activities decreased by $1,124.2 million to $93.2 million in the first quarter of fiscal 2019. The decrease was driven by a $1,526 million decrease of net proceeds from long-term debt primarily due to additional debt taken on to fund the PARAGARD acquisition in prior year period. The decrease is partially offset by a $402.7 million increase in short-term notes payable, primarily due to $400 million short term loan taken on November 1, 2018. $6.1 million share repurchases were made in the first quarter of fiscal 2019 compared to nil in the first quarter of fiscal 2018.

The 2017 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2017 Term Loan Agreement) consistent with the 2016 Credit Agreement. As defined, in the 2018 Term Loan Agreement, the 2017 Term Loan Agreement and the 2016 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00.

At January 31, 2019, we had $859.5 million available under the 2016 Credit Agreement. We are in compliance with our financial covenants including the Interest Coverage Ratio at 10.70 to 1.00 and the Total Leverage Ratio at 2.25 to 1.00 for the 2018 Term Loan Agreement, the 2017 Term Loan Agreement and the 2016 Credit Agreement.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

In the first quarter of fiscal 2019, we repurchased 24.5 thousand shares of our common stock for $6.1 million at an average purchase price of $248.70 per share. We did not repurchase shares during the first quarter of fiscal 2018. At January 31, 2019, we had remaining authorization to repurchase $557.4 million of our common stock.
Estimates and Critical Accounting Policies

Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis on Form 10-K for the fiscal year ended October 31, 2018. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year October 31, 2018, with the exception of our critical accounting policies related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC 606) effective November 1, 2018. See Note 2. Revenue Recognition of the Consolidated Financial Statements for additional information.
Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. General of the Consolidated Financial Statements.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona and Australian dollar denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and LIBO rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of January 31, 2019 and October 31, 2018.

On November 1, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility. At January 31, 2019, we had $400.0 million outstanding under the 2018 Term Loan Agreement.

On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a five-year, $1.425 billion, senior unsecured term loan agreement (the 2017 Term Loan Agreement) by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement. At January 31, 2019, we had $1.425 billion outstanding under the 2017 Term Loan Agreement.

On March 1, 2016, we entered into a syndicated Revolving Credit and Term Loan Agreement (the 2016 Credit Agreement) with KeyBank as administrative agent. The agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in the aggregate principal amount of $830.0 million (the 2016 Term Loan Facility). The 2016 Credit Agreement replaced our previous credit agreement and funds from the 2016 Term Loan Facility were used to repay the outstanding amounts under the previous credit agreement, to partially repay our other outstanding term loans and for general corporate purposes. At January 31, 2019, we had $125.0 million outstanding under the 2016 Term Loan Facility and $859.5 million available under the 2016 Revolving Credit Facility.
If interest rates were to increase or decrease by 1% or 100 basis points, quarterly interest expense would increase or decrease by approximately $5.3 million based on average debt outstanding for the first fiscal quarter of 2019.

See Note 6. Debt of the Consolidated Financial Statements for additional information.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our first quarter of fiscal 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. There have been no material changes in our risk factors from those previously discussed in our Form 10-K for the fiscal year October 31, 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company's share repurchase activity during the three-month period ended January 31, 2019, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
11/1/18 - 11/30/18	—	$—	—	$563,500,000
12/1/18 - 12/31/18	—	$—	—	$563,500,000
01/1/19 - 01/31/19	24,500	$248.70	24,500	$557,400,000
Total	24,500	$248.70	24,500

The transactions described in the table above represent the repurchase of the Company’s common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (the 2012 Share Repurchase Program). The program as amended in December 2012, December 2013 and March 2017 provides authorization to repurchase up to a total of $1.0 billion of the Company's common stock. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time.
At January 31, 2019, approximately $557.4 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1
Amendment No. 1 to the Revolving Credit and Term Loan Agreement dated March 1, 2016, entered on January 31, 2019, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Manufacturing Costa Rica, S.R.L., the lenders from time to time party thereto and KeyBank National Association, as administrative agent

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three months period ended January 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income for the three months ended January 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended January 31, 2019 and 2018, (iii) Consolidated Condensed Balance Sheets at January 31, 2019 and October 31, 2018, (iv) Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 2019 and 2018 and (v) related notes to consolidated condensed financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 6, 2019	/s/ Brian G. Andrews
Brian G. Andrews
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: March 6, 2019	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)