Form 10-Q
period 2019-04-30
COOPER COMPANIES INC
filed 2019-05-31
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended April 30, 2019

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
Registrant’s telephone number, including area code (925) 460-3600
_____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	COO	The New York Stock Exchange
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
On May 24, 2019, 49,487,752 shares of Common Stock, $.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
Periods Ended April 30,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Net sales (Note 2)	$654.3	$631.3	$1,282.4	$1,221.3
Cost of sales	221.7	226.8	431.3	445.9
Gross profit	432.6	404.5	851.1	775.4
Selling, general and administrative expense	246.8	247.9	496.8	473.8
Research and development expense	21.0	20.8	42.0	39.7
Amortization of intangibles	36.9	36.7	73.5	72.7
Impairment of intangibles	—	24.4	—	24.4
Gain on sale of an intangible (Note 5)	(19.0)	—	(19.0)	—
Operating income	146.9	74.7	257.8	164.8
Interest expense	18.5	18.7	36.6	37.1
Other expense (income), net	0.3	2.0	(0.7)	(1.1)
Income before income taxes	128.1	54.0	221.9	128.8
Provision (benefit) for income taxes (Note 7)	5.7	(6.9)	(3.6)	190.4
Net income (loss)	$122.4	$60.9	$225.5	$(61.6)
Earnings (loss) per share - basic (Note 8)	$2.48	$1.24	$4.57	$(1.26)
Earnings (loss) per share - diluted (Note 8)	$2.45	$1.23	$4.52	$(1.26)
Number of shares used to compute earnings (loss) per share:
Basic	49.4	49.1	49.3	49.0
Diluted	50.0	49.6	49.9	49.0
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Periods Ended April 30,
(In millions)
(Unaudited)

	Three Months		Six Months
	2019	2018	2019	2018
Net income (loss)	$122.4	$60.9	$225.5	$(61.6)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(18.6)	(43.0)	14.1	59.3
Comprehensive income (loss)	$103.8	$17.9	$239.6	$(2.3)
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	April 30, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$104.6	$77.7
Trade accounts receivable, net of allowance for doubtful accounts of $17.2 at April 30, 2019 and $19.0 at October 31, 2018	396.2	374.7
Inventories (Note 4)	493.1	468.8
Prepaid expense and other current assets	142.7	169.7
Total current assets	1,136.6	1,090.9
Property, plant and equipment, at cost	2,038.2	1,930.3
Less: accumulated depreciation and amortization	1,005.5	954.3
	1,032.7	976.0
Goodwill (Note 5)	2,438.5	2,392.1
Other intangibles, net (Note 5)	1,474.1	1,521.3
Deferred tax assets	60.1	58.4
Other assets	61.4	74.1
	$6,203.4	$6,112.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 6)	$454.6	$37.1
Accounts payable	129.2	146.4
Employee compensation and benefits	83.0	94.0
Other current liabilities	274.1	259.0
Total current liabilities	940.9	536.5
Long-term debt (Note 6)	1,472.3	1,985.7
Deferred tax liabilities	33.3	31.0
Long-term tax payable	124.8	141.5
Accrued pension liability and other	89.9	110.3
Total liabilities	2,661.2	2,805.0
Contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 53.1 at April 30, 2019 and 52.8 at October 31, 2018	5.3	5.3
Additional paid-in capital	1,587.7	1,572.1
Accumulated other comprehensive loss	(416.6)	(430.7)
Retained earnings	2,786.8	2,576.0
Treasury stock at cost: 3.6 shares at April 30, 2019 and 3.6 shares at October 31, 2018	(421.2)	(415.1)
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 10)	3,542.2	3,307.8
	$6,203.4	$6,112.8
See accompanying notes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at November 1, 2017	48.8	$4.9	3.6	$0.3	$1,526.7	$(375.3)	$2,434.2	$(415.1)	$0.1	$3,175.8
Net loss	—	—	—	—	—	—	(122.5)	—	—	(122.5)
Other comprehensive income, net of tax	—	—	—	—	—	102.3	—	—	—	102.3
Issuance of common stock for stock plans, net	0.2	0.1	—	—	(10.6)	—	—	—	—	(10.5)
Dividends on common stock	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Share-based compensation expense	—	—	—	—	12.7	—	—	—	—	12.7
Balance at January 31, 2018	49.0	$5.0	3.6	$0.3	$1,528.8	$(273.0)	$2,310.3	$(415.1)	$0.1	$3,156.4
Net income	—	—	—	—	—	—	60.9	—	—	60.9
Other comprehensive loss, net of tax	—	—	—	—	—	(43.0)	—	—	—	(43.0)
Issuance of common stock for stock plans, net	0.1	—	—	—	0.1	—	—	—	—	0.1
Share-based compensation expense	—	—	—	—	13.6	—	—	—	—	13.6
Balance at April 30, 2018	49.1	$5.0	3.6	$0.3	$1,542.5	$(316.0)	$2,371.2	$(415.1)	$0.1	$3,188.0

Balance at November 1, 2018	49.2	$5.0	3.6	$0.3	$1,572.1	$(430.7)	$2,576.0	$(415.1)	$0.2	$3,307.8
Net income	—	—	—	—	—	—	103.2	—	—	103.2
Other comprehensive income, net of tax	—	—	—	—	—	32.7	—	—	—	32.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(9.0)	—	—	—	—	(9.0)
Treasury stock repurchase	—	—	—	—	—	—	—	(6.1)	—	(6.1)
Dividends on common stock	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	11.7	—	—	—	—	11.7
ASU 2016-16 adoption (1)	—	—	—	—	—	—	(13.3)	—	—	(13.3)
Balance at January 31, 2019	49.3	$5.0	3.6	$0.3	$1,574.8	$(398.0)	$2,664.4	$(421.2)	$0.2	$3,425.5
Net income	—	—	—	—	—	—	122.4	—	—	122.4
Other comprehensive loss, net of tax	—	—	—	—	—	(18.6)	—	—	—	(18.6)
Issuance of common stock for stock plans, net	0.2	—	—	—	4.5	—	—	—	—	4.5
Share-based compensation expense	—	—	—	—	8.4	—	—	—	—	8.4
Balance at April 30, 2019	49.5	$5.0	3.6	$0.3	$1,587.7	$(416.6)	$2,786.8	$(421.2)	$0.2	$3,542.2

See accompanying notes to consolidated financial statements.

(1) We adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory in the first quarter of fiscal 2019. Refer to “Note 1. General" for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions)
(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income (loss)	$225.5	$(61.6)
Depreciation and amortization	139.5	135.6
Gain on sale of an intangible (Note 5)	(19.0)	—
Impairment of intangibles	—	24.4
Increase in operating capital	(19.7)	(187.6)
Other non-cash items	(9.7)	286.3
Net cash provided by operating activities	316.6	197.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(131.9)	(97.9)
Acquisitions of businesses and assets, net of cash acquired, and other	(50.8)	(1,320.7)
Net cash used in investing activities	(182.7)	(1,418.6)
Cash flows from financing activities:
Proceeds from long-term debt	424.8	1,946.1
Repayments of long-term debt	(938.8)	(650.1)
Net proceeds from short-term debt	417.4	16.4
Net payments related to share-based compensation awards	(4.3)	(10.5)
Dividends on common stock	(1.5)	(1.5)
Repurchase of common stock	(6.1)	—
Debt acquisition costs	(0.2)	(3.9)
Payment of contingent consideration	—	(0.2)
Net cash (used in) provided by financing activities	(108.7)	1,296.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	1.3
Net increase in cash, cash equivalents and restricted cash	24.7	76.1
Cash, cash equivalents and restricted cash at beginning of period	80.2	88.8
Cash, cash equivalents and restricted cash at end of period	$104.9	$164.9
Reconciliation of cash flow information:
Cash and cash equivalents	$104.6	$164.5
Restricted cash included in other current assets	0.3	0.4
Total cash, cash equivalents, and restricted cash	$104.9	$164.9

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

We adopted ASU 2014-09 on November 1, 2018, using the modified retrospective transition method. We did not recognize any cumulative effect of initially applying the new revenue standard as an adjustment to our opening balance of retained earnings due to its immaterial impact. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. There was no material impact of ASC 606 to our financial statements during the three and six months ended April 30, 2019. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

The Company applies the provisions of Accounting Standards Codification (ASC) 606-10 or ASU 2014-09, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(5) recognize revenue when a performance obligation is satisfied. For a complete discussion of accounting for net product revenue, see Note 2. Revenue Recognition.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases Topic 842 Target improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of leases and modifies transition disclosure requirements for changes in accounting principles and other technical updates. This standard is effective for the Company in our fiscal year and interim periods beginning on November 1, 2019.

We anticipate this standard to have a material impact on our Consolidated Balance Sheets and related disclosures due to the recognition of ROU assets and lease liabilities for operating leases. However, we do not expect adoption to have a material impact on our Consolidated Income Statements. We are continuing to assess and evaluate the potential impacts of the standard as well as the election of transition method and certain practical expedients available within the ASU. We are in the process of documenting and analyzing our lease contracts, assessing business processes and controls, implementing a system solution and completing our analysis of information necessary to determine the impact to the consolidated financial statements.

Accounts Receivable Factoring Program

We may factor certain designated trade receivables with one or more third party financial institutions pursuant to a factoring agreement. These are non-recourse factoring arrangements to assist us in managing operating cash flow and meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860, where the Company’s continuing involvement subsequent to the transfer is limited to providing certain servicing and collection actions on behalf of the purchasers of the designated trade receivables. Proceeds from amounts factored by the Company are recorded as an increase to cash and a reduction to accounts receivable outstanding in the Company's Consolidated Balance Sheets. Cash flows attributable to factoring are reflected as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Factoring fees associated with the sale of factored receivables for the three and six months ended April 30, 2019 were $0.5 million and $0.9 million respectively and were minimal for the three and six months ended April 30, 2018.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified primarily in current liability. Variable consideration is estimated based on the most likely amount or expected value approach, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Once the Company elects one of the methods to estimate variable consideration for a particular type of performance obligation, the Company applies that method consistently.

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

Product Returns

Consistent with industry practice, the Company generally offers Customers a limited right of return for a product that has been purchased from the Company. The Company estimates the amount of its product sales that may be returned by its

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of our influence. However, we have significant experience in estimating the amount of refunds, based primarily on historical data. Our refund liability for product returns was $10.6 million at April 30, 2019 which is included in Accrued liabilities on our Condensed Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers.

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

Note 3. Acquisitions
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during fiscal 2019 and 2018:

(In millions)	April 30, 2019	October 31, 2018
Technology	$10.0	$—
Customer relationships	7.5	23.5
Trademarks	9.7	100.0
Composite intangible asset	—	1,061.9
Other	—	4.2
Total identifiable intangible assets	$27.2	$1,189.6
Goodwill	35.8	70.6
Net tangible assets	1.3	59.6
Total purchase price	$64.3	$1,319.8
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
Fiscal Year 2019

On December 31, 2018, CooperSurgical completed the acquisition of Incisive Surgical Inc., a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure. The purchase price allocation is preliminary and we are in the process of finalizing information primarily related to taxes and the corresponding impact on goodwill.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

On December 28, 2018, CooperVision completed the acquisition of Blanchard Contact Lenses. Blanchard is a privately-held scleral lens company, which expands CooperVision's specialty and scleral lens portfolio. The purchase price allocation is preliminary and we are in the process of finalizing information primarily related to accrued liabilities, other assets, taxes and the corresponding impact on goodwill.
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

Note 4. Inventories

(In millions)	April 30, 2019	October 31, 2018
Raw materials	$122.6	$112.5
Work-in-process	12.3	12.6
Finished goods	358.2	343.7
	$493.1	$468.8
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2017	$1,735.7	$619.1	$2,354.8
Net additions during the year ended October 31, 2018	36.8	34.4	71.2
Translation	(29.6)	(4.3)	(33.9)
Balance at October 31, 2018	1,742.9	649.2	2,392.1
Net additions during the six months ended April 30, 2019	13.8	22.0	35.8
Translation	11.2	(0.6)	10.6
Balance at April 30, 2019	$1,767.9	$670.6	$2,438.5

During the three months ended April 30, 2019, there was a change in the reporting units as a result of realignment in the internal reporting structure of the business around markets and customers at CooperSurgical. As such, Cooper Surgical has evolved into two reporting units, namely, Office/Surgical and Fertility, which reflects management oversight of operations. These reporting units, including CooperVision, will be tested for potential goodwill impairment annually as of the third quarter of each fiscal year. The change in reporting units did not result in a change in operating segments. We allocated CooperSurgical's goodwill based on relative fair values utilizing the discounted cash flow method and guideline public company method as our allocation base, and the allocated fair values exceeded the carrying values for each of the three reporting units as of April 30, 2019.

The Company evaluates goodwill for impairment annually during the fiscal third quarter and when an event occurs, or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill and evaluates its goodwill balances and tests them for impairment in accordance with related accounting standards. The Company performs impairment tests of goodwill at the reporting unit level, which is one level below operating segments. Reporting units are identified as components for which discrete financial information is available and is regularly reviewed by management. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the carrying amount of goodwill exceeds the fair value of the goodwill. The Company performed its annual impairment assessment in its third quarters of fiscal 2018 and fiscal 2017 respectively, and its analysis indicated that the Company had no impairment of goodwill.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Intangible Assets

	April 30, 2019		October 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (In years)

Intangible assets with definite lives:
Trademarks	$147.8	$22.0	$138.1	$16.9	14
Composite intangible asset	1,061.9	106.1	1,061.9	70.8	15
Technology	397.9	206.1	387.2	190.7	11
Customer relationships	357.7	181.3	350.0	168.6	13
License and distribution rights and other(1)	67.3	51.9	74.9	52.7	7
	2,032.6	$567.4	2,012.1	$499.7	14
Less: accumulated amortization and translation	567.4		499.7
Intangible assets with definite lives, net	1,465.2		1,512.4

Intangible assets with indefinite lives, net (2)	8.9		8.9

Total other intangible assets, net	$1,474.1		$1,521.3
(1) In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right to distribute Filshie Clip System in the U.S. for $21.0 million and recognized a gain of $19.0 million.
(2) Intangible assets with indefinite lives include trademark and technology intangible assets.
Balances include foreign currency translation adjustments.
As of April 30, 2019, the estimation of amortization expenses for intangible assets with definite lives is as follows:

Fiscal years:	(In millions)
Remainder of 2019	$71.8
2020	135.5
2021	134.2
2022	132.4
2023	130.1
Thereafter	861.2
Total remaining amortization for intangible assets with definite lives	$1,465.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Debt

(In millions)	April 30, 2019	October 31, 2018
Overdraft and other credit facilities	$54.7	$37.1
Term loans	400.0	—
Less: unamortized debt issuance cost	(0.1)	—
Short-term Debt	$454.6	$37.1

Revolving credit	$—	$439.0
Term loans	1,475.0	1,550.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(2.9)	(3.5)
Long-term Debt	$1,472.3	$1,985.7

Total Debt	$1,926.9	$2,022.8

$400 million Term Loan on November 1, 2018
On November 1, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility. At April 30, 2019, we had $400.0 million outstanding under the 2018 Term Loan Agreement.
Amounts outstanding under the 2018 Term Loan Agreement will bear interest, at the Company's option, at either the base rate, or the adjusted LIBO rate (each as defined in the 2018 Term Loan Agreement), plus, in each case, an applicable rate of 0.00% in respect of base rate loans and 0.60% in respect of adjusted LIBO rate loans. The weighted average interest rate for the three months and six months ended April 30, 2019 were 3.10% and 3.04%, respectively.

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

The 2017 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2017 Term Loan Agreement) consistent with the 2016 Credit Agreement discussed below. At April 30, 2019, we had $1.425 billion outstanding under the 2017 Term Loan Agreement.
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

At April 30, 2019, we had $50.0 million outstanding under the 2016 Term Loan Facility and $999.5 million available under the 2016 Revolving Credit Facility.

The 2016 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2016 Credit Agreement):

•	Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.

•	Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At April 30, 2019, we were in compliance with the Interest Coverage Ratio at 11.17 to 1.00 and the Total Leverage Ratio at 1.99 to 1.00 for 2018 Term Loan Agreement, the 2017 Term Loan Agreement, and the 2016 Credit Agreement. The interest rate on the 2017 and 2016 term loans was 3.75% at April 30, 2019.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 for more details.

Note 7. Income Taxes
Recent Tax Legislation
The 2017 Act was enacted into law on December 22, 2017 and significantly changes existing U.S. tax law. The 2017 Act adopts a territorial tax system, imposes a mandatory one-time transition tax on earnings of foreign subsidiaries that were previously indefinitely reinvested, and reduces the U.S. federal statutory tax rate from 35% to 21%. For second quarter of fiscal 2019, the Company has utilized the enacted U.S. federal statutory tax rate of 21%.
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

The 2017 Act was effective in the first quarter of fiscal 2018. During the first quarter of fiscal 2019, we recorded tax benefit of $4.4 million in our financial statements to finalize the tax effects of the 2017 Act pursuant to SAB 118. The Company is no longer asserting that earnings from our foreign subsidiaries are indefinitely reinvested.

The 2017 Act imposes a new tax on foreign earnings and profits in excess of a deemed return on tangible assets of foreign subsidiaries referred to as GILTI which is effective in fiscal 2019. In accordance with FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, the Company made an accounting policy election to recognize the tax expense related to GILTI in the year the tax is incurred.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Effective Tax Rate
The Company's effective tax rates were an expense of 4.5% and a benefit of 12.9% for the second quarters of fiscal 2019 and fiscal 2018, respectively, and a benefit of 1.7% and an expense of 147.8% for the first six months of fiscal 2019 and 2018, respectively. The increase in our effective tax rate for the second quarter of fiscal 2019 compared to fiscal 2018 was primarily due to the inclusion of earnings from our foreign subsidiaries pursuant to the GILTI provisions that became effective in fiscal 2019. The decrease in our effective tax rate for the first six months of fiscal 2019 compared to fiscal 2018 was primarily due to the provisional charge of $202.0 million relating to the 2017 Act that was recorded in the first quarter of fiscal 2018. Our effective tax rate for the first six months of fiscal 2019 was lower than the U.S. statutory rate because of discrete tax benefits and a favorable mix of income from our foreign jurisdictions with lower tax rates. Total discrete tax benefits for the first six months of fiscal 2019 were $23.1 million primarily relating to settlement of tax audits, revisions to the provisional tax charges relating to the 2017 Act, and excess tax benefits from share-based compensation. Our effective tax rate for the first six months of fiscal 2018 was higher than the U.S. statutory rate because of the discrete tax expense relating to the 2017 Act, which was partially offset by a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation.

We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of April 30, 2019, and October 31, 2018, Cooper had unrecognized tax benefits of $49.1 million and $68.9 million, respectively. The decrease is primarily related to settling prior year tax audits, partially offset by additions to current period transfer pricing reserves. It is our policy to recognize interest and penalties directly related to income taxes as additional income tax expense. It is reasonably possible that $3.1 million of unrecognized tax benefits could be settled during the next twelve months.

The Company is subject to U.S. Federal income tax examinations for fiscal 2015 through 2018 and the Internal Revenue Service is currently auditing our U.S. Consolidated Corporation Income Tax Returns for fiscal 2015 and 2016. The Company remains subject to income tax examinations in other significant tax jurisdictions including the United Kingdom, Japan, France and Australia for the tax years 2015 through 2018.

Note 8. Earnings (Loss) Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2019	2018	2019	2018
Net income (loss)	$122.4	$60.9	$225.5	$(61.6)
Basic:
Weighted average common shares	49.4	49.1	49.3	49.0
Basic earnings (loss) per share	$2.48	$1.24	$4.57	$(1.26)
Diluted:
Weighted average common shares	49.4	49.1	49.3	49.0
Effect of potential dilutive shares	0.6	0.5	0.6	—
Diluted weighted average common shares*	50.0	49.6	49.9	49.0
Diluted earnings (loss) per share attributable to Cooper stockholders	$2.45	$1.23	$4.52	$(1.26)
*The number of diluted weighted average common shares used to calculate fiscal 2018 six months diluted loss per share excludes all potentially dilutive instrument because they would be antidilutive due to the net loss position.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table sets forth stock options to purchase Cooper’s common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2019	2018	2019	2018
Number of stock option shares excluded	198	199	322	1,145
Range of exercise prices	$254.77	$229.66	$226.30-$254.77	$15.83-$229.66
Numbers of restricted stock units excluded	25	81	26	575

Note 9. Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2018. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Selling, general and administrative expense	$6.1	$12.8	$15.3	$23.6
Cost of sales	1.4	0.3	2.9	1.6
Research and development expense	0.9	0.5	1.9	1.1
Total share-based compensation expense	$8.4	$13.6	$20.1	$26.3
Related income tax benefit	$1.1	$3.1	$2.9	$5.6
Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval of the Employee Stock Purchase Plan (“ESPP”). The first offering period is for U.S. employees and is expected to begin on November 4, 2019. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. Payroll deductions will be limited to maximum of 15% of the employee’s eligible compensation, not to exceed $21,250 in any one calendar year. The ESPP would initially authorize the issuance of 1,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. At April 30, 2019, there were approximately 3.6 million Treasury shares.

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
Balance at October 31, 2017	$(353.7)	$(21.6)	$(375.3)
Gross change in value during the year ended October 31, 2018	(58.5)	11.0	(47.5)
Tax effect for the period	—	(3.1)	(3.1)
ASU 2018-02 adoption(1)	—	(4.8)	(4.8)
Balance at October 31, 2018	$(412.2)	$(18.5)	$(430.7)
Gross change in value during the six months ended April 30, 2019	14.1	—	14.1
Balance at April 30, 2019	$(398.1)	$(18.5)	$(416.6)

(1)	Represents reclassification to retained earnings from adoption of ASU 2018-02. Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 for more details.
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
We did not repurchase shares in the second quarter of fiscal 2019. During the first quarter of fiscal 2019, we repurchased 24.5 thousand shares of the Company's common stock for $6.1 million, at an average purchase price of $248.70 per share. We did not repurchase shares during the fiscal year ended October 31, 2018. At April 30, 2019, $557.4 million remains authorized for repurchase under the program.
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
At April 30, 2019 and October 31, 2018, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of our revolving credit facility and term loans approximates fair value estimated based on current market rates (Level 2). The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of April 30, 2019 and October 31, 2018.
Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described in Note 3. Acquisitions which are considered a Level 3 measurement. The Company also used fair value measures to allocate goodwill upon the split of our reporting units as discussed in Note 5. Intangible Assets which was considered a Level 3 measurement.

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
Our results of operations for the three and six months ended April 30, 2019 and 2018, reflect the following components of net periodic pension costs:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Service cost	$2.7	$2.7	$5.4	$5.4
Interest cost	1.3	1.3	2.5	2.5
Expected return on plan assets	(2.3)	(2.3)	(4.6)	(4.6)
Recognized net actuarial loss	0.4	0.4	0.8	0.8
Net periodic pension cost	$2.1	$2.1	$4.1	$4.1
We contributed $2.5 million to the Plan in the first half of fiscal 2019 and expect to contribute $7.5 million during the remainder of fiscal 2019. We contributed $2.5 million to the Plan in the first half of fiscal 2018. The expected rate of return on Plan assets for determining net periodic pension cost is 8%.

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
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2019	2018	2019	2018
CooperVision net sales by category:
Toric lens	$155.3	$150.8	301.3	288.6
Multifocal lens	49.7	49.1	98.7	96.1
Single-use sphere lens	135.3	124.4	267.3	240.7
Non single-use sphere and other	143.9	143.2	287.0	286.9
Total CooperVision net sales	484.2	467.5	954.3	912.3
CooperSurgical net sales by category:
Office and surgical procedures	105.7	97.9	201.4	186.0
Fertility	64.4	65.9	126.7	123.0
CooperSurgical net sales	170.1	163.8	328.1	309.0
Total net sales	$654.3	$631.3	$1,282.4	$1,221.3
Operating income:
CooperVision	$125.5	$123.5	$241.7	$235.8
CooperSurgical	31.1	(29.8)	38.3	(39.2)
Corporate	(9.7)	(19.0)	(22.2)	(31.8)
Total operating income	146.9	74.7	257.8	164.8
Interest expense	18.5	18.7	36.6	37.1
Other expense (income), net	0.3	2.0	(0.7)	(1.1)
Income before income taxes	$128.1	$54.0	$221.9	$128.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	April 30, 2019	October 31, 2018
Total identifiable assets:
CooperVision	$3,833.3	$3,746.0
CooperSurgical	2,191.4	2,201.7
Corporate	178.7	165.1
Total	$6,203.4	$6,112.8
Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2019	2018	2019	2018
Net sales to unaffiliated customers by country of domicile:
United States	$305.9	$293.2	$584.9	$554.6
Europe	209.5	210.4	419.2	413.8
Rest of world	138.9	127.7	278.3	252.9
Total	$654.3	$631.3	$1,282.4	$1,221.3

(In millions)	April 30, 2019	October 31, 2018
Net property, plant and equipment by country of domicile:
United States	$558.7	$516.7
Europe	345.6	340.7
Rest of world	128.4	118.6
Total	$1,032.7	$976.0

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

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries, such as China, that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, escalating global trade barriers including additional tariffs.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the second quarter of fiscal 2019 ended April 30, 2019 and the six months then ended and compare them with the same periods of fiscal 2018. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

Second Quarter Highlights

•	Gross profit $432.6 million, up 7% from $404.5 million in the prior year period

•	Operating income $146.9 million, up 97% from $74.7 million in the prior year period

•	Diluted earnings per share of $2.45, up 99% from $1.23 per share in the prior year period

•	Cash provided by operations $214.8 million, compared to $170.8 million in the prior year period.

Six Months Highlights

•	Gross profit $851.1 million, up 10% from $775.4 million in the prior year period

•	Operating income $257.8 million, up 56% from $164.8 million in the prior year period

•	Diluted earnings per share of $4.52, up from $1.26 diluted loss per share in the prior year period

•	Cash provided by operations $316.6 million, compared to $197.1 million in the prior year period.

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
CooperVision - We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. Recent acquisitions also expanded CooperVision's access to myopia management markets with new products, such as orthokeratology (ortho-k), specialty contact lenses and oxygen permeable rigid contact lens material. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
CooperVision acquired the following entity during the six months ended April 30, 2019:

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
Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses. Our daily silicone hydrogel franchises, clariti® and MyDay®, remain a focus as we expect increasing demand for these products, as well as future single-use products as the global contact lens market continues to shift in this direction. Outside of dailies, the Biofinity® and Avaira Vitality® product families comprise our focus in the FRP, or frequent replacement product, market which encompasses the 2-week and monthly modalities. Included in this segment are unique products such as Biofinity Energys®, which helps individuals with digital eye fatigue.
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
CooperSurgical acquired the following entity during the six months ended April 30, 2019:

•	Incisive Surgical Inc. on December 31, 2018 - a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure.
CooperSurgical acquired the following entities during the six months ended April 30, 2018:

•
LifeGlobal Group on April 3, 2018 - a privately held company that specializes primarily in IVF media. LifeGlobal’s product categories include media products, IVF laboratory air filtration products and dishware

•
PARAGARD on November 1, 2017 - CooperSurgical acquired the assets of the PARAGARD IUD business from Teva for $1.1 billion. PARAGARD broadened and strengthened CooperSurgical's women's health product portfolio and it is the only non-hormonal, long lasting, reversible contraceptive option approved by the FDA and available in

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

the United States. IUDs represent a large and growing segment of the Long Acting Reversible Contraceptive market.
We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of women's health, fertility, diagnostics and contraception.

Capital Resources - At April 30, 2019, we had $104.6 million in unrestricted cash, primarily held outside the United States, and $999.5 million available under our 2016 Revolving Credit Facility (as defined below). Term loans of $1,875.0 million remained outstanding at April 30, 2019.

On November 1, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility. At April 30, 2019, we had $400.0 million outstanding under the 2018 Term Loan Agreement.
On November 1, 2017, we entered into a $1.425 billion syndicated Term Loan Agreement (the 2017 Term Loan Agreement) which matures on November 1, 2022, to fund the acquisition of PARAGARD, to partially repay outstanding amounts under the 2016 Revolving Credit Facility, and for general corporate purposes. At April 30, 2019, we had $1.425 billion outstanding under the 2017 Term Loan Agreement.
On March 1, 2016, we entered into a syndicated revolving Credit and Term Loan Agreement (the 2016 Credit Agreement). This agreement, maturing on March 1, 2021, provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in the aggregate principal amount of $830.0 million (the 2016 Term Loan Facility). At April 30, 2019, we had $50.0 million outstanding under the 2016 Term Loan Facility. See Note 6. Debt of the Consolidated Financial Statements for additional information.

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

Selected Statistical Information – Percentage of Net Sales

	Three Months			Six Months
	Percentage of Sales		2019 vs 2018 % Change in Absolute Values	Percentage of Sales		2019 vs 2018 % Change in Absolute Values
Periods Ended April 30,	2019	2018		2019	2018
Net sales	100%	100%	4%	100%	100%	5%
Cost of sales	34%	36%	(2)%	34%	37%	(3)%
Gross profit	66%	64%	7%	66%	63%	10%
Selling, general and administrative expense	38%	39%	—%	39%	39%	5%
Research and development expense	3%	3%	1%	3%	3%	6%
Amortization of intangibles	6%	6%	—%	6%	6%	1%
Impairment of intangibles	—%	4%	—%	—%	2%	—%
Gain on sale of an intangible	3%	—%	—%	1%	—%	—%
Operating income	22%	12%	97%	20%	13%	56%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Net Sales Growth by Business Unit

Periods Ended April 30,	Three Months				Six Months
($ in millions)	2019	2018	Increase	2019 vs 2018 % Change	2019	2018	Increase	2019 vs 2018 % Change
CooperVision	$484.2	$467.5	$16.7	4%	$954.3	$912.3	$42.0	5%
CooperSurgical	170.1	163.8	6.3	4%	328.1	309.0	19.1	6%
Net sales	$654.3	$631.3	$23.0	4%	$1,282.4	$1,221.3	$61.1	5%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects

•
Toric and multifocal lenses including lenses that, in addition to correcting near- and farsightedness, address more complex visual defects such as astigmatism and presbyopia by adding optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

CooperVision Net Sales by Category

Three Months Ended April 30,
($ in millions)	2019	2018	2019 vs 2018 % Change
Toric	$155.3	150.8	3%
Multifocal	49.7	49.1	1%
Single-use spheres	135.3	124.4	9%
Non single-use sphere, other	143.9	143.2	1%
	$484.2	467.5	4%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,
($ in millions)	2019	2018	2019 vs 2018 % Change
Toric	$301.3	288.6	4%
Multifocal	98.7	96.1	3%
Single-use spheres	267.3	240.7	11%
Non single-use sphere, other	287.0	286.9	—%
	$954.3	912.3	5%

In the three months and six months ended April 30, 2019:

•	Toric and multifocal lenses grew primarily through the success of Biofinity, clariti and MyDay

•	Single-use sphere lenses growth was primarily attributed to clariti and MyDay lenses

•
Non-single-use spheres increased in three months ended and remained relatively flat in six months ended, compared to fiscal 2018 due to higher Biofinity sales, partially offset by the negative impact of foreign exchange rates

•	"Other" products primarily include lens care which represent approximately 2% of net sales in the three and six months ended, compared to 3% in prior year comparative periods

•
Increased sales of silicone hydrogel products were partially offset by lower sales of older hydrogel products. Total silicone hydrogel products grew 9% and 10% in three and six months ended, respectively, representing 71% of net sales in the three and six months ended April 30, 2019 compared to 68% in the three and six months ended April 30, 2018

•	Foreign exchange rates negatively impacted sales by approximately $22.3 million and $35.6 million in the three and six months ended, respectively, primarily attributable to the Euro and British Pound

•	Sales growth was primarily driven by increases in the volume of lenses sold. Average realized prices by product did not materially influence sales growth.
CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2019	2018	2019 vs 2018 % Change	2019	2018	2019 vs 2018 % Change
Americas	$193.4	$183.6	5%	$369.4	$352.8	5%
EMEA	181.1	183.3	(1)%	365.4	361.2	1%
Asia Pacific	109.7	100.6	9%	219.5	198.3	11%
	$484.2	$467.5	4%	$954.3	$912.3	5%
CooperVision's regional growth in Americas and Asia Pacific was primarily attributable to market gains of silicone hydrogel contact lenses. However, the negative impact of foreign exchange rates resulted in reduction of EMEA growth. Refer to CooperVision Net Sales by Category above for further discussion.
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
The chart below shows the percentage of net sales of office and surgical procedures and fertility.

Three Months Ended April 30,
($ in millions)	2019	2018	2019 vs 2018 % Change
Office and surgical procedures	$105.7	97.9	8%
Fertility	$64.4	65.9	(2)%
	$170.1	163.8	4%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,
($ in millions)	2019	2018	2019 vs 2018 % Change
Office and surgical products	$201.4	186.0	8%
Fertility	$126.7	123.0	3%
	$328.1	309.0	6%
In the three and six months ended April 30, 2019:

•
Office and surgical procedures increased compared to prior year periods due to continued growth in PARAGARD and surgical products, primarily Uterine Manipulators, Surgical Retractors and recently acquired products of Incisive Surgical, partially offset by decrease in revenue on Filshie Clip system. On February 1, 2019, the Company agreed to the early termination of an exclusive distribution agreement which had given CooperSurgical the rights to distribute the Filshie Clip System in the United States.

•
In the three months ended April 30, 2019, Fertility net sales decreased due to the exit of the carrier screening and non-invasive prenatal testing (NIPT) product lines on June 1, 2018. However, Fertility net sales increased in six months ended April 30, 2019 compared to fiscal 2018, primarily due to increased sales of IVF consumables, IVF equipment and LifeGlobal products, partially offset by a decrease in diagnostics revenue

•	Unit growth and product mix positively impacted sales growth.
Gross Profit

Gross Profit Percentage of Net Sales	Three Months		Six Months
Periods Ended April 30,	2019	2018	2019	2018
CooperVision	66%	67%	66%	66%
CooperSurgical	67%	57%	68%	55%
Consolidated	66%	64%	66%	63%
CooperVision's gross margin decreased in the three months and remained relatively flat in the six months ended April 30, 2019 compared to fiscal 2018 due to:

•	the unfavorable impact to revenue from exchange rate fluctuations, primarily attributable to the Euro and British Pound; and product mix;

•	$3.6 million and $4.7 million of acquisition, integration and manufacturing related cost;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

•	partially offset by an increase in sales of higher margin products including Biofinity.
CooperSurgical's increase in gross margin in the three and six months ended April 30, 2019 compared to fiscal 2018 due to:

•	an increase in sales of PARAGARD IUD product and inclusion of LifeGlobal products with higher gross margin;

•	partially offset by $4.1 million and $8.3 million of acquisition, integration and manufacturing related costs

•	three and six months ended April 30, 2018 included $18.4 million and $35.4 million, respectively, of PARAGARD inventory step-up charges.

Selling, General and Administrative Expense (SGA)

Three Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	169.0	35%	$164.1	35%	3%
CooperSurgical	68.1	40%	64.8	40%	5%
Corporate	9.7	—	19.0	—	(49)%
	$246.8	38%	$247.9	39%	—%

Six Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$337.7	35%	$322.0	35%	5%
CooperSurgical	136.9	42%	120.0	39%	14%
Corporate	22.2	—	31.8	—	(30)%
	$496.8	39%	$473.8	39%	5%
CooperVision's SGA increased in the three and six months ended April 30, 2019 compared to fiscal 2018 due to investments to support our long-term objectives, including increased headcount in SGA, investments in information technology and higher distribution expenses to support revenue growth. CooperVision's SGA in the three and six months ended April 30, 2019 included $2.1 million and $4.5 million of integration and third-party consulting costs, respectively. CooperVision's SGA in the prior year periods included $2.8 million and $5.3 million of integration and third-party consulting costs, in the three and six months ended April 30, 2018, respectively.
The increases in CooperSurgical's SGA in the three and six months ended April 30, 2019 compared to fiscal 2018 was primarily due to higher PARAGARD advertising and marketing expenses. CooperSurgical's SGA in the three and six months ended April 30, 2019, included $4.0 million and $12.4 million of primarily acquisition and integration expenses of acquired companies, as well as third-party consulting costs. CooperSurgical's SGA in the prior year periods included $8.6 million and $14.8 million of primarily acquisition and integration expenses of acquired companies, including legal and professional fees, in the three and six months ended April 30, 2018, respectively.
The Corporate SGA decreased in the three and six months ended April 30, 2019 compared to fiscal 2018 due to $6.2 million of compensation costs related to executives' retirements in fiscal 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Research and Development Expense (R&D)

Three Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$12.9	3%	$12.9	3%	—%
CooperSurgical	8.1	5%	7.9	5%	2%
	$21.0	3%	$20.8	3%	1%

Six Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$26.5	3%	$25.1	3%	5%
CooperSurgical	15.5	5%	14.6	5%	6%
	$42.0	3%	$39.7	3%	6%
In the three months and six months ended April 30, 2019:

•
CooperVision's R&D increased in absolute dollars in the six months ended April 30, 2019 compared to fiscal 2018, mainly due to increased costs from acquisitions and clinical studies. As a percentage of sales, R&D expense remained flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements

•
The increase in CooperSurgical's R&D were primarily due to acquisitions, increased investment and activities in developing new products and services and upgrades of existing products. As a percentage of sales, R&D expense remained flat. CooperSurgical's R&D activities include diagnostics, IVF product development and the design and upgrade of surgical procedure devices.

Amortization Expense

Three Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$10.8	2%	$10.9	2%	(2)%
CooperSurgical	26.1	15%	25.8	16%	1%
	$36.9	6%	$36.7	6%	—%

Six Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$21.2	2%	$21.4	2%	(1)%
CooperSurgical	52.3	16%	51.3	17%	2%
	$73.5	6%	$72.7	6%	1%
CooperVision and CooperSurgical's amortization expense remained relatively flat in the three and six months ended April 30, 2019.

Impairment of Intangible Assets
In the second quarter of fiscal 2018, CooperSurgical recognized an impairment charge of $24.4 million on the intangible assets acquired from Recombine Inc. In fiscal 2016, CooperSurgical acquired Recombine Inc., a clinical genetic testing company specializing in carrier screening. In connection with the impairment charge, on June 1, 2018, CooperSurgical announced the exit of the carrier screening business, along with the non-invasive prenatal testing (NIPT) product lines. Both product lines were categorized in Fertility.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Gain on Sale of an Intangible Asset

In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right for $21.0 million and recognized a gain of $19.0 million.

Operating Income (Loss)

Three Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$125.5	26%	$123.5	26%	2%
CooperSurgical	31.1	18%	(29.8)	(18)%	204%
Corporate	(9.7)	—	(19.0)	—	49%
	$146.9	22%	$74.7	12%	97%

Six Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
CooperVision	$241.7	25%	$235.8	26%	3%
CooperSurgical	38.3	12%	(39.2)	(13)%	198%
Corporate	(22.2)	—	(31.8)	—	30%
	$257.8	20%	$164.8	13%	56%

CooperVision operating income remained relatively flat as a percentage of net sales and increased in absolute dollars in the three and six months ended April 30, 2019 compared to fiscal 2018 due to improved sales of higher margin products, including Biofinity, partially offset by the negative impact of foreign exchange rates.

CooperSurgical operating income increased in the three and six months ended April 30, 2019 compared to fiscal 2018, due to increase in sales of higher margin products, gain of $19.0 million on sale of an intangible asset, as discussed above, and recent acquisitions. CooperSurgical operating income in the three and six months ended April 30, 2018 included $18.4 million and $35.4 million, respectively, of PARAGARD inventory step up charges and an intangible asset impairment charge of $24.4 million.

Corporate operating loss decreased primarily due to higher compensation costs related to executives' retirements which impacted the prior year periods.

On a consolidated basis, operating income increased due to the factors above.
Interest Expense

Three Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
Interest expense	$18.5	3%	$18.7	3%	(1)%

Six Months Ended April 30, ($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs 2018 % Change
Interest expense	$36.6	3%	$37.1	3%	(1)%
Interest expense remained relatively flat as a percentage of net sales and decreased in absolute dollar primarily due to lower average debt balances as a result of repayments, partially offset by higher interest rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Other Expense (Income), Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2019	2018	2019	2018
Foreign exchange loss (gain)	$0.4	$2.1	$(0.1)	$(1.0)
Other, net	(0.1)	(0.1)	(0.6)	(0.1)
	$0.3	$2.0	$(0.7)	$(1.1)
Foreign exchange loss (gain) primarily resulted from the revaluation and settlement of foreign currencies-denominated balances.
Provision for Income Taxes
The Company's effective tax rates were an expense of 4.5% and a benefit of 12.9% for the second quarters of fiscal 2019 and fiscal 2018, respectively, and a benefit of 1.7% and an expense of 147.8% for the first six months of fiscal 2019 and 2018, respectively. The increase in our effective tax rate for the second quarter of fiscal 2019 compared to fiscal 2018 was primarily due to the inclusion of earnings from our foreign subsidiaries pursuant to the GILTI provisions that became effective in fiscal 2019. The decrease in our effective tax rate for the first six months of fiscal 2019 compared to fiscal 2018 was primarily due to the provisional charge of $202.0 million relating to the 2017 Act that was recorded in the first quarter of fiscal 2018. Our effective tax rate for the six months of fiscal 2019 was lower than the U.S. statutory rate because of discrete tax benefits and a favorable mix of income from our foreign jurisdictions with lower tax rates. Total discrete tax benefits for the first six months of fiscal 2019 were $23.1 million primarily relating to settlement of tax audits, revisions to the provisional tax charges relating to the 2017 Act, and excess tax benefits from share-based compensation. Our effective tax rate for the first six months of fiscal 2018 was higher than the U.S. statutory rate because of the discrete tax expense relating to the 2017 Act, which was partially offset by a favorable mix of income from our foreign jurisdictions with lower tax rates and an excess tax benefit from share-based compensation.
Share-Based Compensation Plans
Cooper has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. The compensation expense and related income tax benefit recognized in our consolidated condensed financial statements for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2019	2018	2019	2018
Selling, general and administrative expense	$6.1	$12.8	$15.3	$23.6
Cost of sales	1.4	0.3	2.9	1.6
Research and development expense	0.9	0.5	1.9	1.1
Total share-based compensation expense	$8.4	$13.6	$20.1	$26.3
Related income tax benefit	$1.1	$3.1	$2.9	$5.6

Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval of the Employee Stock Purchase Plan (“ESPP”). The first offering period is for U.S. employees and is expected to begin on November 4, 2019. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. Payroll deductions will be limited to maximum of 15% of the employee’s eligible compensation, not to exceed $21,250 in any one calendar year. The ESPP would initially authorize the issuance of 1,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. At April 30, 2019, there were approximately 3.6 million Treasury shares.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Second Quarter Highlights

•	Operating cash flow was $214.8 million compared to $170.8 million in the second quarter of fiscal 2018

•	Expenditures for purchases of property, plant and equipment were $52.7 million compared to $46.5 million in the prior year period.
Six-Month Highlights

•	Operating cash flow was $316.6 million compared to $197.1 million in the prior year period

•	Expenditures for purchases of property, plant and equipment were $131.9 million compared to $97.9 million in the prior year period

•	Cash payments for acquisitions and others, of $50.8 million, compared to $1,320.7 million in the prior year period.
Comparative Statistics

($ in millions)	April 30, 2019	October 31, 2018
Cash and cash equivalents	$104.6	$77.7
Total assets	$6,203.4	$6,112.8
Working capital	$195.7	$554.4
Total debt	$1,926.9	$2,022.8
Stockholders' equity	$3,542.2	$3,307.8
Ratio of debt to equity	0.54:1	0.61:1
Debt as a percentage of total capitalization	35%	38%
Working Capital
The decrease in working capital at April 30, 2019 from the end of fiscal 2018 was primarily due to:

•	increase in short-term debt ($417.5 million), primarily from the $400 million 2018 Term Loan Agreement entered into on November 1, 2018, partially offset by

•	increase in cash ($26.9 million)

•	increase in accounts receivables ($21.5 million) from increased revenue

•	increase in inventories ($24.3 million).
At April 30, 2019, our inventory months on hand were 6.7 compared to 6.3 at October 31, 2018. The $24.3 million increase in inventories was primarily due to increase in finished goods and raw materials to support product launches and production levels.
Our days sales outstanding (DSO) remained flat at 53 days at April 30, 2019 and at October 31, 2018 and 60 days at April 30, 2018. The decrease in DSO was primarily due to increased revenue and timing of collections.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow

Cash provided by operating activities increased by $119.5 million from $197.1 million during the first half of fiscal 2018 to $316.6 million in fiscal 2019. This increase in cash flow provided by operating activities primarily consists of:

•	increase in net income of $287.1 million from a net loss of $61.6 million during the first half of fiscal 2018 to net income of $225.5 million during the first half of fiscal 2019

•
increase of $167.9 million in net cash flow from changes in operating capital, from $187.6 million outflow during first half of fiscal 2018 to $19.7 million outflow in fiscal 2019, partially offset by;

•	decrease of $296.0 million in non-cash items, from $286.3 million during first half of fiscal 2018 to $(9.7) million in fiscal 2019

•
decrease of $24.4 million in impairment of intangibles, from $24.4 million during first half of fiscal 2018 to nil in fiscal 2019. Impairment charge was recognized by CooperSurgical on its exit of the carrier screening and non-invasive prenatal testing (NIPT) product lines

•	increase of $19.0 million from gain on sale of an intangible asset by CooperSurgical of the Filshie Clip exclusive distribution agreement.

The increase in net income of $287.1 million is primarily due to a $202.0 million provisional tax expense charge related to the 2017 Act which unfavorably impacted the first quarter of fiscal 2018.

The $167.9 million increase in the net cash flow from changes in operating capital compared to the prior year period is primarily due to:

•	$113.6 million increase in the net changes in receivables from increased revenue

•
$94.7 million increase in the net changes in prepayments and other assets primarily due to a $42.0 million payment to the U.K. Tax Authorities in prior year period compared to a $29.0 million refund in the current year

•	$2.1 million increase in the net changes in inventories, partially offset by;

•	$23.8 million decrease in the net changes in accounts payable

•	$9.4 million decrease in the net changes in accrued liabilities

•	$3.4 million decrease in the net changes in income tax payable.

The $296.0 million decrease from non-cash items compared to the prior year period is primarily due to:

•	decrease of $242.7 million driven by net changes in long term tax liabilities, deferred taxes and pension

•	$37.2 million of step-up charges related to inventory acquired mainly from PARAGARD in the prior year period

•	decrease of $8.3 million driven by net changes in other long term assets.

Investing Cash Flow

Cash used in investing activities decreased by $1,235.9 million to $182.7 million in the first half of fiscal 2019 from $1,418.6 million in fiscal 2018 due to:

•
decrease of $1,269.9 million in payments made for acquisitions in the first half of fiscal 2019 compared to the prior year period, largely due to the acquisition of PARAGARD at $1.1 billion in first quarter of fiscal 2018, partially offset by;

•	increase of $34.0 million in capital expenditures primarily used to invest in the expansion of our manufacturing capacity.

Financing Cash Flow

Cash provided by financing activities decreased by $1,405.0 million to $108.7 million cash outflow in the first half of fiscal 2019 compared to $1,296.3 million inflow in first half of fiscal 2018, primarily due to:

•	$1,810.0 million decrease of net proceeds from long-term debt primarily due to additional debt taken on to fund the PARAGARD acquisition in prior year period

•	$6.1 million share repurchases were made in the first half of fiscal 2019 compared to nil in the fiscal 2018, partially offset by;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

•	$401.0 million increase in short-term notes payable, primarily due to $400 million short term loan taken on November 1, 2018.

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

At April 30, 2019, we had $999.5 million available under the 2016 Credit Agreement. We are in compliance with our financial covenants including the Interest Coverage Ratio at 11.17 to 1.00 and the Total Leverage Ratio at 1.99 to 1.00 for the 2018 Term Loan Agreement, the 2017 Term Loan Agreement and the 2016 Credit Agreement.

Share Repurchase

In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time.
We did not repurchase shares in the second quarter of fiscal 2019. During the first quarter of fiscal 2019, we repurchased 24.5 thousand shares of the Company's common stock for $6.1 million, at an average purchase price of $248.70 per share. We did not repurchase shares during the first half of fiscal 2018. At April 30, 2019, $557.4 million remains authorized for repurchase under the program.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone, Swedish krona and Australian dollar denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and LIBO rate. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of April 30, 2019 and October 31, 2018.

On November 1, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which matures on October 31, 2019 (the 2018 Term Loan Agreement). The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility. At April 30, 2019, we had $400.0 million outstanding under the 2018 Term Loan Agreement.

On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a five-year, $1.425 billion, senior unsecured term loan agreement (the 2017 Term Loan Agreement) by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement. At April 30, 2019, we had $1.425 billion outstanding under the 2017 Term Loan Agreement.

On March 1, 2016, we entered into a syndicated Revolving Credit and Term Loan Agreement (the 2016 Credit Agreement) with KeyBank as administrative agent. The agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in the aggregate principal amount of $830.0 million (the 2016 Term Loan Facility). The 2016 Credit Agreement replaced our previous credit agreement and funds from the 2016 Term Loan Facility were used to repay the outstanding amounts under the previous credit agreement, to partially repay our other outstanding term loans and for general corporate purposes. At April 30, 2019, we had $50.0 million outstanding under the 2016 Term Loan Facility and $999.5 million available under the 2016 Revolving Credit Facility.
If interest rates were to increase or decrease by 1% or 100 basis points, quarterly interest expense would increase or decrease by approximately $5.0 million based on average debt outstanding for the second quarter of fiscal 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our second quarter of fiscal 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. There have been no material changes in our risk factors from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity during the three-month period ended April 30, 2019.

The Share Repurchase Program was approved by the Company’s Board of Directors in December 2011 (the 2012 Share Repurchase Program). The program as amended in December 2012, December 2013 and March 2017 provides authorization to repurchase up to a total of $1.0 billion of the Company's common stock. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time.
At April 30, 2019, approximately $557.4 million remained authorized under the 2012 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1	Executive Employment Agreement by and between The Cooper Companies, Inc. and Albert G. White III, effective as of November 1, 2018

10.2	Executive Employment Agreement by and between The Cooper Companies, Inc. and Brian G. Andrews, effective as of November 1, 2018

10.3	Executive Employment Agreement by and between The Cooper Companies, Inc. and Daniel G. McBride, effective as of November 1, 2018

10.4	Executive Employment Agreement by and between The Cooper Companies, Inc. and Holly R. Sheffield, effective as of November 1, 2018

10.5	Executive Employment Agreement by and between The Cooper Companies, Inc. and Robert D. Auerbach, M.D., effective as of November 1, 2018

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months period ended April 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Income (Loss) for the three and six months ended April 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended April 30, 2019 and 2018, (iii) Consolidated Condensed Balance Sheets at April 30, 2019 and October 31, 2018, (iv) Consolidated Condensed Statements of Stockholders' Equity for the three and six months period ended April 30, 2019 and 2018 (v) Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2019 and 2018 and (vi) related Notes to Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: May 31, 2019	/s/ Brian G. Andrews
Brian G. Andrews
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: May 31, 2019	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)