Form 10-K
period 2019-10-31
COOPER COMPANIES, INC.
filed 2019-12-20
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 001-08597
________________________
THE COOPER COMPANIES, INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	94-2657368
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
6101 Bollinger Canyon Road, Suite 500
San Ramon, California, 94583
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
Yes  ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

On November 30, 2019, there were 48,773,952 shares of the registrant's common stock held by non-affiliates with aggregate market value of $14.1 billion based on the closing price of a share of the registrant's common stock on April 30, 2019, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of November 30, 2019: 49,062,354
Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2020	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2019

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of the Cooper Companies, Inc. and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
Adverse changes in global political and economic conditions, and related uncertainty caused by the United Kingdom’s election to withdraw from the European Union and its potential impact on, among other things, the movement of goods and materials in our supply chain, additional regulatory approvals and requirements, and increased tariffs and duties.

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries, that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, escalating global trade barriers including additional tariffs, by countries such as China.

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

•
New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect areas of our operations including, but not limited to, those affecting the health care industry, including the contact lens industry specifically and the medical device or pharmaceutical industries generally, including but not limited to the EU Medical Devices Regulation (MDR), the EU In Vitro Diagnostic Medical Devices Regulation (IVDR), and the medical device excise tax under the U.S. Affordable Care Act.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•	Environmental risks, including increasing environmental legislation and the broader impacts of climate change.

•
Other events described in our Securities and Exchange Commission filings, including the “Business”, “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2019, as such Risk Factors may be updated in quarterly filings.

We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 1. Business.

The Cooper Companies, Inc. (Cooper, we or the Company), a Delaware corporation organized in 1980, is a global medical device company publicly traded on the NYSE (NYSE: COO). Cooper operates through two business units, CooperVision and CooperSurgical.

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of single-use, two-week and monthly contact lenses, featuring advanced materials and optics. CooperVision designs its products to solve vision challenges such as astigmatism, presbyopia, myopia, ocular dryness and eye fatigues; with a broad collection of spherical, toric and multifocal contact lenses. Acquisitions also expanded CooperVision's access to myopia management and specialty eye care markets with new products, such as orthokeratology (ortho-k) and scleral lenses. In November 2019, CooperVision received United States Food & Drug Administration (FDA) approval for its MiSight® 1day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12 and is expected to be available in the United States in 2020. Further, CooperVision offers contact lenses in a variety of materials including silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. CooperVision’s major manufacturing and distribution facilities are located in the United Kingdom, Puerto Rico, Hungary, Costa Rica, Belgium and the United States, with other smaller locations also existing in multiple locations around the world.

CooperSurgical's business competes in the general health care market with a focus on advancing the health of women, babies and families through a diversified portfolio of products and services including medical devices, fertility, diagnostics and contraception. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. We categorize CooperSurgical product sales based on the point of health care delivery, which includes products used in medical office and surgical procedures, primarily by Obstetricians/Gynecologists (OB/GYN); and fertility products/equipment and genetic testing services used primarily in fertility clinics and laboratories. CooperSurgical's major manufacturing and distribution facilities are located in the United States, Costa Rica, the Netherlands, and the United Kingdom with other smaller locations also existing in multiple locations around the world.

CooperVision and CooperSurgical each operate in highly competitive environments. Both of Cooper's businesses compete predominantly on the basis of product quality and differentiation, technological benefit, price, service and reliability.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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
CooperVision markets single-use silicone hydrogel lenses with a complete line of spherical, toric and multifocal lenses under our clariti® 1day brand and single-use silicone hydrogel spherical and toric lenses under our MyDay® brand. We also compete in the traditional hydrogel single-use product segment with several lenses including our Proclear® 1 day lenses. We believe the global market for single-use contact lenses will continue to grow and that our competitive silicone hydrogel and traditional hydrogel product offerings represent an opportunity for our business.

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

CooperVision believes that our key accounts which include optical chains, global retailers, certain buying groups and mass merchandisers are growing faster than the overall market. We are focused on supporting the growth of all our customers by investing in selling, promotional and advertising activities. Further, we are increasing investment in our distribution and packaging capabilities to support the growth of our business and to continue providing quality service with our industry leading SKU range and customized offerings.

CooperVision is focused on greater worldwide market penetration of recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions. In fiscal 2019, CooperVision acquired Blanchard Contact Lenses, a privately-held scleral lens company, which expands CooperVision's specialty and scleral lens portfolio. In fiscal 2018, CooperVision acquired Paragon Vision services, a leading provider of ortho-k, specialty contact lenses and oxygen permeable rigid contact lens material, and Blueyes Ltd. (Blueyes), a long-standing distribution partner, with a leading position in the distribution of contact lenses to the Optical and Pharmacy sector in Israel.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Contact Lens Product Sales
CooperVision Competition

The contact lens market is highly competitive. CooperVision's largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., Bausch Health Companies Inc. and Alcon Inc.

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

CooperVision competes in the silicone hydrogel segment of the market with its following products: Biofinity monthly spherical, toric and multifocal lenses; Avaira VitalityTM two-week spherical and toric lenses; clariti 1day brand of single-use sphere, toric and multifocal lenses; and MyDay single-use spherical and toric lenses. CooperVision believes the clariti 1day and MyDay brands of single-use contact lenses provide the broadest product portfolio in the single-use silicone hydrogel market.

In addition to a broad offering of silicone hydrogel lenses, CooperVision competes with different manufacturing processes which allow it to produce a broad range of spheres, toric and multifocal lens parameters, which we believe provides wide choices for patient and practitioner and a high level of visual acuity. We also compete based on our customer and professional services. CooperVision believes that there are opportunities for contact lenses to gain market share, particularly in markets where the penetration of contact lenses in the vision correction market is low.

COOPERSURGICAL

CooperSurgical offers a broad array of products and services focused on advancing the health of women, babies and families through a diversified portfolio of products and services including medical devices, fertility, genomics, diagnostics and contraception. We offer quality products, innovative technologies and superior services to clinicians and patients worldwide. CooperSurgical collaborates with clinicians to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

identify products and new technologies from disposable products to diagnostic tests to sophisticated instruments and equipment, to bring new products to market. The result is a broad portfolio of products and services that are intended to aid in the delivery of improved clinical outcomes that health care professionals use routinely in the diagnosis and treatment of a wide spectrum of family and women's health and reproductive issues.

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

In fiscal 2019, CooperSurgical acquired Incisive Surgical Inc., a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure. In fiscal 2018, CooperSurgical acquired the assets of PARAGARD, which is an Intrauterine System (IUS) from Teva Pharmaceuticals Industries Limited (Teva). This acquisition broadens and strengthens CooperSurgical's women's health product portfolio in office and surgical procedures. PARAGARD® is the only hormone-free, long lasting, reversible contraceptive option approved by FDA available in the United States, and IUSs represent a large and growing segment of the contraceptive market. CooperSurgical also acquired in fiscal 2018, The LifeGlobal Group (LifeGlobal) which was a privately held company that specializes primarily in the IVF media marketplace. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of family health, fertility and diagnostics.

Market for Women's and Family Reproductive Health Care

CooperSurgical participates in the market for family health care with its diversified product lines in three major categories based on the point of health care delivery: hospitals and surgical centers, OB/GYN medical offices and fertility clinics.

CooperSurgical expects patient visits to OB/GYN offices in the United States to increase over the next decade. Office visit activity related to menopause, abnormal bleeding, incontinence and osteoporosis, are expected to increase slightly over the next decade. Driving the growth is a growing population of women over the age of 65 (according to the United States Census estimates), a large and stable middle-aged population, and a steady number of reproductive age women with increasing fertility issues as well as women interested in contraception that is reversible such as with the PARAGARD® IUS. CooperSurgical expects growth in fertility treatments as more women choose to delay childbearing to the mid-thirties and beyond.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

•	We believe that approximately one-third of the office visits to OB/GYN are patients seeking diagnosis and treatment for the symptoms of abnormal uterine bleeding.

•	A high proportion of office visits are for contraceptive management.

•
OB/GYN traditionally provide the initial evaluation for women and their partners who seek infertility assistance. Ovulatory drugs and intrauterine insemination (IUI) are common treatments in these cases.

•	IVF is performed by reproductive endocrinologists, a subgroup of OB/GYN, along with partner embryologists.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Women's and Family Reproductive Health Care Product Sales
CooperSurgical Competition

CooperSurgical focuses on selected segments of the family and women's health care market, supplying diagnostic products, services, and surgical instruments and accessories. In some instances, CooperSurgical offers all the items needed for a complete procedure. CooperSurgical believes that opportunities exist for continued market consolidation of smaller technology-driven firms that generally offer only one or two product lines. Most are privately owned or divisions of public companies including some owned by companies with greater financial resources than Cooper.

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

CooperSurgical continues to expand its presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson, Boston Scientific, Hologic, Olympus and Medtronic. These competitors have well-established positions within the operating room environment. CooperSurgical leverages its relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate our expansion within the surgical segment of the market.

CooperSurgical also competes in the fertility category of the women's health care market. We have broad product offerings for fertility evaluations and IVF procedures by OB/GYN, reproductive endocrinologists and embryologists. These include products for use by the OB/GYN in their offices for initial evaluations with office-based hysteroscopy and first line treatments such as intrauterine insemination. In fertility clinics, our products include media, micro tools and lab equipment; and to improve IVF outcomes we offer screening testing services intended to increase implantation rates and decrease miscarriages.

CooperSurgical leverages its relationship with fertility clinics to expand its presence in the fertility market against competitors in the media and microtools categories that include Vitrolife, Cook and Irvine Scientific and competitors in fertility and familial reproductive genetic testing that include Natera, Invitae and Igenomix.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperSurgical competes in the IUS market. PARAGARD is the only non-hormonal IUS option in the United States and has a 10-year use indication. In the United States, where all IUSs are regulated as pharmaceuticals, we compete with manufacturers of hormonal IUSs including Bayer and Allergan. Outside of the United States, non-hormonal IUSs are more typically regulated as devices and are sold by a number of manufacturers. Currently, PARAGARD is not sold outside of the United States.

RESEARCH AND DEVELOPMENT

The Company employs approximately 222 people in research and development. CooperVision's product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs and manufacturing technology, along with improving formulations and existing products.

CooperSurgical conducts research and development in-house and has consulting agreements with external specialists. CooperSurgical's research and development activities include the design and improvement of surgical procedure devices, the advancement and expansion of CooperSurgical's portfolio of assisted reproductive technology products, genetic screening and testing, as well as products within the general OB/GYN offerings.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to the FDA's general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA's Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (General Controls). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

510(k) Clearance Pathway

When we are required to obtain a 510(k) clearance for a Class I or Class II device that we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution in the United States before May 28, 1976, for which the FDA has not yet called for the submission of PMA applications. The FDA aims to respond to a 510(k) premarket notification within 90 days of submission of the notification, but as a practical matter, clearance can take significantly longer. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires additional information to support substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is not substantially equivalent to a previously cleared device the device sponsor must fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo process.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that changes its intended use, will require a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination that a new clearance or approval is not required for a particular modification, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. In these circumstances, a manufacturer also may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements and modifications to our devices that we believe do not require new 510(k) clearances.

Premarket Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) premarket notification procedures or if the device has been previously classified as Class III. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data including, but not limited to, technical, non-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use.

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information, including clinical data, non-clinical data or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant's response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within 180 days after the FDA issues such request. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to implement and follow elaborate design, testing, control, documentation and other quality assurance procedures in the device design and manufacturing process.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications, amendments to a PMA application or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials for Medical Devices

A clinical trial is almost always required to support a PMA application and is rarely required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption (IDE) to the FDA. Some types of studies deemed to present "non-significant risk" are deemed to have an approved IDE once certain requirements are addressed and Institutional Review Board approval is obtained. If the device presents a "significant risk" to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application which includes a clinical study protocol must be supported by appropriate data, such as animal and laboratory testing results, showing that the potential benefits of testing the device in humans and the importance of the knowledge to be gained outweighs the risks to human subjects from the proposed investigation that the testing protocol is scientifically sound and there is reason to believe that the device as proposed for use will be effective. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by both the FDA and the appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices. All of Cooper's currently marketed products have been cleared by all appropriate regulatory agencies, and Cooper has no product currently being marketed under an IDE.

Continuing FDA and Other Government Agency Regulation of Medical Devices

After a device is placed on the market, numerous regulatory requirements apply. These include: establishment registration and device listing with the FDA; the QSR, which requires manufacturers to follow design, testing, production, control, complaint handling, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for uncleared or unapproved or “off-label” uses and impose other restrictions on labeling, advertising and promotion; new FDA unique device identifier regulations, which require changes to labeling and packaging; and medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections for cause by the FDA to determine our compliance with the QSR and other regulations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Laboratory Developed Tests

Our genetic testing laboratory services are not currently regulated by the FDA, or foreign ministries of health. Although the FDA has statutory authority to regulate In Vitro Diagnostic Products (IVDs) used for clinical purposes as medical devices, and to assure that such products are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and regulations with respect to Laboratory Developed Tests (LDT), which are a subset of IVDs that are intended for clinical use and designed, manufactured and used within a single laboratory. We believe our genetic laboratory tests fall within the definition of an LDT. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions. However, the IVDR will regulate the testing of human embryos which will be classified as Class C. In addition, even though we commercialize our tests as LDT, our tests may in the future become subject to more onerous regulation by the FDA.

Pharmaceutical Regulation

Our PARAGARD Intrauterine Copper Contraceptive is regulated by the FDA as a drug.

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (NDA), withdrawal of an approval, imposition of a clinical hold, untitled letters, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

These regulatory procedures require a considerable investment in time and resources and usually result in a substantial delay between new product development and marketing. If the Company does not maintain compliance with regulatory standards or if problems occur after marketing, product approval may be withdrawn.

In addition to FDA regulatory requirements, CooperVision maintains ISO 13485 certification and CE mark approvals for its products and CooperSurgical maintains ISO 13485 certification for medical devices and ISO 15189 certification for the Genomics laboratories. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. These quality programs and approvals are required by the European Medical Device Directive and must be maintained for all products intended to be sold in the European market. The ISO 13485 Quality Measurement System registration is now also required for registration of products in Asia Pacific and Latin American countries. In order to maintain these quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of its quality systems and procedures.

In May 2017, the MDR (Regulation 2017/745) was adopted. The MDR will, however, only become applicable three years after publication (in May 2020). Once applicable, the new regulations will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional post market surveillance and vigilance. Compliance with the MDR will require re-certification of many of our products to the enhanced standards. Further, products sold as IVDs in Europe will be regulated under the In Vitro Diagnostics Directive (98/79/EC). A new regulation, the IVDR (EU) 2017/746, the IVDR, has been released and will become fully enforceable in 2022. These regulations include requirements for both presentation and review of performance data and quality-system requirements.

Both CooperVision and CooperSurgical have been actively deploying regulatory and compliance initiatives designed to allow the continued ability to sell and market their respective products in the EU under the MDR and the IVDR.

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

The impact to our businesses of the ACA provisions related to coverage expansion, payment reforms and delivery system changes remains uncertain. The ACA imposes a 2.3 percent excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. CooperVision's products are not subject to this tax because contact lenses are excluded from the tax. However, United States sales of CooperSurgical's products are subject to this tax which is recorded in selling, general and administrative expense on our Statement of Income. The Consolidated Appropriations Act of 2016 imposed a two-year moratorium of the device excise tax for device sales in calendar years 2016 and 2017. On January 22, 2018, the moratorium was extended for two more years. Absent further legislative action, the device excise tax will be reinstated on medical device sales starting January 1, 2020.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

RAW MATERIALS

Our businesses utilize various chemicals, packaging materials, components, parts and raw materials which are generally available from more than one source. However, in certain instances we acquire components and materials from sole suppliers to make our silicone hydrogel contact lens, certain medical devices and IVF products. Supply of these materials is protected by contractual agreements and safety stocks. However, if current raw material suppliers fail to supply sufficient materials on a timely basis, or at all for any reason, we could experience inventory shortages and disruption in the supply of products if we were required to use an alternative supplier on short notice.

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

CooperSurgical's products are marketed by a network of dedicated field sales representatives, independent agents and distributors. CooperSurgical augments its sales and marketing activities by participating in national and regional industry trade shows, professional educational programs and internet promotions including e-commerce, social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals. With the addition of PARAGARD, CooperSurgical expanded its awareness campaigns to include direct to consumer elements including print, internet/social media, radio and television.

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

DEPENDENCE ON CUSTOMERS

No customers accounted for 10% or more of our consolidated net revenue in fiscal 2019 and 2018. One customer, a CooperVision contact lens distributor, accounted for approximately 10% of our consolidated net revenue in fiscal 2017. See Note 12. Business Segment Information of the Consolidated Financial Statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

GOVERNMENT CONTRACTS

Neither of our business units is materially subject to profit renegotiation or termination of contracts or subcontracts at the election of the United States government.

BACKLOG

Backlog is not a material factor in either of Cooper's business units.

SEASONALITY

CooperVision and CooperSurgical net sales in the fiscal first quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners' offices, fertility clinics, and hospitals/surgical centers for surgical procedures is relatively light during the holiday season.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Federal, state and local provisions that regulate the discharge of materials into the environment, or relate to the protection of the environment, do not currently materially affect Cooper's capital expenditures, earnings or competitive position.

In addition, the Company continues to monitor and comply with environmental health and safety regulations in countries in which it operates throughout the world, in particular, European Union and China Restrictions on the use of certain Hazardous Substances in electrical and electronic equipment (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH.

EMPLOYEES

As of October 31, 2019, we had approximately 12,000 employees. We believe we have good relations with our employees.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2019 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2019, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Each of our businesses operates within a highly competitive environment. In our soft contact lens business, CooperVision faces intense competition from competitors' products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our largest competitors in the contact lens business, Johnson & Johnson Vision Care, Inc. and Alcon Inc. may have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and/or larger manufacturing volumes than CooperVision. They offer competitive products and differentiated materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. The market for contact lenses is intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully, on a timely basis in the Americas, EMEA and Asia Pacific, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

In the women's health care market, competitive factors include technological and scientific advances, product quality, access to local markets based on regulatory clearances, price and effective communication of product information to physicians, hospitals, patients and IVF clinics. CooperSurgical competes with a number of manufacturers in each of its niche areas, some of which have substantially

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

Acquisitions that we have made and may make in the future involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical and at CooperVision, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or impairments of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. CooperVision acquired Blanchard Contact Lenses in fiscal 2019; Paragon Vision Sciences and Blueyes in fiscal 2018. CooperSurgical acquired Incisive Surgical Inc. in fiscal 2019; PARAGARD and LifeGlobal in fiscal 2018. Risks we could face with respect to these acquisitions include:

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

•	increased leverage and the risk of lack of access to available financing, including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms;

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of employees;

•	an inability to identify and consummate future acquisitions on favorable terms or at all;

•	diversion of management's attention away from other business concerns;

•	expenses of any undisclosed or potential liabilities, contingent liabilities or indemnification obligations of the acquired company;

•	expenses, including restructuring expenses, to shut-down our own locations or terminate our employees;

•	application of and compliance with new and unfamiliar regulatory frameworks such as pharmaceutical regulation applicable to our PARAGARD IUS;

•	Failure to successfully obtain or maintain reimbursements under the third party payor plans, including but not limited to governmental programs, due to complex reporting and payment obligations;

•	a dilution of earnings per share; and

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

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the health care industry in which CooperSurgical competes. CooperSurgical has historically purchased, leveraged or licensed the technology developments of others. Over the past few years, CooperSurgical has invested in expanding the internal research and development function with the goal of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

organic growth and to complement our acquisitions strategy. CooperVision, both internally and externally with third parties, invests in new product development, including the development of silicone hydrogel-based contact lenses. While much of CooperVision’s research and development activities are performed internally, it also uses external research and development investment in collaborations and joint development with third parties. Research and development time commitments, higher feasibility risk with longer term projects, greater dependence on, and reduced control over, third party deliverables, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, or “smart” contact lenses which incorporate electronics that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

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

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

and Europe. Over half of our net sales for the fiscal years ended October 31, 2019 and 2018, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

•
tax rates in some foreign countries may exceed those of the United States, and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including the tariffs enacted by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which remain uncertain;

•
we may find it difficult to comply with a variety of United States and foreign legal, compliance and regulatory requirements such as the Foreign Corrupt Practices Act, the Dodd-Frank Act, the U.K. Bribery Act and international data security and privacy laws and MDR and IVDR;

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

•
foreign governments may adopt regulations, including those similar to MDR and IVDR or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including but not limited to increased enforcement of potentially conflicting and ambiguous anti-bribery laws;

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Global markets continued to face threats and uncertainty during fiscal 2019. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. If our customers’ financial conditions are adversely affected, customers may reduce their purchases of our products or we may not be able to collect accounts receivable, each of which could have a material adverse impact on our business operations or financial results.

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

We are a multinational company headquartered in the United States with worldwide operations, with significant business operations in Europe, including in the United Kingdom. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In March 2017, the government of the United Kingdom formally gave notice of its intent to withdraw from the European Union. Serving this notice began a two-year period for the United Kingdom to negotiate terms for its withdrawal from the European Union. The European Union and the United Kingdom have agreed to delay the United Kingdom’s withdrawal from the European Union multiple times. Currently, January 31, 2020 is the deadline to reach an agreement regarding the terms of the United Kingdom’s withdrawal from the European Union and their relationship following such a withdrawal. If an agreement is not reached, or the deadline not postponed, prior to January 31, 2020, the United Kingdom may withdraw from the European Union without an agreement in place. There is significant uncertainty regarding the terms of any agreement between the United Kingdom and the European Union and the potential for a “no-deal” withdrawal.

These developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. Given the lack of comparable precedent, it is unclear what implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal could affect, or whether it could have a material adverse effect on, our business, financial condition and operating results.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

We have now and expect to continue to have a significant amount of indebtedness.

Our indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. We have multiple debt facilities which bear interest at a variable rate based on the Eurodollar LIBOR rate in effect from time to time. A change or transition away from LIBOR as a common reference rate in the global financial market could have a material, adverse effect on our business. Management continues to monitor the status and discussions regarding LIBOR. We are not yet able to reasonably estimate the expected impact.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

We face risks associated with disruption of our manufacturing and distribution operations including possible failure to develop necessary manufacturing processes, or constrained, idle or excess capacity could adversely affect our profitability or competitive position.

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities, whether due to technical or labor difficulties, integration difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMP) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete. Conversely, constrained, excess or idle capacity, which could result from acquisitions, unexpected demand, inaccurate sales forecasting or unexpected manufacturing efficiencies, could significantly impact our profitability, capital investments, customer service levels and near term financial condition.

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in the United Kingdom, Puerto Rico, Hungary, Costa Rica, Belgium and the United States with other smaller locations also existing in multiple locations around the world. CooperSurgical manufactures the majority of its products in the United States, Costa Rica, the Netherlands and the United Kingdom with other smaller locations also existing in multiple locations around the world. In November 2017, CooperSurgical purchased a manufacturing facility in Costa Rica to consolidate a portion of global manufacturing. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we generally have not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of the United States, the United Kingdom, Belgium and various smaller international distribution facilities. CooperSurgical's products are primarily distributed out of its facilities in United States and the Netherlands. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, challenges related to system implementation, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

If our manufacturing operations fail to comply with applicable regulations, our manufacturing could be delayed or disrupted, our products could be subject to recall, and sales and profitability could suffer.

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA's cGMP for medical devices, known as the QSR regulations, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage, importing, exporting and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to comply with QSR requirements and other applicable domestic or international regulatory requirements or to respond to

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

any adverse inspectional observations or product safety issues could result in disruption of our operations and manufacturing delays in addition to, among other things, warning letters, significant fines, injunctions, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

We rely on independent suppliers in our supply chain for raw materials, packaging materials and components, mechanical equipment and some finished goods; we could experience inventory shortages if any of these suppliers encounter a manufacturing or distribution disruption

Our businesses utilize various chemicals, packaging materials, components, parts and raw materials which are generally available from more than one source. However, in certain instances we acquire components and materials from sole or primary suppliers to make our silicone hydrogel contact lens, certain medical devices and IVF products. We also source mechanical equipment and in certain instances finished goods from OEM suppliers. Supply of these goods, items and materials is protected by contractual agreements, availability of alternative suppliers and/or safety stocks. However, if current suppliers fail to supply sufficient goods, items or materials to us on a timely basis, or at all for any reason, we could experience inventory shortages and disruption in our supply of products. For example, among other situations, some of the primary material used to make our silicone hydrogel contact lens products, including MyDay, Biofinity, Avaira and clariti, are supplied by a sole supplier, and the failure of a key or sole supplier to timely supply sufficient items and materials necessary for the manufacture of our silicone hydrogel contact lenses could in turn disrupt our supply of those lenses to the market, which would have a material adverse effect on our business, financial condition and results of operations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We rely on trademarks to establish a market identity for our products. To maintain the value of our trademarks, we might have to file lawsuits against third parties to prevent them from using trademarks confusingly similar to or dilutive of our registered or unregistered trademarks. We also might not obtain registrations for our pending or future trademark applications and might have to defend our registered trademark and pending applications from challenge by third parties. Enforcing or defending our registered and unregistered trademarks might result in significant litigation costs and damages, including the inability to continue using certain trademarks.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury. We also face the risk that defects in the design or manufacture of our products or sales of counterfeit or other infringing products might necessitate a product recall and other actions by manufacturers, distributors or retailers in order to safeguard the health of consumers and protect the integrity of the subject brand. Additionally, we face the inherent risk of exposure to legal claims, including negligence, relating to our provision of certain service offerings, including our genetic testing services and their accuracy. Consumers may halt or delay purchases of a product or service that is the subject of a claim or recall or has been counterfeited. We handle some risk with third-party carrier policies that are subject to deductibles and limitations. There can be no assurance that we will not experience material losses due to product liability claims or recalls, legal claims relating to our service offerings, or a decline in sales resulting from sales of counterfeit or other infringing products, in the future.

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

We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, regulations enacted in the European Union such as the Registration, Evaluation, Authorization and Restriction of Chemical Substances, or REACH, which requires the registration of and regulates use of certain chemicals, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, or RoHS, which regulates the use of certain hazardous substances in certain products our CooperSurgical division manufactures. These and similar legislation that has been or is in the process of being enacted in Japan, China and various states of the U.S. may require us to re-design certain products to ensure compliance with the applicable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We recently faced an inquiry by the United Kingdom tax authorities regarding the application of the United Kingdom Diverted Profits Tax (DPT) related to the transfer out of the United Kingdom of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd., which we resolved in the second quarter of fiscal 2019.

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

Our tax provision could also be impacted by changes in accounting principles, and changes in U.S. federal and state or international tax laws applicable to corporate multinationals. The U.S. enacted the Tax Cuts and Jobs Act (the 2017 Act) on December 22, 2017, as a result of which we recognized in fiscal 2018 a provisional amount of $214.6 million as reasonable estimate of the impact of the provisions of the 2017 Act. As of October 31, 2019, we have completed our accounting for the tax effects of the enactment of the 2017 Act and did not recognize any material adjustments to the provisional tax expense previously recorded; however, certain provisions of the 2017 Act and the regulations issued thereunder could have a significant impact on our future results of operations.

In addition, government agencies in non-U.S. jurisdictions where we and our affiliates do business and the Organization for Economic Co-operation and Development (OECD), have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change and any such change could be materially and adversely affect our business.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We are in the midst of a multiyear process of implementing new enterprise resource planning (ERP) systems at CooperVision and CooperSurgical. Implementing a new ERP system is not only costly but complex and difficult. Implementing a new ERP system can negatively affect not only financial accounting and reporting processes but also external commercial activities such as order receipt and product delivery. There can be no assurance that we will successfully implement our new ERP system or that we will avoid these and other negative impacts from our implementation efforts.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Risks Relating to Government Regulation of Manufacture and Sale of Our Products and Services.

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

We offer certain genetic testing services to help identify the likelihood of pregnancy as well as identify possible disorders or diseases of a child prior to birth. Regulatory and legislative proposals addressing oversight of genetic testing have been introduced in the United States, and we expect that new proposals will be introduced from time to time both in the United States and in foreign countries in the future. Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and regulations with respect to LDT. We believe our tests fall within the definition of an LDT. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions. However, our tests may in the future become subject to more onerous regulation by the FDA. Legislative proposals addressing the FDA’s oversight of LDT have been introduced by Congress in the past and new legislative proposals may be introduced from time to time in the future. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s ability to enforce its medical device regulations with respect to certain LDT is difficult to predict at this time. If the FDA ultimately begins to enforce its medical device requirements with respect to LDT, our genetic tests may be subject to additional regulatory requirements imposed by the FDA, the nature and extent of which would depend upon applicable final guidance or regulation by the FDA or instruction by Congress. If the FDA imposes significant changes to the regulation of LDT it could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

Any new FDA enforcement policies affecting LDT or new legislation, regulations such as IVDR or guidance may result in increased regulatory burdens on our ability to continue marketing our products and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

to develop and introduce new products in the future, which could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

If we fail to comply with applicable federal, state, local and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA), UK Human Fertilization & Embryology Association (HFEA) regulating IVF, a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratories must be certified under CLIA and ISO 15189 in order for us to perform testing on human specimens. In addition, our proprietary tests must also be recognized as part of our accredited programs under CLIA so that we can offer them in our laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The law also requires us to maintain a state laboratory license to conduct testing in that state. Our laboratories are located in the United States, and internationally in Canada and the United Kingdom, and we must maintain the requisite licenses in each jurisdiction.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

•
Absent new legislation, a 2.3% excise tax, currently suspended, will be reinstated as of January 1, 2020, on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, which exceptions include all contact lenses;

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

MDR will become applicable in 2020 and IVDR will become applicable in 2022. Once applicable, the new regulations will, among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We are also subject to laws and regulations in countries other than United States covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the processing of personal data. The new EU-wide General Data Protection Regulation (GDPR) became applicable on May 25, 2018, replacing the current data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, mandatory data breach notification requirements, handling data subject access requests and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities.
Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties (for example, of up to 20.0 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR and ePrivacy Regulation), litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Item 1B. Unresolved Staff Comments.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2019. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 224,533 square feet in the United Kingdom, 164,946 square feet in Costa Rica, 63,787 square feet in Denmark, 76,778 square feet in New York, 33,630 square feet in Texas and 9,000 square feet in Virginia. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States:
California	93,594	Executive offices; CooperVision research & development and administrative offices; CooperSurgical laboratory
New York	423,175	CooperVision manufacturing, marketing, distribution and administrative offices; CooperSurgical manufacturing, office and distribution
Connecticut	301,962	CooperSurgical manufacturing, marketing, distribution, research & development and administrative offices
Texas	36,113	CooperSurgical manufacturing
Puerto Rico	527,285	CooperVision manufacturing, research & development and distribution
Costa Rica	167,066	CooperVision and CooperSurgical manufacturing and office
Brazil	16,580	CooperVision marketing and distribution
Canada	30,625	CooperVision and CooperSurgical office and laboratory
Other Americas	157,243	CooperVision marketing and distribution; CooperSurgical manufacturing marketing and laboratory

EMEA
United Kingdom	791,754	CooperVision manufacturing, marketing, distribution, research & development and administrative offices; CooperSurgical marketing and manufacturing
Hungary	330,269	CooperVision manufacturing and marketing
Belgium	273,609	CooperVision distribution
Spain	180,058	CooperVision distribution and administrative offices; CooperSurgical marketing
Denmark	63,787	CooperSurgical manufacturing, marketing, administrative, research and development offices
Other EMEA	228,811	CooperVision and CooperSurgical marketing and distribution

ASIA PACIFIC
Japan	113,555	CooperVision marketing, distribution and administrative offices; CooperSurgical marketing
Australia	38,435	CooperVision marketing, distribution and administrative offices; CooperSurgical laboratory
Other Asia Pacific	77,357	CooperVision and CooperSurgical marketing and distribution

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Legal Proceedings

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision. In July 2018, the Court approved the plaintiffs’ motion for preliminary approval of the settlement, and the Company paid the $3.0 million settlement amount into an escrow account. The settlement remains subject to final Court approval at a future hearing currently scheduled for February 25, 2020.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” At November 30, 2019, there were 332 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of $3.0 million and $2.9 million in each of fiscal 2019 and 2018 respectively. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on Cooper's common stock with the cumulative total return of the Standard & Poor 500 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2019. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2014 and assumes that all dividends were reinvested.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc.,
the S&P 500 Index and the S&P Health Care Equipment Index
*$100 invested on October 31, 2014 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	October 2014	October 2015	October 2016	October 2017	October 2018	October 2019
The Cooper Companies, Inc.	$100.00	$92.99	$107.49	$146.74	$157.81	$177.81
S&P 500	$100.00	$105.20	$109.94	$135.93	$145.91	$166.81
S&P Health Care Equipment	$100.00	$109.04	$123.35	$154.16	$180.71	$223.24

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The Company's share repurchase activity during the three-month period ended October 31, 2019, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
8/1/19 – 8/31/19	—	$—	—	$557,400,000
9/1/19 – 9/30/19	—	$—	—	$557,400,000
10/1/19 – 10/31/19	512,472	$292.68	512,472	$407,400,000
Total	512,472		512,472

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

During the fiscal year ended October 31, 2019, we repurchased a total of 537 thousand shares of common stock for $156.1 million at an average price of $290.67 per share under the repurchase program. At October 31, 2019, approximately $407.4 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2019, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of October 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	1,480,021	$186.24	2,280,407
Equity compensation plans not approved by shareholders	—	—	—
Total	1,480,021	$186.24	2,280,407

(1) The amount of total securities to be issued under Company equity plans upon exercise of outstanding options, warrants and rights shown in Column A includes 429,571 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based vesting periods. The total also includes 25,698 shares representing the maximum number of shares that may be issued subject to Performance Share Awards outstanding as of the end of the fiscal year. Restricted Stock Units and Performance Share Awards do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B.

(2) Includes information with respect to the Third Amended and Restated 2007 Long-Term Incentive Plan for Employees of the Cooper Companies, Inc. (2007 LTIP), which was approved by stockholders on March 17, 2016, and provides for the issuance of up to 6,930,000 shares of Common Stock, the Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors of the Cooper Companies, Inc. (2006 Directors Plan), which was approved by stockholders on March 16, 2011 and provides for the issuance of up to 950,000 shares of Common Stock , and The Cooper Companies, Inc. 2019 Employee Stock Purchase Plan (2019 ESPP), which was approved by stockholders on March 18, 2019 and provides for the issuance of 1,000,000 shares. As of October 31, 2019, 1,280,407 shares remained available under the 2007 LTIP, and nil shares remained available under the 2006 Directors Plan, and 1,000,000 shares remained available under the 2019 ESPP.
.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In millions, except per share amounts)	2019	2018	2017	2016	2015
Consolidated Operations
Net sales	$2,653.4	$2,532.8	$2,139.0	$1,966.8	$1,797.1
Gross profit	$1,756.8	$1,632.3	$1,365.8	$1,173.1	$1,070.3
Income before income taxes	$477.4	$331.9	$394.0	$295.6	$215.5
Net income attributable to Cooper stockholders	$466.7	$139.9	$372.9	$273.9	$203.5
Diluted earnings per share attributable to stockholders	$9.33	$2.81	$7.52	$5.59	$4.14
Number of shares used to compute diluted earnings per share	50.0	49.7	49.6	49.0	49.2
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06
Consolidated Financial Position
Current assets	$1,163.4	$1,090.9	$953.2	$937.1	$844.0
Property, plant and equipment, net	1,132.1	976.0	910.1	877.7	967.1
Goodwill	2,428.9	2,392.1	2,354.8	2,164.7	2,197.1
Other intangible assets, net	1,405.3	1,521.3	504.7	441.1	411.1
Deferred tax assets and other assets	144.8	132.5	135.9	58.0	43.2
	$6,274.5	$6,112.8	$4,858.7	$4,478.6	$4,462.5
Short-term debt	$563.7	$37.1	$23.4	$226.3	$243.8
Other current liabilities	546.9	499.4	372.7	316.9	331.7
Long-term debt	1,262.6	1,985.7	1,149.3	1,107.4	1,105.4
Long-term tax payable	124.8	141.5	—	—	—
Other liabilities	147.9	141.3	137.5	132.1	111.8
Total liabilities	2,645.9	2,805.0	1,682.9	1,782.7	1,792.7
Stockholders' equity	3,628.6	3,307.8	3,175.8	2,695.9	2,669.8
	$6,274.5	$6,112.8	$4,858.7	$4,478.6	$4,462.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for fiscal 2019 compared with fiscal 2018. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” For a discussion related to fiscal 2018 compared with fiscal 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended October 31, 2018, which was filed with the United States Securities and Exchange Commission (SEC) on December 21, 2018, and is available on the SEC's website at www.sec.gov and our Investor Relations website at investor.coopercos.com.

Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, changes in tax legislation, debt concerns, the uncertainty caused by the United Kingdom's planned withdrawal from the European Union, global trade barriers including additional tariffs and the trend of consolidations within the health care industry, impact our current performance and continue to represent a risk to our future performance.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric and multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and PC Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. Recent acquisitions also expanded CooperVision's access to myopia management and specialty eye care markets with new products, such as ortho-k and scleral lenses. In November 2019, CooperVision received United States Food & Drug Administration (FDA) approval for its MiSight® 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12 and is expected to be available in the United States in 2020. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
CooperVision acquired the following entity during fiscal 2019:
Blanchard Contact Lenses on December 28, 2018 - a privately-held scleral lens company, which expands CooperVision's specialty and scleral lens portfolio.
CooperVision acquired the following entities during fiscal 2018:
Blueyes on January 4, 2018 - a long-standing distribution partner, which had a leading position in the distribution of contact lenses to the optical and pharmacy sector in Israel

•	Paragon Vision Sciences on December 1, 2017 - a leading provider of ortho-k specialty contact lenses and oxygen permeable rigid contact lens materials.

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
CooperSurgical acquired the following entity during fiscal 2019:
Incisive Surgical Inc. on December 31, 2018 - a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure.
CooperSurgical acquired the following entities and assets during fiscal 2018:
LifeGlobal Group on April 3, 2018 - a privately held company that specializes primarily in IVF media. LifeGlobal’s product categories include media products, IVF laboratory air filtration products and dishware

•
PARAGARD on November 1, 2017 - CooperSurgical acquired the assets of the PARAGARD IUS business from Teva for $1.1 billion. PARAGARD broadened and strengthened CooperSurgical's women's health product portfolio and it is the only non-hormonal, long lasting, reversible contraceptive option approved by the FDA and available in the United States. IUS represent a large and growing segment of the Long Acting Reversible Contraceptive market.

We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of women's health, fertility, diagnostics and contraception.
Capital Resources - At October 31, 2019, we had $89.0 million in unrestricted cash, primarily held outside the United States, and $734.8 million available under our 2016 Revolving Credit Facility (as defined below). Debt outstanding at October 31, 2019 consisted of:

•	$1.0 billion outstanding on a $1.425 billion syndicated Term Loan Agreement (the 2017 Term Loan Agreement) used to fund the acquisition of PARAGARD, which matures on November 1, 2022

•	A $500.0 million 364-day senior unsecured term loan agreement (the 2019 Term Loan Agreement), which matures on September 25, 2020

•	$264.0 million outstanding on a $1.0 billion multi-currency revolving credit facility (the 2016 Revolving Credit Facility), which matures on March 1, 2021.

See Note 4. Debt of the Consolidated Financial Statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transition from LIBOR

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. We have undertaken an assessment of contracts that will be impacted by the transition away from LIBOR. To date, we have identified that substantially all of our term loan and credit facility agreements include an adjusted LIBOR option. We are continuing to evaluate the scope of impacted contracts and the potential impact. We are also monitoring the developments regarding alternative rates and may amend certain contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of agreements potentially indexed to LIBOR is material, we are not yet able to reasonably estimate the expected impact.

We believe that current cash, cash equivalents and future cash flow from operating activities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the financial statements included in this annual report. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2019 Compared with 2018

Highlights: 2019 vs. 2018

•	Gross margin increased to 66% of net sales compared with 64% in fiscal 2018

•	Operating income increased 36% to $546.7 million from $403.1 million

•	Interest expense decreased to $68.0 million from $82.7 million due to lower average debt balances, partially offset by higher interest rates

•	Diluted earnings per share increased 232% to $9.33 from $2.81

•	Operating cash flow increased 7% to $713.2 million from $668.9 million.

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2019	2018	2019 vs. 2018 % Change in Absolute Values
Net sales	100%	100%	5%
Cost of sales	34%	36%	—%
Gross profit	66%	64%	8%
Selling, general and administrative expense	38%	38%	2%
Research and development expense	3%	3%	2%
Amortization of intangibles	5%	6%	(1)%
Impairment of intangibles	—%	1%	—%
Gain on sale of an intangible	1%	—%	—%
Operating income	21%	16%	36%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales Growth by Business Unit

($ in millions)	2019	2018	Increase	2019 vs 2018 % Change
CooperVision	$1,972.9	$1,882.0	$90.9	5%
CooperSurgical	680.5	650.8	29.7	5%
Net sales	$2,653.4	$2,532.8	$120.6	5%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects

•
Toric and multifocal lenses including lenses that, in addition to correcting near- and farsightedness, address more complex visual defects such as astigmatism and presbyopia by adding optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

CooperVision Net Sales by Category

($ in millions)	2019	2018	2019 vs. 2018 % Change
Toric	$620.0	$591.4	5%
Multifocal	202.9	196.6	3%
Single-use spheres	568.2	520.1	9%
Non single-use sphere, other	581.8	573.9	1%
	$1,972.9	$1,882.0	5%

In the fiscal year ended October 31, 2019:

•	Sales growth in fiscal 2019 was largely organic

•	Toric lenses grew primarily through the success of Biofinity, clariti and MyDay

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Multifocal lenses increased in fiscal 2019, compared to fiscal 2018 due to higher Biofinity and clariti sales, partially offset by a decrease in sales of older hydrogel products

•	Single-use sphere lenses growth was primarily attributed to clariti and MyDay lenses

•	Non-single-use spheres increased in fiscal 2019, compared to fiscal 2018 due to higher Biofinity sales

•	"Other" products primarily include lens care which represented approximately 2% of net sales in fiscal 2019 and 2018

•
Increased sales of silicone hydrogel products were partially offset by lower sales of older hydrogel products. Total silicone hydrogel products grew 9% in fiscal 2019, representing 72% of net sales in fiscal 2019 compared to 69% in fiscal 2018

•
Foreign exchange rates negatively impacted sales by approximately $53.6 million in fiscal 2019 and positively impacted sales by $43.9 million in fiscal 2018, primarily attributable to fluctuations in the Euro and British Pound

•	Sales growth was primarily driven by increases in the volume of lenses sold. Average realized prices by product did not materially influence sales growth.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

($ in millions)	2019	2018	2019 vs. 2018 % Change
Americas	$763.8	$722.9	6%
EMEA	746.5	744.3	—%
Asia Pacific	462.6	414.8	12%
	$1,972.9	$1,882.0	5%

CooperVision's regional growth in Americas, EMEA and Asia Pacific was primarily attributable to market gains of silicone hydrogel contact lenses. Refer to CooperVision Net Sales by Category above for further discussion.
CooperSurgical Net Sales by Category
CooperSurgical supplies the family health care market with a diversified portfolio of products and services. Our office and surgical offerings include products that facilitate surgical and non-surgical procedures that are commonly performed primarily by OB/GYN in hospitals, surgical centers, fertility clinics and medical offices. Fertility offerings include highly specialized products and services that target the IVF process, including diagnostics testing with a goal to make fertility treatment safer, more efficient and convenient.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The chart below shows the percentage of net sales of office and surgical products and fertility.

($ in millions)	2019	2018	2019 vs 2018 % Change
Office and surgical products	$422.4	$400.4	6%
Fertility	258.1	250.4	3%
	$680.5	$650.8	5%

In the fiscal year ended October 31, 2019:

•
Office and surgical products increased compared to prior year due to continued growth in PARAGARD and surgical products, primarily Uterine Manipulators, Surgical Retractors and recently acquired products of Incisive Surgical, partially offset by a decrease in revenue from sales of the Filshie Clip system. On February 1, 2019, the Company agreed to the early termination of an exclusive distribution agreement which had given CooperSurgical the rights to distribute the Filshie Clip System in the United States

•
Fertility net sales increased in fiscal 2019 compared to fiscal 2018, primarily due to increased sales of IVF consumables, IVF equipment and LifeGlobal products, partially offset by a decrease in diagnostics revenue and exit of the carrier screening and non-invasive prenatal testing (NIPT) product lines on June 1, 2018

•	Unit growth and product mix positively impacted sales growth.
Gross Margin

	2019	2018
CooperVision	65%	66%
CooperSurgical	69%	61%
Consolidated	66%	64%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperVision's gross margin decreased in fiscal 2019 compared to fiscal 2018 due to:

•	the unfavorable impact to revenue from exchange rate fluctuations, primarily attributable to the Euro and British Pound; and product mix

•	$14.0 million of costs primarily product transition, integration and manufacturing related costs

•	partially offset by an increase in sales of higher margin products including Biofinity

•	fiscal 2018 included $10.1 million of costs primarily product transition and manufacturing related costs.
CooperSurgical's gross margin increased in fiscal 2019 compared to fiscal 2018 due to:

•	an increase in sales of PARAGARD IUS product and inclusion of LifeGlobal products with higher gross margin

•	partially offset by $14.2 million of costs, primarily integration and manufacturing related costs

•	fiscal 2018 included $49.3 million of PARAGARD and LifeGlobal acquisitions inventory step-up charges

•	fiscal 2018 included $16.2 million of costs primarily integration and manufacturing related costs.
Selling, General and Administrative Expense (SGA)

($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs. 2018 % Change
CooperVision	$682.4	35%	$657.2	35%	4%
CooperSurgical	266.2	39%	259.3	40%	3%
Corporate	47.6	—	56.8	—	(16)%
	$996.2	38%	$973.3	38%	2%
CooperVision's SGA increased in fiscal 2019 compared to fiscal 2018 due to investments to support our long-term objectives, including increased headcount in SGA and higher distribution and selling expenses to support revenue growth. CooperVision's SGA in fiscal 2019 included $7.1 million of acquisition costs, integration costs and costs related to new product launches, including that of MiSight. CooperVision's SGA in fiscal 2018 included $8.7 million of integration and third-party consulting costs.
The increase in CooperSurgical's SGA in fiscal 2019 compared to fiscal 2018 was primarily due to higher PARAGARD advertising and marketing expenses. CooperSurgical's SGA in fiscal 2019, included $19.6 million of acquisition and integration expenses of acquired companies, as well as European Medical Devices Regulation costs. CooperSurgical's SGA in fiscal 2018 included $34.0 million of acquisition and integration expenses of acquired companies and exit costs for the carrier screening and NIPT product lines.
The decrease in Corporate SGA in fiscal 2019 compared to fiscal 2018 was primarily due to $6.2 million of compensation costs related to executives' retirements in fiscal 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expense (R&D)

($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs. 2018 % Change
CooperVision	$55.5	3%	$54.3	3%	2%
CooperSurgical	31.2	5%	30.5	5%	3%
	$86.7	3%	$84.8	3%	2%
CooperVision's R&D increase in fiscal 2019 compared to fiscal 2018 was mainly due to increased costs from clinical studies. As a percentage of sales, R&D expense remained flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
The increase in CooperSurgical's R&D in fiscal 2019 compared to fiscal 2018 was primarily due to acquisitions, increased investment and activities in developing new products and services and upgrades of existing products. As a percentage of sales, R&D expense remained flat. CooperSurgical's R&D activities include diagnostics, IVF product development, design and upgrade of surgical procedure devices.
Amortization Expense

($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs. 2018 % Change
CooperVision	$40.9	2%	$43.6	2%	(6)%
CooperSurgical	104.9	15%	103.1	16%	2%
	$145.8	5%	$146.7	6%	(1)%
CooperVision amortization expense decreased in fiscal 2019 compared to fiscal 2018 due to certain intangible assets becoming fully amortized.
CooperSurgical's amortization expense remained relatively flat.

Impairment of Intangible Assets
In the second quarter of fiscal 2018, CooperSurgical recognized an impairment charge of $24.4 million on the intangible assets acquired from Recombine Inc. In fiscal 2016, CooperSurgical acquired Recombine Inc., a clinical genetic testing company specializing in carrier screening. In connection with the impairment charge, on June 1, 2018, CooperSurgical announced the exit of the carrier screening and NIPT product lines. Both product lines were categorized in Fertility. Exit and restructuring charges which were substantially completed at the end of fiscal 2018, consisted primarily of compensation and benefits to terminated employees, which were approximately $10.0 million. The net loss from both product lines were not material to our consolidated results of operations.

Gain on Sale of an Intangible Asset

In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right to distribute Filshie Clip System in the United States for $21.0 million and recognized a gain of $19.0 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Income

($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs. 2018 % Change
CooperVision	$506.4	26%	$479.8	25%	6%
CooperSurgical	87.9	13%	(19.9)	(3)%	542%
Corporate	(47.6)	—	(56.8)	—	16%
	$546.7	21%	$403.1	16%	36%

CooperVision operating income remained relatively flat as a percentage of net sales but increased in absolute dollars in fiscal 2019 compared to fiscal 2018 primarily due to improved sales of higher margin products, including Biofinity, partially offset by the negative impact of foreign exchange rates.

CooperSurgical operating income increased in fiscal 2019 compared to fiscal 2018, due to an increase in sales of higher margin products, gain of $19.0 million on sale of an intangible asset, as discussed above, and recent acquisitions. CooperSurgical operating income in fiscal 2018 included $49.3 million of PARAGARD and LifeGlobal acquisitions inventory step-up charges and an intangible asset impairment charge of $24.4 million.

The decrease of Corporate operating loss in fiscal 2019 compared to fiscal 2018 was primarily due to higher compensation costs related to executives' retirements which impacted the prior year.

On a consolidated basis, operating income increased due to the factors above.

Interest Expense

($ in millions)	2019	% Net Sales	2018	% Net Sales	2019 vs. 2018 % Change
Interest expense	$68.0	3%	$82.7	3%	(18)%
Interest expense remained relatively flat as a percentage of net sales and decreased in absolute dollar, primarily due to lower average debt balances, partially offset by higher interest rates compared to prior year period. Fiscal 2019 interest expense included $0.8 million of write off of debt issuance costs on early repayment of the 2018 term loan. Fiscal 2018 interest expense included $2.5 million write off of debt issuance costs related to partial prepayments of the 2016 term loan and $1.7 million of Bridge Loan Facility fees that were incurred related to the PARAGARD acquisition.
Other Expense (Income), Net

($ in millions)	2019	2018
Foreign exchange loss	$2.2	$3.4
Other income, net	(0.9)	(14.9)
	$1.3	$(11.5)
Foreign exchange loss primarily resulted from the revaluation and settlement of foreign currencies-denominated balances.
Other income in fiscal 2018 is primarily from the realization of a Puerto Rico research and development credit of $14.2 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes

The Company’s effective tax rate (ETR) was 2.3%, 57.9%, and 5.3% for fiscal 2019, 2018 and 2017 respectively. The ETR in fiscal 2019 decreased in comparison to fiscal 2018 primarily due to the net charge related to the enactment of the 2017 Act which was recorded in fiscal 2018, tax benefits from audit settlements in fiscal 2019, and additional taxes in the United States from the inclusion of earnings from our foreign subsidiaries pursuant to the GILTI provisions that became effective in fiscal 2019. The ETR in fiscal 2018 increased in comparison to fiscal 2017 primarily due to the net charge related to the enactment of the 2017 Act which was partially offset by a shift in the geographic mix of income.

The ETR for 2019 was less than the U.S. federal statutory tax rate primarily due to a majority of our taxable income being earned in foreign jurisdictions with lower tax rates, discrete tax benefits from settling income tax audits, excess tax benefits from share-based compensation, and additional taxes in the United States from the inclusion of earnings from our foreign subsidiaries pursuant to the GILTI provisions. The ETR for 2018 was greater than the U.S. federal statutory tax rate primarily due to the tax expense related to the enactment of the 2017 Act. The ETR for 2017 was less than the U.S. federal statutory tax rate because a majority of our taxable income was earned in foreign jurisdictions with lower tax rates and excess tax benefits from share-based compensation. The ratio of domestic income to worldwide income significantly impacted our overall tax rate due to the fact that the tax rates in some of the foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States. The foreign jurisdictions with lower tax rates compared to the U.S. federal statutory tax rate that had the most significant impact on our provision for foreign income taxes in the fiscal years presented include the United Kingdom, Barbados and Puerto Rico. See Note 5. Income Taxes of the Consolidated Financial Statements for additional information.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, in December 2017, the SEC provided regulatory guidance for accounting of the 2017 Act referred to as Staff Accounting Bulletin (SAB) 118. Under the guidance in SAB 118, we recognized in fiscal 2018 a provisional amount of $214.6 million as a reasonable estimate of the impact of the provisions of the 2017 Act. As of January 31, 2019, we completed our accounting for the tax effects of the enactment of the 2017 Act and did not recognize any material adjustments to the provisional tax expense previously recorded.

Share-Based Compensation Plans

We grant various share-based compensation awards, including stock options, performance shares and restricted stock units. The share-based compensation and related income tax benefit recognized in the Consolidated Financial Statements in fiscal 2019 was $36.3 million and $5.1 million, respectively, compared to $43.2 million and $8.8 million, respectively, in fiscal 2018. As of October 31, 2019, there was $86.5 million of total unrecognized share-based compensation cost related to non-vested awards. See Note 8. Stock Plans of the Consolidated Financial Statements for additional information.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2019 would have increased by approximately $7.62. To determine the stock price volatility, management considers implied volatility from publicly-

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2019 would have increased by approximately $1.88.

As of October 31, 2019, the 2006 Long-Term Incentive Plan for Non-Employee Directors has expired and no shares remain available under this plan for future grants.

Retirement Income Plan Soft Freeze

On June 18, 2019 the Board of Directors of the Company approved a soft freeze of the Plan effective August 1, 2019. The Plan was closed to employees hired on or after August 1, 2019, including former participants or employees rehired on or after August 1, 2019 and employees hired in connection with a stock or asset acquisition, merger or other similar transaction on or after August 1, 2019. Existing employees already covered by the Plan, continue to accrue their benefits. There is no material impact on the Company's results of operations, financial position and cash flows for the fiscal 2019.

Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval of the Employee Stock Purchase Plan (ESPP). The first offering period is for U.S. employees and began on November 4, 2019. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. Payroll deductions will be limited to a maximum of 15% of the employee’s eligible compensation, not to exceed $21.3 thousand in any one calendar year. The ESPP would initially authorize the issuance of 1,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. At October 31, 2019, there were approximately 4.1 million shares of Treasury Stock.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2019 Highlights

•	Operating cash flow of $713.2 million up from $668.9 million in fiscal 2018

•	Expenditures for purchases of property, plant and equipment of $292.1 million up from $193.6 million in fiscal 2018

•	Cash payments for acquisitions and others of, $59.2 million compared to $1,323.9 million in fiscal 2018

•	Total debt, net of debt issuance cost, at $1.8 billion at the end of fiscal 2019 compared to $2.0 billion at the end of fiscal 2018
Comparative Statistics

Years Ended October 31, ($ in millions)	2019	2018
Cash and cash equivalents	$89.0	$77.7
Total assets	$6,274.5	$6,112.8
Working capital	$52.8	$554.4
Total debt	$1,826.3	$2,022.8
Stockholders’ equity	$3,628.5	$3,307.8
Ratio of debt to equity	0.50:1	0.61:1
Debt as a percentage of total capitalization	33%	38%
Working Capital
The decrease in working capital at October 31, 2019 from the end of fiscal 2018 was primarily due to:

•	increase in short-term debt $526.6 million, primarily from the $500 million 2019 Term Loan Agreement entered into on September 27, 2019

•	decrease of $37.5 million in prepaid expense and other current assets, primarily due to a $29.0 million refund from the U.K. Tax Authorities in the current year

•	increase in other current liabilities of $33.1 million due to timing of payments

•	increase in employee compensation and benefits of $10.7 million, partially offset by;

•	increase in cash $11.3 million

•	increase in accounts receivables $60.6 million from increased revenue

•	increase in inventories $38.1 million.
At October 31, 2019, our inventory months on hand were 6.4 compared to 6.3 at October 31, 2018. The $38.1 million increase in inventories was primarily due to increase in finished goods and raw materials to support demand and production levels.
Our days sales outstanding (DSO) was 56 days at October 31, 2019 compared to 53 days at October 31, 2018. The increase in DSO from October 31, 2018 to October 31, 2019 was primarily due to increased revenue and timing of collections.

We are no longer asserting that cash from our foreign operations are indefinitely reinvested which allows more flexibility in using cash from our foreign operations to fund future working capital in the United States.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Cash Flow

Cash provided by operating activities increased by $44.3 million from $668.9 million in fiscal 2018 to $713.2 million in fiscal 2019. This increase in cash flow provided by operating activities primarily consists of:

•
increase in net income of $326.8 million from a net income of $139.9 million in fiscal 2018 to $466.7 million in fiscal 2019; fiscal 2018 net income was unfavorably impacted by a $214.6 million tax expense charge related to the 2017 Act

•
$104.7 million increase in the net changes in prepayments and other assets primarily due to a $42.0 million payment to the U.K. Tax Authorities in the prior year period compared to a $29.0 million refund in the current year, partially offset by

•
$192.9 million decrease in the net changes in other long-term liabilities, primarily due to a decrease in the provisional tax liability for the mandatory deemed repatriation of deferred foreign earnings under the 2017 Act of $141.5 million in fiscal 2018

•	$50.4 million decrease of step-up charges related to inventory acquired mainly from PARAGARD in fiscal 2018

•	$48.1 million decrease in the net changes in accrued liabilities

•	$32.3 million decrease in the net changes in inventories, driven by acquisitions and higher raw materials to support production levels

•
decrease of $24.0 million in impairment of intangibles, from $24.4 million in fiscal 2018 to $0.4 million in fiscal 2019, primarily due to an impairment charge recognized by CooperSurgical on its exit from the carrier screening and NIPT product lines in fiscal 2018

•	increase of $19.0 million due to a gain on sale of an intangible asset, representing the sale by CooperSurgical of the Filshie Clip exclusive distribution right

•	$18.8 million decrease in the net changes in deferred taxes

•	$10.8 million decrease in the net changes in provision for doubtful accounts.
Investing Cash Flow

Cash used in investing activities decreased by $1,166.2 million to $351.3 million in fiscal 2019 from $1,517.5 million in fiscal 2018 due to:

•
decrease of $1,264.7 million in payments made for acquisitions in fiscal 2019 compared to the prior year period, largely due to the acquisition of PARAGARD at $1.1 billion in first quarter of fiscal 2018, partially offset by;

•	increase of $98.5 million in capital expenditures primarily used to invest in the expansion of our manufacturing capacity.
Financing Cash Flow

Cash provided by financing activities decreased by $1,195.8 million to $351.4 million cash outflow in fiscal 2019 compared to $844.4 million cash inflow in fiscal 2018, primarily due to:

•	$1,561.0 million decrease of net proceeds from long-term debt primarily due to additional debt taken on to fund the PARAGARD acquisition in fiscal 2018

•	$156.1 million was used for share repurchases in fiscal 2019 compared to nil in the fiscal 2018, partially offset by;

•	$511.7 million increase in short-term notes payable, primarily due to $500 million short term loan taken on September 27, 2019

•	$5.9 million increase in the net proceeds related to share-based compensation awards.

The 2019 Term Loan Agreement and the 2017 Term Loan Agreement contain customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ratio and Interest Coverage Ratio (each as defined in the 2019 Term Loan Agreement and the 2017 Term Loan Agreement, respectively), consistent with the 2016 Credit Agreement. As defined in the 2019 Term Loan Agreement, the 2017 Term Loan Agreement and the 2016 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At October 31, 2019, we were in compliance with the Interest Coverage Ratio at 13.82 to 1.00 and the Total Leverage Ratio at 1.85 to 1.00.
At October 31, 2019, we had $500.0 million outstanding under the 2019 Term Loan Agreement, $1.0 billion outstanding under the 2017 Term Loan Agreement, $264.0 million outstanding under the 2016 Revolving Credit Facility and $734.8 million available under the 2016 Revolving Credit Facility.

At October 31, 2019, we had $89.0 million in cash and cash equivalents, predominantly outside the United States.
Share Repurchases
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time.
In the fourth quarter of fiscal 2019, we repurchased 512 thousand shares of the Company's common stock for $150.0 million, at an average purchase price of $292.7 per share. During the fiscal year ended October 31, 2019, we repurchased 537 thousand shares of our common stock for $156.1 million under the 2012 Share Repurchase Program. During the fiscal year ended October 31, 2018, we did not repurchase any shares. At October 31, 2019, $407.4 million remained authorized for repurchase under the program.
OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2019, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2020	2021 & 2022	2023 & 2024	2025 & Beyond
Contractual obligations:
Long-term debt	$1,264.2	$—	$264.2	$1,000.0	$—
Interest payments	112.5	47.8	64.6	0.1	—
Operating leases	332.2	38.4	65.9	54.3	173.6
Transition tax on unremitted foreign earnings and profits (1)	135.8	11.8	23.6	23.6	76.8
Purchase obligation (2)	96.0	83.7	11.8	0.5	—
Defined benefit plan (3)	118.3	8.7	20.0	22.9	66.7
Total contractual obligations	2,059.0	190.4	450.1	1,101.4	317.1
Commercial commitments:
Stand-by letters of credit	4.8	4.8	—	—	—
Total	$2,063.8	$195.2	$450.1	$1,101.4	$317.1

(1) As of October 31, 2019, we had recorded $135.8 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the 2017 Act, which will be payable in seven annual installments. The installment for 2020 is classified as a current income tax payable on our consolidated balance sheet.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The expected future benefit payments for pension plans through 2028 are disclosed in Note 9. Employee Benefits of the Consolidated Financial Statements.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, about $49.7 million of our long-term income taxes payable have been excluded from the table above. However, other long-term liabilities, included in our consolidated balance sheet, include these uncertain tax positions. See Note 6. Income Taxes of the Consolidated Financial Statements for additional information.

(2) Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and includes obligations for inventory, capital expenditures, information technology and other operating expense commitments.

(3) See Note 9, "Employee Benefits" for more information.

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

•
Revenue recognition - We recognize revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers and/or when services are rendered. Our payment terms are typically between 30 to 120 days. Provisions for certain rebates, sales incentives, volume discounts, contractual pricing allowances and product returns are accounted for as variable consideration and recorded as a reduction in sales. See Note 1 to the Consolidated Financial Statements for the Accounting Standards Update related to revenue, which was adopted in 2019.

Product discounts, including certain rebates, sales incentives, and volume discounts are granted based on terms of the arrangement with direct distribution customers and at times the indirect end consumer. We evaluate contractual terms, historical experience, and perform internal analysis to estimate total product discounts at the time revenue is recognized. Our PARAGARD program is subject to Medicaid rebates, which are estimated at the time of sale based upon the difference between current retail pricing and contractual Medicaid pricing and an estimate of the number of units that will be sold to Medicaid patients, which is informed by historical trends of claim history.
Sales returns are estimated and recorded based on historical sales return data. Promotional programs, such as cooperative advertising arrangements, are recorded in the same period as related sales. Reasonably likely changes to assumptions used to calculate the accruals for rebates, sales incentives, volume discounts, contractual pricing allowances and product returns are not anticipated to have a material effect on the financial statements. We currently disclose the impact of changes to assumptions in the quarterly or annual filing in which there is a material financial statement impact.

•
Valuation of goodwill - Effective April 30, 2019, there was a change in the reporting units as a result of realignment in the internal reporting structure of the business around markets and customers at CooperSurgical. As such, Cooper Surgical has evolved into two reporting units, namely, Office/Surgical and Fertility, which reflects management oversight of operations. The change in reporting units did not result in a change in operating segments. We allocated CooperSurgical's goodwill based on relative fair values utilizing the discounted cash flow method and guideline public company method as our allocation base. The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, and operating margins, which were based upon the Company’s strategic plan. The allocated fair values exceeded the carrying values for each of the three reporting units

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

as of April 30, 2019. Our reporting units are CooperVision, Office/Surgical and Fertility reflecting the current way we manage our business.
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

•
Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair values as defined by accounting standards related to fair value measurements. Key assumptions routinely utilized in allocation of purchase price to intangible assets include projected financial information such as revenue projections for companies acquired. As of the acquisition date, goodwill is measured as the excess of consideration given, over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

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

We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed that we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trademarks

Aquaform®, Avaira®, Avaira Vitality®, Biofinity®, MyDay®, MiSight®, ActiveControl® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ and FIPS™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. PARAGARD® is a registered trademark of CooperSurgical, Inc.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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
We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro and Japanese yen denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. During fiscal 2019, there were no hedging transactions. At October 31, 2019, a uniform hypothetical 5% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease in approximately $34.1 million in operating income for the fiscal year ended October 31, 2019. For additional information, see Item 1A. Risk Factors - "Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.” and See Note 1. Accounting Policies of the Consolidated Financial Statements for additional information.
We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and LIBOR. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. As of October 31, 2019, we did not have any derivative assets or liabilities, including no interest rate swaps, cross currency swaps or foreign currency forward contracts.
On November 1, 2018, we entered into a 364-day, $400.0 million, senior unsecured term loan agreement by and among us, the lenders party thereto and PNC Bank, National Association, as administrative agent which was scheduled to mature on October 31, 2019 (the 2018 Term Loan Agreement). We used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility.
On September 27, 2019, we extended the maturity of the 2018 Term Loan Agreement to September 25, 2020 and increased the amount to $500.0 million (as so amended, the 2019 Term Loan Agreement). We used the additional funds to partially repay outstanding borrowings under the 2017 Term Loan Agreement. At October 31, 2019, we had $500.0 million outstanding under the 2019 Term Loan Agreement.
On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a five-year, $1.425 billion, senior unsecured term loan agreement (the 2017 Term Loan Agreement) by and among us,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent which matures on November 1, 2022. We used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement. At October 31, 2019, we had $1.0 billion outstanding under the 2017 Term Loan Agreement.
On March 1, 2016, we entered into a syndicated Revolving Credit and Term Loan Agreement (the 2016 Credit Agreement) with KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in the aggregate principal amount of $830.0 million (the 2016 Term Loan Facility). The 2016 Credit Agreement replaced our previous credit agreement and funds from the 2016 Term Loan Facility were used to repay the outstanding amounts under the previous credit agreement, to partially repay our other outstanding term loans and for general corporate purposes. At October 31, 2019, we had no outstanding balance under the 2016 Term Loan Facility and $264.0 million outstanding under the 2016 Revolving Credit Facility. $734.8 million was available under the 2016 Revolving Credit Facility. The 2016 Term Loan Facility was repaid using funds borrowed under the 2017 Term Loan Agreement. The 2016 Revolving Credit Facility will mature on March 1, 2021.
See Note 4. Debt of the Consolidated Financial Statements for additional information.

October 31, (In millions)	2019	2018
Short-term debt	$563.7	$37.1
Long-term debt	1,264.2	1,989.2
Less: unamortized debt issuance cost	(1.6)	(3.5)
Total	$1,826.3	$2,022.8
At October 31, 2019, the scheduled maturities of our variable rate long-term debt obligations, their weighted average interest rates:

Expected Maturity Date Fiscal Year ($ in millions)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Long-term debt:
Variable interest rate	$—	$264.2	$—	$1,000.0	$—	$—	$1,264.2	$1,264.2
Average interest rate	—	3.2%	—	3.2%	—	—

As the table incorporates only those exposures that existed as of October 31, 2019, it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As of October 31, 2019, we had no outstanding interest rate swaps. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by approximately $19.6 million based on average debt outstanding for fiscal 2019. For further information about our debt, see Item 1A. Risk Factors - “We are vulnerable to interest rate risk with respect to our debt.” and Note 1. Accounting Policies and Note 4. Debt of the Consolidated Financial Statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Cooper Companies, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2019 and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of Gross Unrecognized Tax Benefits
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company has recorded a liability for gross unrecognized tax benefits, excluding associated interest and penalties, of $49.7 million as of October 31, 2019. Unrecognized tax benefits are recorded when there is a greater than 50% likelihood that a position taken on the Company’s tax returns would not be sustained upon examination by the relevant taxing authority, based solely on the technical merits of the tax position.
We identified the assessment of gross unrecognized tax benefits as a critical audit matter. Evaluating the Company’s interpretation of tax law and its identification and estimate of uncertain tax positions, including transfer pricing related to its international operations, required complex auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s gross unrecognized tax benefit process, including controls related to the interpretation of tax law, identification of unrecognized tax benefits, and measurement of related liabilities. We involved tax and valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s tax planning strategies and its interpretation and application of tax laws,

•
assessing transfer pricing studies for transactions between subsidiaries of the Company for compliance with applicable laws and regulations and evaluating the transfer prices based on observations for comparable companies that perform similar functions, and

•	inspecting correspondence and settlements from taxing authorities and analyzing the expiration of statutes of limitations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

/s/ KPMG LLP
We have served as the Company’s auditor since 1982.
San Francisco, California
December 20, 2019

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In millions, except for earnings per share)	2019	2018	2017
Net sales	$2,653.4	$2,532.8	$2,139.0
Cost of sales	896.6	900.5	773.2
Gross profit	1,756.8	1,632.3	1,365.8
Selling, general and administrative expense	996.2	973.3	799.1
Research and development expense	86.7	84.8	69.2
Amortization of intangibles	145.8	146.7	68.4
Impairment of intangibles	0.4	24.4	—
Gain on sale of an intangible (Note 3)	(19.0)	—	—
Operating income	546.7	403.1	429.1
Interest expense	68.0	82.7	33.4
Other expense (income), net	1.3	(11.5)	1.7
Income before income taxes	477.4	331.9	394.0
Provision for income taxes (Note 5)	10.7	192.0	21.1
Net income	466.7	139.9	372.9
Net income attributable to Cooper stockholders	$466.7	$139.9	$372.9
Earnings per share - basic (Note 6)	$9.44	$2.85	$7.63
Earnings per share - diluted (Note 6)	$9.33	$2.81	$7.52
Number of shares used to compute earnings per share:
Basic	49.4	49.1	48.9
Diluted	50.0	49.7	49.6
See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended October 31, (In millions)	2019	2018	2017
Net income	$466.7	$139.9	$372.9
Other comprehensive income (loss):
Foreign currency translation adjustment	9.0	(58.5)	107.7
Change in minimum pension liability, net of tax (benefit) provision of $(8.0), $3.1 and $4.2, respectively	(25.4)	7.9	6.6
Other comprehensive (loss) income	(16.4)	(50.6)	114.3
Comprehensive income	450.3	89.3	487.2
Comprehensive income attributable to Cooper stockholders	$450.3	$89.3	$487.2

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In millions)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$89.0	$77.7
Trade accounts receivable, net of allowance for doubtful accounts of $16.4 at October 31, 2019 and $19.0 at October 31, 2018	435.3	374.7
Inventories	506.9	468.8
Prepaid expense and other current assets	132.2	169.7
Total current assets	1,163.4	1,090.9
Property, plant and equipment, at cost	2,193.9	1,930.3
Less: accumulated depreciation and amortization	1,061.8	954.3
	1,132.1	976.0
Goodwill (Note 3)	2,428.9	2,392.1
Other intangibles, net (Note 3)	1,405.3	1,521.3
Deferred tax assets	78.0	58.4
Other assets	66.8	74.1
	$6,274.5	$6,112.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 4)	$563.7	$37.1
Accounts payable	150.1	146.4
Employee compensation and benefits	104.7	94.0
Other current liabilities	292.1	259.0
Total current liabilities	1,110.6	536.5
Long-term debt (Note 4)	1,262.6	1,985.7
Deferred tax liabilities	28.0	31.0
Long-term tax payable	124.8	141.5
Accrued pension liability and other	119.9	110.3
Total liabilities	2,645.9	2,805.0
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 53.2 at October 31, 2019 and 52.8 at October 31, 2018	5.3	5.3
Additional paid-in capital	1,615.0	1,572.1
Accumulated other comprehensive loss	(447.1)	(430.7)
Retained earnings	3,026.4	2,576.0
Treasury stock at cost: 4.1 shares at October 31, 2019 and 3.6 shares at October 31, 2018	(571.2)	(415.1)
Total Cooper stockholders' equity	3,628.4	3,307.6
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 7)	3,628.6	3,307.8
	$6,274.5	$6,112.8

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at October 31, 2016	48.8	$4.9	3.3	$0.3	$1,494.0	$(489.6)	$2,046.3	$(360.1)	$0.1	$2,695.9
Net income attributable to Cooper stockholders	—	—	—	—	—	—	372.9	—	—	372.9
Other comprehensive income, net of tax	—	—	—	—	—	114.3	—	—	—	114.3
Issuance of common stock for stock plans	0.3	—	—	—	(5.3)	—	—	—	—	(5.3)
Treasury stock repurchase	(0.3)	—	0.3	—	—	—	—	(55.0)	—	(55.0)
Dividends on common stock	—	—	—	—	—	—	(2.9)	—	—	(2.9)
Share-based compensation expense	—	—	—	—	38.2	—	—	—	—	38.2
ASU2016-09 adoption	—	—	—	—	(0.2)	—	17.9	—	—	17.7
Balance at October 31, 2017	48.8	$4.9	3.6	$0.3	$1,526.7	$(375.3)	$2,434.2	$(415.1)	$0.1	$3,175.8
Net income attributable to Cooper stockholders	—	—	—	—	—	—	139.9	—	—	139.9
Other comprehensive loss, net of tax	—	—	—	—	—	(50.6)	—	—	—	(50.6)
Issuance of common stock for stock plans	0.4	0.1	—	—	1.7	—	—	—	—	1.8
Dividends on common stock	—	—	—	—	—	—	(2.9)	—	—	(2.9)
Share-based compensation expense	—	—	—	—	43.7	—	—	—	—	43.7
ASU2018-02 adoption	—	—	—	—	—	(4.8)	4.8	—	—	—
Noncontrolling interests	—	—	—	—	—	—	—	—	0.1	0.1
Balance at October 31, 2018	49.2	$5.0	3.6	$0.3	$1,572.1	$(430.7)	$2,576.0	$(415.1)	$0.2	$3,307.8
Net income attributable to Cooper stockholders	—	—	—	—	—	—	466.7	—	—	466.7
Other comprehensive loss, net of tax	—	—	—	—	—	(16.4)	—	—	—	(16.4)
Issuance of common stock for stock plans	0.4	—	—	—	7.8	—	—	—	—	7.8
Treasury stock repurchase	(0.5)	(0.1)	0.5	0.1	—	—	—	(156.1)	—	(156.1)
Dividends on common stock	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	35.1	—	—	—	—	35.1
ASU2016-16 adoption	—	—	—	—	—	—	(13.3)	—	—	(13.3)
Balance at October 31, 2019	49.1	$4.9	4.1	$0.4	$1,615.0	$(447.1)	$3,026.4	$(571.2)	$0.2	$3,628.6

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In millions)	2019	2018		2017
Cash flows from operating activities:
Net income	$466.7	$139.9		$372.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280.8	275.1		188.4
Impairment of intangibles	0.4	24.4		—
Gain on sale of an intangible (Note 3)	(19.0)	—		—
Share-based compensation expense	35.1	43.2		37.2
Inventory step-up release	0.1	50.5		—
Loss on disposal of property, plant and equipment	7.7	5.1		6.1
Deferred income taxes	(15.9)	2.9		(7.1)
Provision for doubtful accounts	(2.6)	8.2		2.3
Change in assets and liabilities:
Accounts receivable	(55.6)	(59.5)		(25.1)
Inventories	(37.3)	(5.0)		(30.9)
Other assets	39.8	(64.9)		(13.8)
Accounts payable	3.6	2.9		25.0
Accrued liabilities	33.1	81.2		18.9
Accrued income taxes	8.7	4.4		9.9
Other long-term liabilities	(32.4)	160.5		9.8
Net cash provided by operating activities	713.2	668.9		593.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(292.1)	(193.6)	—	(127.2)
Acquisitions of businesses and assets, net of cash acquired, and other	(59.2)	(1,323.9)	—	(254.1)
Net cash used in investing activities	(351.3)	(1,517.5)		(381.3)
Cash flows from financing activities:
Proceeds from long-term debt	1,136.8	2,748.1		1,413.8
Repayments of long-term debt	(1,861.8)	(1,912.1)		(1,364.6)
Net proceeds from (repayments of) short-term debt	525.3	13.6		(211.7)
Repurchase of common stock	(156.1)	—		(55.0)
Proceeds related to share-based compensation awards	29.9	22.3	—	10.7
Payments related to share-based compensation awards	(22.1)	(20.5)		(16.0)
Dividends on common stock	(3.0)	(2.9)		(2.9)
Debt acquisition costs	(0.4)	(3.9)		—
Payment of contingent consideration	—	(0.2)		(4.3)
Proceeds from construction allowance	—	—		2.1
Net cash (used in) provided by financing activities	(351.4)	844.4		(227.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.2)	(4.4)		3.6
Net increase (decrease) in cash, cash equivalents and restricted cash	9.3	(8.6)		(12.0)
Cash, cash equivalents and restricted cash at beginning of year	80.2	88.8		100.8
Cash, cash equivalents and restricted cash at end of year	$89.5	$80.2		$88.8
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$75.3	$82.1		$31.3
Income taxes	$39.2	$18.8		$15.6
Reconciliation of cash flow information:
Cash and cash equivalents	$89.0	$77.7		$88.8
Restricted cash included in other current assets	$0.5	$2.5		$—
Total cash, cash equivalents, and restricted cash	$89.5	$80.2		$88.8

See accompanying notes to consolidated financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Accounting Policies
General
The Cooper Companies, Inc. (Cooper, we or the Company) is a global medical device company publicly traded on the NYSE (NYSE:COO). Cooper operates through two business units, CooperVision and CooperSurgical.

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
Net Sales

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

Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the Customer. When the Company performs shipping and handling activities after the transfer of control to the Customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company does not have any revenue recognized on payment expected to be received more than one year after the transfer of control of the products. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. See Note 12. Business Segment Information, for disaggregation of revenue.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Trade Discounts and Allowances

The Company generally provides Customers with discounts, which include incentive fees that are stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from certain Customers. To the extent the services received are distinct from the Company’s sale of products to the Customer and have readily determinable fair value, these payments are classified in selling, general and administrative expenses in our Consolidated Statements of Income.

Product Returns

Consistent with industry practice, the Company generally offers Customers a limited right of return for a product that has been purchased from the Company. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of our influence. However, we have significant experience in estimating the amount of refunds, based primarily on historical data. Our refund liability for product returns was $11.6 million at October 31, 2019 which is included in Accrued Liabilities on our Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers.

Rebates and Chargebacks

Rebates are estimated based on contractual terms, historical experience, customer mix, trend analysis and projected market conditions in the various markets served.

Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

•
Valuation of goodwill -     Effective April 30, 2019, there was a change in the reporting units as a result of realignment in the internal reporting structure of the business around markets and customers at CooperSurgical. As such, Cooper Surgical has evolved into two reporting units, namely, Office/Surgical and Fertility, which reflects management oversight of operations. The change in reporting units did not result in a change in operating segments. We allocated CooperSurgical's goodwill based on relative fair values utilizing the discounted cash flow method and guideline public company method as our allocation base. The key assumptions and estimates for the market and income approaches used to determine fair value of the reporting units included market data and market multiples, discount rates and terminal growth rates, as well as future levels of revenue growth, and operating margins, which were based upon the Company’s strategic plan. The allocated fair values exceeded the carrying values for each of the three reporting units as of April 30, 2019. Our reporting units are CooperVision, Office/Surgical and Fertility reflecting the current way we manage our business.

We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards. We performed our annual impairment test in our third quarter of fiscal 2019 and 2018, and our analysis indicated that we had no impairment of goodwill in our reporting units.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

•
Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair values as defined by accounting standards related to fair value measurements. Key assumptions routinely utilized in allocation of purchase price to intangible assets include projected financial information such as revenue projections for companies acquired. As of the acquisition date, goodwill is measured as the excess of consideration given, over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

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

We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed that we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.

•
Share-Based Compensation - We grant various share-based compensation awards, including stock options, performance unit shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Accounting Pronouncements Recently Adopted

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections and in July 2018, the FASB issued ASU 2018-09, Codification Improvements. The ASU clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. The Company adopted this guidance during fiscal 2019, and it did not have a material impact on the Company’s reported consolidated financial results.

In August 2018, the FASB issued ASU 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The Company adopted the standard, prospectively, in the fourth quarter of fiscal 2019, resulting in the capitalization of $4.1 million in implementation costs related to the Company's cloud computing arrangements that are service contracts.

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

We adopted ASU 2014-09 on November 1, 2018, using the modified retrospective transition method. We did not recognize any cumulative effect of initially applying the new revenue standard as an adjustment to our opening balance of retained earnings due to its immaterial impact. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. There was no material impact of ASU 2014-09 to our financial statements during fiscal 2019. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

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
Accounting Pronouncements Issued Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 , “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” ,  ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses” and ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning November 01, 2020. Early adoption is permitted. We are currently evaluating the impact of Topic 326 on our consolidated financial statements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The Company adopted this standard using the optional transition method and will record a cumulative-effect adjustment to the Company's Consolidated Balance Sheet as of November 1, 2019. The Company has implemented changes to certain business processes, systems and internal controls to support adoption of the new standard and the related disclosure requirements, including the implementation of a third-party leasing software solution. We will elect the package of transition expedients, which allows the Company to keep our existing lease classifications and not reassess whether any existing contracts as of the date of adoption are, or contain leases, and not reassess initial direct cost. In addition, we will elect to the practical expedients to combine lease and non-lease components for our real estate leases and to allow for leases with an initial term of 12 months or less to recognize the associated lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term. Based on the Company’s evaluation of this standard, the Company expects the adoption to result in recognition of right-of-use assets of approximately $263.1 million and lease liabilities of approximately $271.9 million on the Consolidated Balance Sheets with an immaterial impact to its Consolidated Statements of Income and Cash Flows. The Company will continue to disclose comparative reporting periods prior to November 1, 2019 under the previous accounting guidance, ASC 840.

Consolidation

The financial statements in this report include the accounts of all of Cooper's consolidated entities. All significant intercompany transactions and balances are eliminated on consolidation.

Foreign Currency Translation

Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into United States dollars at year-end exchange rates. We translate income and expense accounts at average rates for each month. We record gains and losses from the translation of financial statements in foreign currencies into United States dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other expense and income a net foreign exchange loss of $2.2 million for fiscal 2019, $3.4 million for fiscal 2018 and $1.4 million for fiscal 2017.

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

Inventories

October 31, (In millions)	2019	2018
Raw materials	$131.4	$112.5
Work-in-process	13.3	12.6
Finished goods	362.2	343.7
	$506.9	$468.8
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Property, Plant and Equipment

October 31, (In millions)	2019	2018
Land and improvements	$19.9	$18.3
Buildings and improvements	330.9	305.0
Machinery and equipment	1,582.3	1,420.7
Construction in progress	260.8	186.3
Property, plant and equipment, at cost	$2,193.9	$1,930.3
Less: Accumulated depreciation	1,061.8	954.3
	$1,132.1	$976.0

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

We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had capitalized interest included in construction in progress of $6.1 million and $3.9 million for the years ended October 31, 2019 and 2018, respectively.

Earnings Per Share

We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method.

Treasury Stock

We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2019 and 2018, the number of shares in treasury was approximately 4.1 million and 3.6 million, respectively. The Company purchased 537 thousand shares during the year ended October 31, 2019 and no shares during the year ended October 31, 2018. See Note 7. Stockholders' Equity for additional information on the share repurchase program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2. Acquisitions
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during fiscal 2019, 2018 and 2017:

(In millions)	2019	2018	2017
Technology	$12.3	$—	$71.7
Customer relationships	7.5	23.5	43.1
Trademarks	10.2	100.0	7.1
Composite intangible asset	—	1,061.9	—
Other	0.1	4.2	—
Total identifiable intangible assets	$30.1	$1,189.6	$121.9
Goodwill	29.8	70.6	123.1
Net tangible assets (liabilities)	7.3	59.6	(4.8)
Total purchase price	$67.2	$1,319.8	$240.2

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
Fiscal Year 2019
Purchase price allocation for the acquisitions in fiscal year 2019 are completed.

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
Fiscal Year 2018

PARAGARD
On November 1, 2017, CooperSurgical acquired the assets of the PARAGARD Intrauterine System (IUS) business (PARAGARD) from Teva Pharmaceuticals Industries Limited for $1.1 billion.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Note 3. Intangible Assets
Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2017	$1,735.7	$619.1	$2,354.8
Net additions during the year ended October 31, 2018	36.8	34.4	71.2
Translation	(29.6)	(4.3)	(33.9)
Balance at October 31, 2018	$1,742.9	$649.2	$2,392.1
Net additions during the year ended October 31, 2019	14.1	22.0	36.1
Translation	8.4	(7.7)	0.7
Balance at October 31, 2019	$1,765.4	$663.5	$2,428.9

Of the October 31, 2019 goodwill balance, $146.8 million for CooperSurgical and $29.2 million for CooperVision is expected to be deductible for tax purposes. Of the October 31, 2018 goodwill balance, $247.1 million for CooperSurgical and $51.8 million for CooperVision was expected to be deductible for tax purposes.

Other Intangible Assets

	October 31, 2019		October 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization & Translation	Gross Carrying Amount (1)	Accumulated Amortization & Translation (1)	Weighted Average Amortization Period (In years)
Intangible assets with definite lives:
Trademarks	$148.5	$27.3	$138.1	$16.9	14
Composite intangible asset	1,061.9	141.6	1,061.9	70.8	15
Technology	399.9	221.2	387.2	190.7	11
Customer relationships	357.6	194.0	350.0	168.6	13
License and distribution rights and other (2)	27.9	15.3	74.9	52.7	11
	1,995.8	$599.4	2,012.1	$499.7	14
Less: accumulated amortization and translation	599.4		499.7
Intangible assets with definitive lives, net	$1,396.4		$1,512.4

Intangible assets with indefinite lives, net (3)	8.9		8.9

Total other intangible assets, net	$1,405.3		$1,521.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) In the second quarter of fiscal 2018, CooperSurgical recognized an impairment charge of $24.4 million upon the intangible assets on the exit of the carrier screening and non-invasive prenatal testing (NIPT) product lines acquired from Recombine Inc. in fiscal 2016. The intangible assets impaired consisted of Technology, Trademark and Customer relationships.
(2) In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right to distribute Filshie Clip System in the U.S. for $21.0 million and recognized a gain of $19.0 million. In the third quarter of fiscal 2019, CooperVision removed $37.3 million of fully amortized non-compete agreements.
(3) Intangible assets with indefinite lives include trademark and technology intangible assets.
Balances include foreign currency translation adjustments.
As of October 31, 2019, the estimation of amortization expenses for intangible assets with definite lives is as follows:

Fiscal years:	(In millions)
2020	$135.8
2021	134.5
2022	132.7
2023	130.4
Thereafter	863.0
Total remaining amortization for intangible assets with definite lives	$1,396.4
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
If the carrying value of a definite-lived or indefinite-lived intangible asset is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The Company performs impairment tests using an income approach, more specifically a relief from royalty method. In the development of the forecasted cash flows, the Company applies significant management judgment to determine key assumptions, including revenue growth and operating margin growth, royalty rates and discount rates assumptions. Revenue and operating margin growth assumptions are based on historical trends and management’s expectations for future growth. Royalty rates used are consistent with those assumed for the original purchase accounting valuation. The discount rates were based on a weighted-average cost of capital utilizing industry market data of similar companies, in addition to estimated returns on the assets utilized in the operations of the applicable reporting unit, including net working capital, fixed assets and intangible assets. Other assumptions are consistent with those applied to goodwill impairment testing. The Company did not recognize any material definite-lived or indefinite-lived intangible asset impairment charges during fiscal 2019.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4. Debt

October 31, (In millions)	2019	2018
Overdraft and other credit facilities	$63.7	$37.1
Term loans	500.0	—
Short-term Debt	$563.7	$37.1

Revolving credit	$264.0	$439.0
Term loans	1,000.0	1,550.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(1.6)	(3.5)
Long-term Debt	$1,262.6	$1,985.7
Total Debt	$1,826.3	$2,022.8

Fiscal year maturities of long-term debt as of October 31, 2019, are as follows:

Year (In millions)
2020	$—
2021	$264.2
2022	$—
2023	$1,000.0
2024	$—

$400 million Term Loan on November 1, 2018 and $500 million Term Loan on September 27, 2019

On November 1, 2018, the Company entered into a 364-day, $400.0 million, senior unsecured term loan agreement (the 2018 Term Loan Agreement) by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which was scheduled to mature on October 31, 2019. The Company used the funds to partially repay outstanding borrowings under the 2016 Revolving Credit Facility (as defined below).

On September 27, 2019, the Company amended the 2018 Term Loan Agreement to establish a new 364-day senior unsecured term loan (the 2019 Term Loan Agreement) with the same parties as the 2018 Term Loan Agreement. The 2019 Term Loan Agreement modifies certain provisions of the 2018 Term Loan Agreement which, among other things, extends the maturity date to September 25, 2020 and increases the aggregate principal amount of the term loan facility from an original amount of $400 million to $500 million. The Company used the additional funds to partially repay outstanding borrowings under the 2017 Term Loan Agreement. At October 31, 2019, the Company had $500.0 million outstanding under the 2019 Term Loan Agreement.
Amounts outstanding under the 2019 Term Loan Agreement will bear interest, at the Company's option, at either the base rate, or the adjusted LIBOR (each as defined in the 2019 Term Loan Agreement), plus, in each case, an applicable rate of 0.00% in respect of base rate loans and 0.60% in respect of adjusted LIBOR loans. The weighted average interest rate for the fiscal year ended October 31, 2019 was 2.95%.

The 2019 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2019 Term Loan Agreement) consistent with the 2016 Credit Agreement discussed below.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$1.425 billion Term Loan on November 1, 2017
On November 1, 2017, in connection with the PARAGARD acquisition, the Company entered into a five-year, $1.425 billion, senior unsecured term loan agreement (the 2017 Term Loan Agreement) by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent which matures on November 1, 2022. The Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement.
Amounts outstanding under the 2017 Term Loan Agreement will bear interest, at our option, at either the base rate, or the adjusted LIBOR (each as defined in the 2017 Term Loan Agreement), plus, in each case, an applicable rate of, between 0.00% and 0.75% in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted LIBOR loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio as defined in the 2017 Term Loan Agreement.
The 2017 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2017 Term Loan Agreement) consistent with the 2016 Credit Agreement discussed below. At October 31, 2019, the Company had $1.0 billion outstanding under the 2017 Term Loan Agreement. The interest rate on the 2017 Term Loan was 3.16% at October 31, 2019.
Revolving Credit and Term Loan Agreement on March 1, 2016
On March 1, 2016, the Company entered into a Revolving Credit and Term Loan Agreement (the 2016 Credit Agreement), among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multicurrency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in an aggregate principal amount of $830.0 million (the 2016 Term Loan Facility), each of which, unless terminated earlier, mature on March 1, 2021. In addition, the Company has the ability from time to time to request an increase to the size of the 2016 Revolving Credit Facility or establish one or more new term loans under the 2016 Term Loan Facility in an aggregate amount up to $750.0 million, subject to the discretionary participation of the lenders.
Amounts outstanding under the 2016 Credit Agreement will bear interest, at our option, at either the base rate, or the adjusted LIBOR or adjusted foreign currency rate (each as defined in the 2016 Credit Agreement), plus, in each case, an applicable rate of between 0.00% and 0.75%, in respect of base rate loans and between 1.00% and 1.75% in respect of adjusted LIBOR or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the 2016 Credit Agreement.
The Company pays an annual commitment fee that ranges from 0.125% to 0.25% of the unused portion of the 2016 Revolving Credit Facility depending on certain financial ratios. In addition to the annual commitment fee described above, the Company is also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the 2016 Credit Agreement.
At October 31, 2019, the Company had no outstanding balance under the 2016 Term Loan Facility and $264.0 million outstanding under the 2016 Revolving Credit Facility. $734.8 million was available under the 2016 Revolving Credit Facility.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At October 31, 2019, the Company was in compliance with the Interest Coverage Ratio at 13.82 to 1.00 and the Total Leverage Ratio at 1.85 to 1.00 for 2019 Term Loan Agreement, 2017 Term Loan Agreement, and 2016 Credit Agreement.

European Credit Facilities

The Company maintains European credit facilities in the form of continuing and unconditional guarantees. The aggregate facility limit was $34.6 million and $35.4 million at October 31, 2019 and 2018, respectively. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2019, $11.5 million of the facilities were utilized. The weighted average interest rate on the outstanding balances was 1.0%.

Asian Pacific Credit Facilities

The Company maintains Yen-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $69.3 million and $53.2 million at October 31, 2019 and 2018, respectively. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate or TIBOR plus a fixed spread. At October 31, 2019, $46.3 million of the combined facilities were utilized. The weighted average interest rate on the outstanding balances was 0.4%.
The Company maintains credit facilities for certain of our Asia Pacific subsidiaries. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $10.8 million and $10.9 million at October 31, 2019 and 2018, respectively. The Company will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread across all subsidiaries covered under each guaranty. At October 31, 2019,
$1.2 million of the facilities were utilized. The weighted average interest rate on the outstanding balances was 4.0%.

Letters of Credit

The Company maintain letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on certain debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2019 and October 31, 2018 was $4.8 million and $4.7 million, respectively.

Note 5. Income Taxes

Recent Tax Legislation

The 2017 Act was enacted into law on December 22, 2017, and significantly changes existing U.S. tax law. The 2017 Act adopts a territorial tax system, imposes a mandatory one-time transition tax on earnings of foreign subsidiaries that were previously indefinitely reinvested, and reduces the U.S. federal statutory tax rate from 35% to 21%. For fiscal 2019 the Company utilized the enacted U.S. federal statutory tax rate of 21%.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The 2017 Act was effective in the first quarter of fiscal 2018. As of January 31, 2019, we completed our accounting for the tax effects of the enactment of the 2017 Act and did not recognize any material adjustments to the provisional tax expense previously recorded.

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

The 2017 Act limits the future deductions relating to interest expense and certain executive compensation. These provisions are generally effective for the Company in 2019. Pursuant to transition rules provided in the 2017 Act, companies will be allowed tax deductions for performance-based plans in existence on or before November 2, 2017, if not materially modified after that date. We have completed our analysis of the executive compensation relating to plans in existence on or before November 2, 2017 and concluded that substantially all of those plans will meet the grandfather provisions and be fully deductible.

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

On December 20, 2017, the U.K. Tax Authorities issued a DPT charging notice of approximately GBP 31.0 million with respect to the transfer out of the United Kingdom of certain intellectual property rights in connection with the 2014 acquisition of Sauflon Pharmaceutical Ltd. Although taxes were paid on the transfer, the U.K. Tax Authorities challenged the value assigned to such property. We subsequently settled on an additional value of US$116.0 million as a transfer pricing adjustment and on January 17, 2019, the U.K. Tax Authorities issued an amending notice to bring the DPT charge down to zero.  On January 29, 2019, we received a termination letter closing the DPT review. On February 26, 2019, the Company received a refund of approximately GBP 22.1 million (USD 29.0 million) from the GBP 31.0 million (USD 42.0 million) payment made on January 19, 2018 to the U.K. Tax Authorities.

Effective Tax Rate

The Company’s effective tax rate (ETR) was 2.3%, 57.9% and 5.3% for fiscal 2019, 2018 and 2017, respectively. The ETR in fiscal 2019 decreased in comparison to fiscal 2018 primarily due to the net charge related to the enactment of the 2017 Act which was recorded in fiscal 2018, tax benefits from audit settlements in fiscal 2019, and additional taxes in the United States from the inclusion of earnings from our foreign subsidiaries pursuant to the GILTI provisions that became effective in fiscal 2019. The ETR in fiscal 2018 increased in comparison to fiscal 2017 primarily due to the net charge related to the enactment of the 2017 Act which was partially offset by a shift in the geographic mix of income.

The ETR for 2019 was less than the U.S. federal statutory tax rate primarily due to a majority of our taxable income being earned in foreign jurisdictions with lower tax rates, discrete tax benefits from settling income tax audits, excess tax benefits from share-based compensation, and additional taxes in the United States from the inclusion of earnings from our foreign subsidiaries pursuant to the GILTI provisions. The ETR for 2018 was greater than the U.S. federal statutory tax rate primarily due to the tax expense related to the enactment of the 2017 Act. The ETR for 2017 was less than the U.S. federal

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

statutory tax rate because a majority of our taxable income was earned in foreign jurisdictions with lower tax rates and excess tax benefits from share-based compensation. The ratio of domestic income to worldwide income significantly impacted our overall tax rate due to the fact that the tax rates in some of the foreign jurisdictions where we operate are significantly lower than the statutory rate in the United States. The foreign jurisdictions with lower tax rates compared to the U.S. federal statutory tax rate that had the most significant impact on our provision for foreign income taxes in the fiscal years presented include the United Kingdom, Barbados and Puerto Rico.

The components of income before income taxes and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In millions)	2019	2018	2017
Income before income taxes:
United States	$(32.8)	$(122.8)	$7.8
Foreign	510.2	454.7	386.2
	$477.4	$331.9	$394.0
Income tax provision	$10.7	$192.0	$21.1

The income tax provision (benefit) related to income in our Consolidated Statements of Income consists of:

Years Ended October 31, (In millions)	2019	2018	2017
Current:
Federal	$9.2	$165.6	$6.9
State	1.6	0.5	1.8
Foreign	15.8	23.0	19.5
	26.6	189.1	28.2
Deferred:
Federal	(8.1)	16.1	(3.9)
State	(0.9)	1.0	1.4
Foreign	(6.9)	(14.2)	(4.6)
	(15.9)	2.9	(7.1)
Income tax provision	$10.7	$192.0	$21.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 21% for 2019, 23.34% for 2018, and 35% for 2017 to income before income taxes as follows:

Years Ended October 31, (In millions)	2019	2018	2017
Computed expected provision for taxes	$100.3	$77.5	$137.9
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(85.6)	(97.5)	(114.6)
State taxes, net of federal income tax benefit	0.4	(4.9)	3.9
Foreign source income subject to United States tax	16.1	—	—
Research and development credit	(0.9)	(0.7)	(0.7)
U.S. tax reform	(5.8)	214.6	—
Incentive stock option compensation and non-deductible employee compensation	(7.8)	(11.1)	(12.9)
Tax accrual adjustment	(4.7)	10.1	5.0
Other, net	(1.3)	4.0	2.5
Actual provision for income taxes	$10.7	$192.0	$21.1

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

Years Ended October 31, (In millions)	2019	2018
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$3.6	$4.0
Inventories	3.5	3.8
Litigation settlements	0.1	0.2
Accrued liabilities, reserves and compensation accruals	55.1	38.8
Foreign deferred tax assets	52.5	51.8
Restricted stock and stock option expenses	26.1	25.6
Net operating loss carryforwards	8.3	6.7
Intangible assets	11.1	3.1
Research and experimental expenses - Section 59(e)	2.5	2.5
Tax credit carryforwards	1.3	1.3
Total gross deferred tax assets	164.1	137.8
Less valuation allowance	(41.5)	(39.1)
Deferred tax assets	122.6	98.7
Deferred tax liabilities:
Tax deductible goodwill	(25.0)	(22.4)
Plant and equipment	(14.3)	(8.2)
Deferred tax on foreign earnings	(5.9)	(8.9)
Transaction costs	(0.7)	(0.5)
Foreign deferred tax liabilities	(27.6)	(31.3)
Total gross deferred tax liabilities	(73.5)	(71.3)
Net deferred tax assets	$49.1	$27.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at October 31, 2019. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A valuation allowance of $41.5 million and $39.1 million was recorded against our gross deferred tax asset balance as of October 31, 2019, and October 31, 2018, respectively. The increase relates to state net operating losses and tax credits in our foreign operations.

At October 31, 2019, we had federal net operating loss carryforwards of $23.1 million, state net operating loss carryforwards of $37.5 million. Additionally, we had $1.7 million of California research credits. Federal net operating losses of $18.6 million expire on various dates between 2022 and 2037 and $4.5 million carry forward indefinitely. The state net operating loss carryforwards expire on various dates between 2020 through 2038, and the California research credits carry forward indefinitely.

The aggregated changes in the balance of unrecognized tax benefits (UTB) were as follows:

(In millions)
Balance at October 31, 2017	$59.9
Increase from prior year's UTB's	4.2
Increase from current year's UTB's	9.4
UTB (decrease) from expiration of statute of limitations	(4.6)
Balance at October 31, 2018	68.9
Decrease from prior year's UTB's	(11.8)
Increase from current year's UTB's	8.3
UTB (decrease) from tax authorities' settlements	(14.1)
UTB (decrease) from expiration of statute of limitations	(1.6)
Balance at October 31, 2019	$49.7

As of October 31, 2019, 2018, and 2017 we had unrecognized tax benefits of $49.7 million, $68.9 million, and $59.9 million, respectively. If recognized, these tax benefits would affect our effective tax rates for 2019, 2018, and 2017, by $41.7 million, $46.6 million, and $38.1 million, respectively. It is our policy to recognize interest and penalties directly related to incomes tax as additional income tax expense. As of October 31, 2019, 2018, and 2017, we had accrued gross interest and penalties related to uncertain tax positions of $3.9 million, $4.4 million, and $3.6 million, respectively.

Included in the balance of unrecognized tax benefits at October 31, 2019, is $21.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

We are required to file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. As of October 31, 2019, the tax years for which we remain subject to U.S. federal income tax assessment upon examination are 2015 through 2019, as well as other major tax jurisdictions including the United Kingdom, Japan and France. We remain subject to income tax

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

examinations in Australia for the tax years 2014 through 2019. The Company is currently under audit in the U.S. for 2015 and 2016 and the U.K. for 2015 through 2018.

Note 6. Earnings Per Share

Years Ended October 31,
(In millions, except for earnings per share)	2019	2018	2017
Net income attributable to Cooper stockholders	$466.7	$139.9	$372.9
Basic:
Weighted average common shares	49.4	49.1	48.9
Basic earnings per share attributable to Cooper stockholders	$9.44	$2.85	$7.63
Diluted:
Weighted average common shares	49.4	49.1	48.9
Effect of dilutive stock options	0.6	0.6	0.7
Diluted weighted average common shares	50.0	49.7	49.6
Diluted earnings per share attributable to Cooper stockholders	$9.33	$2.81	$7.52

The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2019	2018	2017
Stock option shares excluded	198	257	90
Range of exercise prices	$254.77	$226.30-$230.09	$175.31
Restricted stock units excluded	8	21	3

Note 7. Stockholders’ Equity

Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total
Balance at October 31, 2016	$(461.4)	$(28.2)	$(489.6)
Gross change in value for the period	107.7	10.8	118.5
Tax effect for the period	—	(4.2)	(4.2)
Balance at October 31, 2017	$(353.7)	$(21.6)	$(375.3)
Gross change in value for the period	$(58.5)	$11.0	$(47.5)
Tax effect for the period	—	(3.1)	(3.1)
ASU 2018-02 adoption (1)	—	(4.8)	(4.8)
Balance at October 31, 2018	$(412.2)	$(18.5)	$(430.7)
Gross change in value for the period	$9.0	$(33.4)	$(24.4)
Tax effect for the period	—	8.0	8.0
Balance at October 31, 2019	$(403.2)	$(43.9)	$(447.1)

(1)	Represents reclassification to retained earnings from adoption of ASU 2018-02.

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

In the fourth quarter of fiscal 2019, we repurchased 512 thousand shares of the Company's common stock for $150.0 million, at an average purchase price of $292.7 per share. During fiscal year ended October 31, 2019, we repurchased 537 thousand shares of our common stock for $156.1 million under the 2012 Share Repurchase Program. During the fiscal year ended October 31, 2018, we did not repurchase any shares. At October 31, 2019, $407.4 million remained authorized for repurchase under the program.
Dividends
In fiscal 2019 and 2018, we paid a semiannual dividend of 3 cents per share: $1.5 million or 3 cents per share on February 8, 2019 to stockholders of record on January 22, 2019; $1.5 million or 3 cents per share on August 7, 2019 to stockholders of record on July 23, 2019; $1.5 million or 3 cents per share on February 9, 2018 to stockholders of record on January 23, 2018; $1.5 million or 3 cents per share on August 7, 2018 to stockholders of record on July 23, 2018.

Note 8. Stock Plans

2006 Long-Term Incentive Plan for Non-Employee Directors (2006 Directors Plan)

In March 2006, we received stockholder approval of the 2006 Directors Plan. The 2006 Directors Plan was subsequently amended and restated, and approved by stockholders, in March 2009 and again in March 2011. The Board of Directors further amended the Second Amended and Restated 2006 Directors Plan in October 2011, October 2012, October 2013, October 2016 and March 2018. The Second Amended and Restated 2006 Directors Plan expired by its terms in March 2019.

The Second Amended and Restated 2006 Directors Plan authorized either Cooper's Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to Non-Employee Directors during the period ending March 21, 2019, equity awards for up to 950,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

The Second Amended and Restated 2006 Directors Plan provided for annual equity award grants to Non-Employee Directors on November 15 of each fiscal year which subsequently vested on the first anniversary of the date of grant. Grants could be awarded in the form of stock options, restricted stock, restricted stock units (RSUs), or a combination of award types. Awards were made with a total grant value of $270,000, or $285,500 in the case of the Lead Director and $297,000 in the case of the Chairman of the Board.

Under the 2006 Directors Plan, grants of stock options had an exercise price equal to 100% of fair market value on the date of grant and would expire no more than 10 years after the grant date. Awards of restricted stock provided the right to purchase shares for $0.10 per share, subject to restrictions on sale or transfer which lapse on the first anniversary of the date of grant. Restricted shares retained dividend and voting rights. RSUs entitled the recipient to receive shares of common stock, without any payment in cash or property. Legal ownership of the shares is not transferred until the unit vests and issued RSUs have no dividend or voting rights prior to vesting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of October 31, 2019, the plan had expired and no shares remain available under the Second Amended and Restated 2006 Directors' Plan for future grants.

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

During fiscal 2019, we granted stock options, restricted stock units (RSUs) and performance share awards to employees under the Third Amended and Restated 2007 LTIP. All stock options are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a specified time period and RSUs have no dividend or voting rights prior to vesting. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time.

As of October 31, 2019, 1,280,407 shares remained available under the Third Amended and Restated 2007 LTIP for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
The compensation cost and related tax benefit recognized in our consolidated financial statements for share-based awards were as follows:

October 31,
(In millions)	2019	2018	2017
Selling, general and administrative expense	$28.7	$37.6	$33.1
Cost of sales	4.7	3.6	2.8
Research and development expense	2.9	2.0	1.3
Total compensation expense	$36.3	$43.2	$37.2
Related income tax benefit	$5.1	$8.8	$11.4

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

Years Ended October 31,	2019	2018	2017
Expected life	4.4 years	5.4 years	5.5 years
Expected volatility	22.0%	23.0%	24.5%
Risk-free interest rate	2.9%	2.0%	1.2%
Dividend yield	0.02%	0.03%	0.03%

The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2018	1,086,998	$160.31
Granted	198,232	$254.77
Exercised	(235,988)	$126.23
Forfeited or expired	(24,490)	$168.14
Outstanding at October 31, 2019	1,024,752	$186.24	6.51
Vested and expected to vest at October 31, 2019	982,685	$184.31	6.42	$104,843,305
Vested and exercisable at October 31, 2019	335,551	$145.32	4.98	$48,882,775

The weighted-average fair value of each option granted during fiscal 2019, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $60.71. No options were granted under the 2006 Directors Plan in fiscal 2019. The total intrinsic value of options exercised during the fiscal year ended October 31, 2019 was $40.1 million.

The weighted-average fair value of each option granted during fiscal 2018, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 LTIP was $57.86. No options were granted under the 2006 Directors Plan in fiscal 2018.

Stock awards outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 LTIP generally vest over a range of three to five years based on service conditions and expire no later than ten years after the grant date. Options granted under the 2006 Directors Plan generally vested in one year and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period. However, Directors' options grants would have been expensed on the date of grant as the 2006 Directors Plan did not contain a substantive future requisite service period. As of October 31, 2019, there was $19.9 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock Units

RSUs granted under the 2007 LTIP generally vest over three to five years. RSUs granted under the 2006 Directors Plan generally vested in one year. The fair value of restricted stock units is estimated on the date of grant based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2019, there was $66.1 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2018	489,161	$179.67
Granted	155,310	$258.37
Vested and issued	(168,294)	$168.12
Forfeited or expired	(46,606)	$197.51
Non-vested RSUs at October 31, 2019	429,571	$210.72

Performance Units

Performance units may be granted to selected key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. The performance shares actually earned will range from zero to 150% of the target number of performance shares for performance periods ending in fiscal 2019 through fiscal 2020. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the subsequent fiscal year after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal quarter and adjustments are recorded if it is determined that the estimate of probability of award achievement has changed.

We recognize compensation expense ratably over the vesting period. As of October 31, 2019, there was $0.4 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 year.

Performance units granted on January 29, 2016 completed their performance period on October 31, 2018 and met 100% of the target.

Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval for the Employee Stock Purchase Plan (“ESPP”). The first offering period is for U.S. employees and is expected to begin on November 4, 2019. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. Payroll deductions will be limited to maximum of 15% of the employee’s eligible compensation, not to exceed $21.3 thousand in any one calendar year. The ESPP would initially authorize the issuance of 1,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. At October 31, 2019, there were approximately 4.1 million shares of Treasury Stock available.

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

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2019, 2018 and 2017 and the funded status of the Plan and net periodic pension costs for each of the years in the three-year periods ended October 31, 2019.

Retirement Income Plan

Years Ended October 31, (In millions)	2019	2018	2017
Change in benefit obligation
Benefit obligation, beginning of year	$147.1	$151.7	$138.9
Service cost	10.1	10.7	10.2
Interest cost	6.1	5.0	4.4
Benefits paid	(10.2)	(3.7)	(2.6)
Actuarial loss (gain)	36.6	(16.6)	0.8
Benefit obligation, end of year	$189.7	$147.1	$151.7
Change in plan assets
Fair value of plan assets, beginning of year	$121.0	$112.8	$89.2
Actual return on plan assets	12.1	1.9	16.2
Employer contributions	13.1	10.0	10.0
Benefits paid	(10.2)	(3.7)	(2.6)
Fair value of plan assets, end of year	$136.0	$121.0	$112.8
Funded status at end of year	$(53.7)	$(26.1)	$(38.9)

Years Ended October 31, (In millions)	2019	2018	2017
Amounts recognized in the statement of financial position consist of:
Noncurrent liabilities	(53.7)	(26.1)	(38.9)
Net amount recognized at year end	$(53.7)	$(26.1)	$(38.9)

Years Ended October 31, (In millions)	2019	2018	2017
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	57.3	24.0	34.9
Accumulated other comprehensive income	$57.3	$24.0	$34.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2019	2018	2017
Information for pension plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$189.7	$147.1	$151.7
Fair value of plan assets	$136.0	$121.0	$112.8

Years Ended October 31, (In millions)	2019	2018	2017
Information for pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$170.8	$130.5	$133.3
Fair value of plan assets	$136.0	$121.0	$112.8

Years Ended October 31, (In millions)	2019	2018	2017
Reconciliation of prepaid (accrued) pension cost
Accrued pension cost at prior fiscal year end	$2.2	$4.0	$4.0
Net periodic benefit cost	7.2	8.2	10.0
Contributions made during the year	(13.1)	(10.0)	(10.0)
Accrued pension cost at fiscal year end	$(3.7)	$2.2	$4.0

Years Ended October 31, (In millions)	2019	2018	2017
Components of net periodic benefit cost and other amounts recognized in (other comprehensive income) the fiscal year
Net periodic benefit cost:
Service cost	$10.1	$10.7	$10.2
Interest cost	6.1	5.0	4.4
Expected return on plan assets	(9.8)	(9.2)	(7.3)
Recognized actuarial loss	0.8	1.7	2.7
Net periodic pension cost	$7.2	$8.2	$10.0

Years Ended October 31, (In millions)	2019	2018	2017
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	34.2	(9.3)	(8.1)
Amortizations of net (gain)	(0.8)	(1.7)	(2.7)
Total recognized in other comprehensive income	$33.4	$(11.0)	$(10.8)
Total recognized in net periodic benefit cost and other comprehensive income	$40.6	$(2.8)	$(0.8)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31,	2019	2018	2017
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost:
Projected Benefit Obligation	4.42%	3.75%	3.74%
Service Cost	4.49%	3.85%	3.90%
Interest Cost	4.22%	3.39%	3.23%
Discount rate for determining benefit obligations at year end	3.13%	4.42%	3.75%
Rate of compensation increase for determining expense	4.00%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	3.60%	4.00%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2019	10/31/2018	10/31/2017

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the Plan is based primarily on the yields of a universe of high quality corporate bonds rated AA or above, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 4.42%, which is 0.67% more than prior fiscal year, had been used, the projected benefit obligation would have been $158.5 million, and the accumulated benefit obligation would have been $143.7 million.

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

Reasons for Significant Liability Gains and Losses

The projected benefit obligation experienced a net loss of approximately $36.6 million during the year. This loss is the result of assumption changes resulting in a loss of approximately $33.8 million, plus losses of approximately $2.6 million due to demographic experience. The key assumption changes were the decrease in the discount rate (loss of $43.5 million), and a change to the mortality table (gain of $0.4 million), changes to termination rates (gain of $3.9 million), changes to salary increase rates (gain of $1.7 million), addition of assumptions to reflect expected lump sum payments (loss of $0.3 million), and a change in the discount rate methodology (gain of $4.0 million). The primary reasons for demographic losses were salary increases higher than expected, an increase in the number of participants, and the net impact of other demographic changes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2019	2018	2017
Asset category
Cash and cash equivalents	3.2%	2.1%	0.9%
Corporate common stock	—%	14.5%	12.2%
Equity mutual funds	63.7%	47.4%	49.9%
Hedging Strategy Funds	4.9%	—%	—%
Real estate funds	—%	2.7%	2.9%
Bond mutual funds	28.2%	33.3%	34.1%
Total	100.0%	100.0%	100.0%

The Plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock (may include the Company's stock), investment grade bond funds, cash, balanced funds, real estate funds, small or large cap equity funds and international equity funds. The allocation of assets will be determined by the investment manager and will typically include 50% to 70% equities with the remainder invested in fixed income, real estate, alternatives and cash. Presently, this diversified portfolio is expected to return roughly 8% in the long run.

As of the measurement date of October 31, 2019, the fair value measurement of plan assets is as follows:

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$4.4	$4.4	$—	$—
Equity mutual funds	86.5	86.5	—	—
Hedging Strategy Funds	6.7	6.7	—	—
Bond mutual funds	38.4	15.3	23.1	—
Total	$136.0	$112.9	$23.1	$—

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Cash Flows

Contributions

The Company contributions to the Plan were $13.1 million for fiscal 2019 and, $10.0 million for each of fiscal 2018 and 2017. We closely monitor the funded status of the Plan with respect to legislative and accounting rules. We expect to make contributions of about $10.0 million during fiscal 2020.

Estimated Future Benefit Payments

Years (In millions)
2020	$8.7
2021	$9.5
2022	$10.5
2023	$11.0
2024	$11.9
2025-2029	$66.7

Plan Soft Freeze

On June 18, 2019 the Board of Directors of the Company approved a soft freeze of the Plan effective August 1, 2019. The Plan was closed to employees hired on or after August 1, 2019, including former participants or employees rehired on or after August 1, 2019 and employees hired in connection with a stock or asset acquisition, merger or other similar transaction on or after August 1, 2019. Existing employees already covered by the Plan, continue to accrue their benefits. There was no material impact on the Company's results of operations, financial position and cash flows for fiscal 2019.

Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the Plan. Cooper's contributions on account of participating employees, were $6.5 million, $5.9 million and $5.2 million for the years ended October 31, 2019, 2018 and 2017, respectively.

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
At October 31, 2019 and October 31, 2018, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of our revolving credit facility and term loans approximates fair value estimated based on current market rates (Level 2). As of both October 31, 2019 and October 31, 2018, the Company did not have any derivative assets or liabilities, including no interest rate swaps, cross currency swaps or foreign currency forward contracts.
Nonrecurring fair value measurements

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In fiscal 2018, we recorded $24.4 million of impairment charge during the second fiscal quarter related to the intangible assets acquired from Recombine Inc. as the cash flows expected to be generated by this asset group over its estimated remaining life were not sufficient to recover its carrying value. Our valuation included unobservable Level 3 inputs and was based on expected sales proceeds and discounted cash flows. The fair value of these intangible assets determined at the end of the second fiscal quarter of fiscal 2018 was $0. There were no material impairment charges in fiscal 2019.

In addition, the Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described in Note 2. Acquisitions which are considered a Level 3 measurement. The Company also used fair value measures to allocate goodwill upon the split of our reporting units as discussed in Note 3. Intangible Assets which was considered a Level 3 measurement.

Note 11. Commitments and Contingencies

Lease Commitments

Total minimum annual rental obligations under noncancelable operating and finance leases (substantially all real property or equipment) in force at October 31, 2019, were payable as follows:

(In millions)
2020	$38.5
2021	34.9
2022	31.2
2023	28.0
2024	26.5
2025 and thereafter	173.6
$332.7

Aggregate rental expense for both cancelable and noncancelable contracts amounted to $45.3 million, $38.8 million and $32.2 million in 2019, 2018 and 2017, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Legal Proceedings

Since March 2015, over 50 putative class action complaints were filed by contact lens consumers alleging that contact lens manufacturers, in conjunction with their respective Unilateral Pricing Policy (UPP), conspired to reach agreements between each other and certain distributors and retailers regarding the prices at which certain contact lenses could be sold to consumers. The plaintiffs are seeking damages against CooperVision, Inc., other contact lens manufacturers, distributors and retailers, in various courts around the United States. In June 2015, all of the class action cases were consolidated and transferred to the United States District Court for the Middle District of Florida. In August 2017, CooperVision entered into a settlement agreement with the plaintiffs, without any admission of liability, to settle all claims against CooperVision. In July 2018, the Court approved the plaintiffs’ motion for preliminary approval of the settlement, and the Company paid the $3.0 million settlement amount into an escrow account. The settlement remains subject to final Court approval at a future hearing currently scheduled for February 25, 2020.

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
No customers accounted for 10% or more of our consolidated net revenue in the fiscal 2019 and 2018. One customer, a CooperVision contact lens distributor, accounted for approximately 10% of our consolidated net revenue in the fiscal 2017.
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are net property, plant and equipment.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of our business segment net sales:

(In millions)	2019	2018	2017
CooperVision net sales by category:
Toric lens	$620.0	$591.4	$526.8
Multifocal lens	202.9	196.6	177.2
Single-use sphere lens	568.2	520.1	438.3
Non single-use sphere and other	581.8	573.9	531.8
Total CooperVision net sales	1,972.9	1,882.0	1,674.1
CooperSurgical net sales by category:
Office and surgical products	422.4	400.4	214.7
Fertility	258.1	250.4	250.2
Total CooperSurgical net sales	680.5	650.8	464.9
Total net sales	$2,653.4	$2,532.8	$2,139.0

Information by business segment for each of the years in the three-year period ended October 31, 2019, follows:

(In millions)	CooperVision	CooperSurgical	Corporate	Consolidated
2019
Net sales	$1,972.9	$680.5	$—	$2,653.4
Operating income (loss)	$506.4	$87.9	$(47.6)	$546.7
Interest expense				68.0
Other expense, net				1.3
Income before income taxes				$477.4
Identifiable assets	$3,911.6	$2,189.8	$173.1	$6,274.5
Depreciation expense	$125.8	$9.0	$0.2	$135.0
Amortization expense	$40.9	$104.9	$—	$145.8
Capital expenditures	$259.0	$33.1	$—	$292.1
2018
Net sales	$1,882.0	$650.8	$—	$2,532.8
Operating income (loss)	$479.8	$(19.9)	$(56.8)	$403.1
Interest expense				82.7
Other (income), net				(11.5)
Income before income taxes				$331.9
Identifiable assets	$3,746.0	$2,201.7	$165.1	$6,112.8
Depreciation expense	$120.1	$8.1	$0.2	$128.4
Amortization expense	$43.6	$103.1	$—	$146.7
Capital expenditures	$178.4	$15.1	$0.1	$193.6
2017
Net sales	$1,674.1	$464.9	$—	$2,139.0
Operating income (loss)	$418.4	$58.5	$(47.8)	$429.1
Interest expense				33.4
Other expense, net				1.7
Income before income taxes				$394.0
Identifiable assets	$3,562.6	$1,107.5	$188.6	$4,858.7
Depreciation expense	$115.0	$4.7	$0.3	$120.0
Amortization expense	$36.7	$31.7	$—	$68.4
Capital expenditures	$108.2	$18.9	$0.1	$127.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2019, follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2019
Net sales to unaffiliated customers	$1,211.8	$854.8	$586.8	$2,653.4
Sales between geographic areas	650.7	300.8	(951.5)	—
Net sales	$1,862.5	$1,155.6	$(364.7)	$2,653.4
Operating income	$83.2	$29.3	$434.2	$546.7
Property, plant and equipment, net	$626.5	$358.8	$146.8	$1,132.1
2018
Sales to unaffiliated customers	$1,162.2	$846.5	$524.1	$2,532.8
Sales between geographic areas	274.3	407.1	(681.4)	—
Net sales	$1,436.5	$1,253.6	$(157.3)	$2,532.8
Operating (loss) income	$(39.3)	$(16.8)	$459.2	$403.1
Property, plant and equipment, net	$516.7	$340.7	$118.6	$976.0
2017
Sales to unaffiliated customers	$931.1	$746.2	$461.7	$2,139.0
Sales between geographic areas	255.7	440.5	(696.2)	—
Net sales	$1,186.8	$1,186.7	$(234.5)	$2,139.0
Operating income	$37.8	$1.6	$389.7	$429.1
Property, plant and equipment, net	$472.8	$352.3	$85.0	$910.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13. Selected Quarterly Financial Data (Unaudited)

(In millions, except for earnings per share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$628.1	$654.3	$679.4	$691.6
Gross profit	$418.5	$432.6	$450.7	$455.0
Income before income taxes	$93.8	$128.1	$127.0	$128.5
Net income attributable to Cooper stockholders	$103.2	$122.4	$120.1	$121.0
Earnings per share attributable to Cooper stockholders - basic	$2.09	$2.48	$2.43	$2.44
Earnings per share attributable to Cooper stockholders - diluted	$2.07	$2.45	$2.40	$2.42
2018
Net sales	$590.0	$631.3	$660.0	$651.5
Gross profit	$370.9	$404.5	$426.8	$430.0
Income before income taxes	$74.8	$54.0	$90.4	$112.7
Net (loss) income attributable to Cooper stockholders	$(122.5)	$60.9	$100.8	$100.6
Earnings (loss) per share attributable to Cooper stockholders - basic	$(2.50)	$1.24	$2.05	$2.05
Earnings (loss) per share attributable to Cooper stockholders - diluted	$(2.50)	$1.23	$2.03	$2.02

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer based upon their evaluation as of October 31, 2019, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements, errors or fraud.

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2019.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2019, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Subsequent to the year end, the Company will adopt ASU 2016-02, Leases (Topic 842), as discussed in Note 1. “Accounting Policies, Accounting Pronouncements Issued Not Yet Adopted” in our fiscal year and interim periods beginning on November 1, 2019. The Company will adopt the standard using the optional transition method and will record a cumulative-effect adjustment to the Company's Consolidated Balance Sheet as of November 1, 2019. The Company has implemented changes to certain business processes, systems and internal controls to support adoption of the new standard and the related disclosure requirements, including the implementation of a third-party leasing software solution.

Item 9B. Other Information.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the subheadings, “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” “Corporate Governance - Delinquent Section 16(a) Reports ,” “Corporate Governance - About Our Board of Directors,” “Corporate Governance - Identification of Candidates,” “Corporate Governance - Corporate Governance Policies - Ethics and Business Conduct Policy,” “Corporate Governance - Board Committees - The Audit Committee” and “Report of the Audit Committee” of the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2020 (2020 Proxy Statement).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the subheadings “Report of the Organization and Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” “Potential Payments Upon Termination or Change in Control,” “Director Compensation” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” of the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the subheadings “Securities Held by Insiders” and “Principal Securityholders” of the “Ownership of the Company” section of the 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the subheadings “Corporate Governance - Related Party Transactions,” “Proposal 1 - Election of Directors” and “Corporate Governance - About Our Board of Directors” of the 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2020 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2019, 2018 and 2017
Statements of Comprehensive Income for the years ended October 31, 2019, 2018 and 2017
Balance Sheets as of October 31, 2019 and 2018
Statements of Stockholders' Equity for the years ended October 31, 2019, 2018 and 2017
Statements of Cash Flows for the years ended October 31, 2019, 2018 and 2017
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2019

(In millions)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2019	$19.0	$1.6	$(4.2)	$16.4
Year Ended October 31, 2018	$10.8	$11.5	$(3.3)	$19.0
Year Ended October 31, 2017	$8.5	$2.6	$(0.3)	$10.8

(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In millions)	Balance Beginning of Year	Additions	Reductions/ Charges (2)	Balance at End of Year
Deferred income tax valuation allowance:
Year Ended October 31, 2019	$39.1	$3.9	$(1.5)	$41.5
Year Ended October 31, 2018	$59.1	$2.8	$(22.8)	$39.1
Year Ended October 31, 2017	$13.3	$45.9	$(0.1)	$59.1

(2)	Fiscal year 2018 reductions includes $16.5 million of valuation allowance from prior years as a result of the sale of investment in research and development credits.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated January 13, 2006
3.2	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 12, 2018, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 18, 2018
4.1	Description of Securities of The Cooper Companies, Inc. Registered under Section 12 of the Exchange Act
10.1#
The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2007

10.2#
Executive Employment Agreement by and between The Cooper Companies, Inc. and Albert G. White III, effective as of November 1, 2018, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 31, 2019.

10.3#
Executive Employment Agreement by and between The Cooper Companies, Inc. and Daniel G. McBride, effective as of November 1, 2018, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 31, 2019.

10.4#
Executive Employment Agreement by and between The Cooper Companies, Inc. and Brian G. Andrews, effective as of November 1, 2018, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 31, 2019.

10.5#
Executive Employment Agreement by and between The Cooper Companies, Inc. and Holly R. Sheffield, effective as of November 1, 2018, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 31, 2019.

10.6#
Executive Employment Agreement by and between The Cooper Companies, Inc. and Robert D. Auerbach, M.D., effective as of November 1, 2018, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 31, 2019.

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
10.12#
Amendment No. 5 to the Second Amended and Restated 2006 Long-term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018

10.13#
Form of Non-Qualified Stock Option Agreement Pursuant to The Cooper Companies, Inc. 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.14#
Form of Restricted Stock Unit Agreement Pursuant to The Cooper Companies, Inc. Second Amended and Restated 2006 Long Term Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016

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

10.20#	The Cooper Companies, Inc.’s 2019 Employee Stock Purchase Plan incorporated by reference to Company’s Proxy Statement filed February 01, 2019.
10.21(a)
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

10.22(a)
Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 21, 2012

10.23
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

10.25
Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 12, 2005

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
10.26
Revolving Credit and Term Loan Agreement, dated as of March 1, 2016, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, KeyBanc Capital Markets Inc., Citigroup Global Markets Inc., DNB Bank ASA, New York Branch, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, MUFG Union Bank, N.A. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., DNB Bank ASA, New York Branch, JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as syndication agents, Citibank, N.A. and Wells Fargo Bank, National Association, as documentation agents, and TD Bank, N.A., PNC Bank, National Association, and U.S. Bank, National Association, as senior managing agents, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 3, 2016

10.27
Amendment No. 1 to the Revolving Credit and Term Loan Agreement dated March 1, 2016, entered on January 31, 2019, among The Cooper Companies, Inc., CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V, CooperVision Manufacturing Costa Rica, S.R.L., the lenders from time to time party thereto, and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on March 6, 2019.

10.28
Loan Agreement, dated as of November 1, 2017, among The Cooper Companies, Inc., the lenders party thereto, and DNB Bank ASA, New York Branch, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 1, 2017

10.29
Loan Agreement, dated as of November 1, 2018, among The Cooper Companies, Inc., the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 1, 2018

10.30
Amendment No. 1, dated as of September 27, 2019, to Loan Agreement, dated as of November 1, 2018, among The Cooper Companies, Inc., the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated by reference to the Company’s Current Report on Form 8-K filed September 27, 2019

10.31#	The Cooper Companies, Inc. 2019 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 18, 2018
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101
The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language):(i) Consolidated Statements of Income for the years ended October 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2019, 2018 and 2017, (iii) Consolidated Balance Sheets at October 31, 2019 and 2018, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended October 31, 2019, 2018 and 2017, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 16. Form 10-K Summary.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2019.

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

Signature	Capacity	Date
/s/ ALBERT G. WHITE, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2019
(Albert G. White, III)
/s/ A. THOMAS BENDER	Chairman of the Board	December 20, 2019
(A. Thomas Bender)
/s/ ALLAN E. RUBENSTEIN, M.D.	Vice Chairman of the Board and Lead Director	December 20, 2019
(Allan E. Rubenstein)
/s/ BRIAN G. ANDREWS	Senior Vice President, Chief Financial Officer & Treasurer	December 20, 2019
(Brian G. Andrews)	(Principal Financial Officer)
/s/ AGOSTINO RICUPATI	Chief Accounting Officer & Senior Vice President, Finance & Tax	December 20, 2019
(Agostino Ricupati)	(Principal Accounting Officer)
/s/ COLLEEN E. JAY	Director	December 20, 2019
(Colleen E. Jay)
/s/ MICHAEL H. KALKSTEIN	Director	December 20, 2019
(Michael H. Kalkstein)
/s/ WILLIAM A. KOZY	Director	December 20, 2019
(William A. Kozy)
/s/ JODY S. LINDELL	Director	December 20, 2019
(Jody S. Lindell)
/s/ GARY S. PETERSMEYER	Director	December 20, 2019
(Gary S. Petersmeyer)
/s/ ROBERT S. WEISS	Director	December 20, 2019
(Robert S. Weiss)

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

Holly Sheffield
Executive Vice President and Chief Strategy Officer

Robert D. Auerbach, M.D
President of CooperSurgical, Inc.

Daniel G. McBride, Esq.
Executive Vice President and Chief Operating Officer; President of CooperVision, Inc.

PRINCIPAL SUBSIDIARIES

CooperVision, Inc.
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
925-460-3600
www.coopervision.com

CooperSurgical, Inc.
75 Corporate Drive
Trumbull, CT 06611
203-601-5200
www.coopersurgical.com

CORPORATE OFFICES

The Cooper Companies, Inc.
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President of Investor Relations & Administration
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
Voice: 925-460-3663
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2020.

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