Form 10-Q
period 2020-04-30
COOPER COMPANIES, INC.
filed 2020-06-05
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On May 29, 2020, 53,333,091 shares of Common Stock, $.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Loss)
Periods Ended April 30,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Net sales	$524.9	$654.3	$1,171.1	$1,282.4
Cost of sales	201.4	221.7	421.1	431.3
Gross profit	323.5	432.6	750.0	851.1
Selling, general and administrative expense	237.2	246.8	495.5	496.8
Research and development expense	23.8	21.0	46.0	42.0
Amortization of intangibles	33.9	36.9	68.8	73.5
Gain on sale of an intangible	—	(19.0)	—	(19.0)
Operating income	28.6	146.9	139.7	257.8
Interest expense	12.8	18.5	24.4	36.6
Other expense (Income), net	6.8	0.3	8.9	(0.7)
Income before income taxes	9.0	128.1	106.4	221.9
(Benefit) Provision for income taxes (Note 7)	(2.5)	5.7	4.4	(3.6)
Net income	$11.5	$122.4	$102.0	$225.5
Earnings per share (Note 8):
Basic	$0.23	$2.48	$2.07	$4.57
Diluted	$0.23	$2.45	$2.05	$4.52
Number of shares used to compute earnings per share:
Basic	49.2	49.4	49.2	49.3
Diluted	49.6	50.0	49.7	49.9
Other comprehensive income, net of tax:
Cash flow hedge	$(13.5)	—	$(13.5)	—
Foreign currency translation adjustment	(68.9)	(18.6)	(52.2)	14.1
Comprehensive (loss) income	$(70.9)	$103.8	$36.3	$239.6

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	April 30, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$79.8	$89.0
Trade accounts receivable, net of allowance for doubtful accounts of $13.4 at April 30, 2020 and $16.4 at October 31, 2019	368.8	435.3
Inventories (Note 4)	568.2	506.9
Prepaid expense and other current assets	149.4	132.2
Total current assets	1,166.2	1,163.4
Property, plant and equipment, at cost	2,309.5	2,193.9
Less: accumulated depreciation and amortization	1,113.4	1,061.8
	1,196.1	1,132.1
Operating lease right-of-use assets (Note 2)	255.5	—
Goodwill (Note 5)	2,400.0	2,428.9
Other intangibles, net (Note 5)	1,337.7	1,405.3
Deferred tax assets	77.0	78.0
Other assets	77.5	66.8
Total assets	$6,510.0	$6,274.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 6)	$554.5	$563.7
Accounts payable	128.7	150.1
Employee compensation and benefits	86.3	104.7
Operating lease liabilities	31.5	—
Other current liabilities	224.3	292.1
Total current liabilities	1,025.3	1,110.6
Long-term debt (Note 6)	1,344.8	1,262.6
Deferred tax liabilities	26.8	28.0
Long-term tax payable	158.9	124.8
Operating lease liabilities	232.7	—
Accrued pension liability and other	94.0	119.9
Total liabilities	$2,882.5	$2,645.9
Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 53.3 at April 30, 2020 and 53.2 at October 31, 2019	5.3	5.3
Additional paid-in capital	1,626.5	1,615.0
Accumulated other comprehensive loss	(512.8)	(447.1)
Retained earnings	3,126.9	3,026.4
Treasury stock at cost: 4.2 shares at April 30, 2020 and 4.1 shares at October 31, 2019	(618.6)	(571.2)
Total Cooper stockholders’ equity	3,627.3	3,628.4
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 10)	3,627.5	3,628.6
Total liabilities and stockholders’ equity	$6,510.0	$6,274.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at November 1, 2018	49.2	$5.0	3.6	$0.3	$1,572.1	$(430.7)	$2,576.0	$(415.1)	$0.2	$3,307.8
Net income	—	—	—	—	—	—	103.2	—	—	103.2
Other comprehensive income, net of tax	—	—	—	—	—	32.7	—	—	—	32.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(9.0)	—	—	—	—	(9.0)
Treasury stock repurchase	—	—	—	—	—	—	—	(6.1)	—	(6.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	11.7	—	—	—	—	11.7
ASU 2016-16 adoption	—	—	—	—	—	—	(13.3)	—	—	(13.3)
Balance at January 31, 2019	49.3	$5.0	3.6	$0.3	$1,574.8	$(398.0)	$2,664.4	$(421.2)	$0.2	$3,425.5
Net income	—	—	—	—	—	—	122.4	—	—	122.4
Other comprehensive loss, net of tax	—	—	—	—	—	(18.6)	—	—	—	(18.6)
Issuance of common stock for stock plans, net	0.2	—	—	—	4.5	—	—	—	—	4.5
Share-based compensation expense	—	—	—	—	8.4	—	—	—	—	8.4
Balance at April 30, 2019	49.5	$5.0	3.6	$0.3	$1,587.7	$(416.6)	$2,786.8	$(421.2)	$0.2	$3,542.2

Balance at November 1, 2019	49.1	$4.9	4.1	$0.4	$1,615.0	$(447.1)	$3,026.4	$(571.2)	$0.2	$3,628.6
Net income	—	—	—	—	—	—	90.5	—	—	90.5
Other comprehensive income, net of tax	—	—	—	—	—	16.7	—	—	—	16.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(13.2)	—	—	—	—	(13.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	9.7	—	—	—	—	9.7
Balance at January 31, 2020	49.2	$4.9	4.1	$0.4	$1,611.6	$(430.4)	$3,115.4	$(571.2)	$0.2	$3,730.9
Net income	—	—	—	—	—	—	11.5	—	—	11.5
Other comprehensive income, net of tax	—	—	—	—	—	(82.4)	—	—	—	(82.4)
Issuance of common stock for stock plans, net	0.1	—	—	—	5.0	—	—	—	—	5.0
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(47.8)	—	(47.8)
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.6	—	—	0.4	—	1.0
Share-based compensation expense	—	—	—	—	9.3	—	—	—	—	9.3
Balance at April 30, 2020	49.1	$4.9	4.3	$0.4	$1,626.5	$(512.8)	$3,126.9	$(618.6)	$0.2	$3,627.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions, unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$102.0	$225.5
Depreciation and amortization	139.4	139.5
Gain on sale of an intangible	—	(19.0)
Decrease in operating capital	(119.8)	(19.7)
Other non-cash items	33.9	(9.7)
Net cash provided by operating activities	155.5	316.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(158.3)	(131.9)
Acquisitions of businesses and assets, net of cash acquired, and other	(11.2)	(50.8)
Net cash used in investing activities	(169.5)	(182.7)
Cash flows from financing activities:
Proceeds from long-term debt	1,862.0	424.8
Repayments of long-term debt	(1,781.3)	(938.8)
Net (repayments) proceeds from short-term debt	(10.0)	417.4
Net payments related to share-based compensation awards	(8.4)	(4.3)
Dividends on common stock	(1.5)	(1.5)
Repurchase of common stock	(47.8)	(6.1)
Issuance of common stock for employee stock purchase plan	0.9	—
Debt issuance costs	(5.5)	(0.2)
Net cash provided by (used in) financing activities	8.4	(108.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.1)	(0.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8.7)	24.7
Cash, cash equivalents and restricted cash at beginning of period	89.5	80.2
Cash, cash equivalents and restricted cash at end of period	$80.8	$104.9
Reconciliation of cash flow information:
Cash and cash equivalents	$79.8	$104.6
Restricted cash included in other current assets	1.0	0.3
Total cash, cash equivalents and restricted cash	$80.8	$104.9

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1. General

The accompanying Consolidated Condensed Financial Statements of the Cooper Companies, Inc. and its subsidiaries (the Company) have been prepared in accordance with U.S. GAAP for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of this Quarterly Report on Form 10-Q. Unless the context requires otherwise, terms "the Company", "we", "us", and "our" are used to refer collectively to the Cooper Companies, Inc. and its subsidiaries.

The accompanying Consolidated Condensed Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements of the Cooper Companies, Inc. and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The Consolidated Condensed Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. Readers should not assume that the results reported here either indicate or guarantee future performance.
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

Estimates

The World Health Organization has categorized the Coronavirus disease 2019 ("COVID-19") as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many of our optical retailers, hospital, medical office and fertility clinic customers have closed their facilities, restricted access, or delayed or cancelled patient visits, exams and elective medical procedures. This has had, and we believe will continue to have, an adverse effect on our sales, operating results and cash flows, although the extent of which is uncertain.
The preparation of Consolidated Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company and the uncertain future impacts of the COVID-19 pandemic and related economic disruptions. The extent to which the COVID-19 pandemic and related economic disruptions impact our business and financial results will depend on future developments including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on our customers and suppliers; and how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to:

•	allowance for doubtful accounts and credit losses

•	carrying value of inventory

•	the carrying value of the goodwill and other long-lived assets.
There was not a material impact to the above estimates in the Company’s Consolidated Condensed Financial Statements for the three and six months ended April 30, 2020. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Consolidated Condensed Financial Statements in future reporting periods.
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

We adopted this standard using the optional transition method and recorded an adjustment to the Consolidated Condensed Balance Sheet on November 1, 2019. We have implemented changes to certain business processes, systems and internal controls to support adoption of the new standard and the related disclosure requirements, including the implementation of a third-party leasing software solution. We elected the package of transition expedients, which allows us to keep our existing lease classifications and not reassess whether any existing contracts as of the date of adoption are leases or contain leases and not reassess initial direct costs. In addition, we elected the practical expedients to combine lease and non-lease components for our leases, and for leases with an initial term of 12 months or less to recognize the associated lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

As of April 30, 2020, the aggregate balances of lease right-of-use assets and lease liabilities were $255.5 million and $264.2 million, respectively. The standard did not affect our Consolidated Statements of Income and Comprehensive Income or Consolidated Condensed Statements of Cash Flows. We will continue to disclose comparative reporting periods prior to November 1, 2019 under the previous accounting guidance, ASC 840 Leases.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Accounting Pronouncements Issued Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, “Topic 326”), ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning November 01, 2020. Early adoption is permitted. We are currently evaluating the impact of Topic 326 on our Consolidated Condensed Financial Statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606. This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account). The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, which means it will be effective for our fiscal year beginning November 1, 2020. Early adoption is permitted. The adoption of this guidance will not have a material impact on our Consolidated Condensed Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our Consolidated Condensed Financial Statements, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2021.

In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2020-01 on our Consolidated Condensed Financial Statements, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2021.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of ASU 2020-04 on our Consolidated Condensed Financial Statements.
No other recently issued accounting pronouncements had or are expected to have a material impact on our Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 2. Leases

The Company primarily has operating leases for office, manufacturing and warehouse space, vehicles, and office equipment. Our leases expire on various dates between 2020 and 2045, some of which could include options to extend the lease.

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

Leases with a term of one year or less are not recognized on our Consolidated Condensed Balance Sheet, while the associated lease payments are recorded in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

Commitments under finance lease arrangements of $1.9 million as of April 30, 2020 are not significant and are not included in the disclosure tables below.
The following table presents information about leases on the Consolidated Condensed Balance Sheet:

(In millions)	April 30, 2020
Operating Leases
Operating lease right-of-use assets	$255.5

Operating lease liabilities, current	31.5
Operating lease liabilities, non-current	232.7
Total operating lease liabilities	$264.2

Weighted average remaining lease term (in years)	11.6
Weighted average discount rate	3%

The following table presents information about lease expense in our Consolidated Statements of Income and Comprehensive Income:

Periods Ended April 30,	Three Months	Six Months
(In millions)	2020	2020
Operating lease expense	$9.7	$19.6
Short-term lease expense	1.5	2.6
Variable lease expense	0.4	0.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table presents supplemental cash flow information about the Company’s leases:

Periods Ended April 30,	Three Months	Six Months
(In millions)	2020	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.7	$19.6

Maturity of Lease Liabilities
The minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 30, 2020 are:

(In millions)
Remainder of 2020	$19.1
2021	36.5
2022	32.6
2023	29.2
2024	27.1
2025 and thereafter	173.9
Total lease payments	318.4
Less: interest	54.2
Present value of lease liabilities	$264.2

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019, and under previous lease accounting standard ASC 840, Leases, the aggregate future noncancelable minimum rental payments on its operating leases, as of October 31, 2019, were as follows:

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
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3. Acquisitions
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during fiscal 2020 and 2019:

(In millions)	April 30, 2020	October 31, 2019
Customer relationships	$6.5	$7.5
Technology	—	12.3
Trademarks	—	10.2
Other	—	0.1
Total identifiable intangible assets	$6.5	$30.1
Goodwill	1.9	29.8
Net tangible assets	0.8	7.3
Total purchase price	$9.2	$67.2

All acquisitions were funded by cash generated from operations or facility borrowings.
For business acquisitions, we recorded tangible and intangible assets acquired and liabilities assumed at their fair values as of the applicable date of acquisition. For asset acquisitions, we recorded tangible and intangible assets acquired and liabilities assumed at their estimated and relative fair values as of the applicable date of acquisition.

We believe these acquisitions strengthen CooperSurgical's and CooperVision's businesses through the addition of new distributors or complementary products and services.

The pro forma results of operations have not been presented because the effect of the business combinations described below were not material to our consolidated results of operations.
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

Note 4. Inventories

(In millions)	April 30, 2020	October 31, 2019
Raw materials	$141.1	$131.4
Work-in-process	13.0	13.3
Finished goods	414.1	362.2
Total inventories	$568.2	$506.9

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2019	1,765.4	663.5	2,428.9
Current period additions	—	1.9	1.9
Foreign currency translation adjustment	(27.2)	(3.6)	(30.8)
Balance at April 30, 2020	$1,738.2	$661.8	$2,400.0

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
Other Intangible Assets

	April 30, 2020		October 31, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Trademarks	$147.7	$32.3	$148.5	$27.3	14
Composite intangible asset	1,061.9	177.0	1,061.9	141.6	15
Technology	399.3	236.2	399.9	221.2	11
Customer relationships	357.7	203.5	357.6	194.0	13
License and distribution rights and other	27.9	16.7	27.9	15.3	11
	1,994.5	$665.7	1,995.8	$599.4	14
Less: accumulated amortization and translation	665.7		599.4
Intangible assets with definite lives, net	1,328.8		1,396.4

Intangible assets with indefinite lives, net (1)	8.9		8.9

Total other intangibles, net	$1,337.7		$1,405.3

(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

As of April 30, 2020, the estimation of amortization expenses for intangible assets with definite lives is as follows:

Fiscal years:	(In millions)
Remainder of 2020	$67.4
2021	134.6
2022	132.7
2023	130.5
2024	126.2
Thereafter	737.4
Total remaining amortization for intangible assets with definite lives	$1,328.8

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
Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, the Company considered the impact that the COVID-19 pandemic may have on its near and long-term forecasts and determined that it was not more likely than not that the fair value of reporting units or relevant asset groups was below carrying amounts, and therefore the Company determined that there was no impairment to either its goodwill, definite-lived or indefinite-lived intangible assets at April 30, 2020.

Note 6. Debt

(In millions)	April 30, 2020	October 31, 2019
Overdraft and other credit facilities	$54.6	$63.7
Term loan	500.0	500.0
Less: unamortized debt issuance cost	(0.1)	—
Short-term debt	$554.5	$563.7

Revolving credit	495.0	264.0
Term loans	850.0	1,000.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(0.4)	(1.6)
Long-term debt	1,344.8	1,262.6
Total debt	$1,899.3	$1,826.3

Revolving Credit and Term Loan Agreement on April 1, 2020
On April 1, 2020, the Company entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.290 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. In addition, the Company has the ability from time to time to request an increase to the size of the revolving credit facility or establish one or more new term loans under the term loan facility in an aggregate amount up to $1.605 billion, subject to the discretionary participation of the lenders.
Amounts outstanding under the 2020 Credit Agreement will bear interest, at the Company’s option, at either the base rate, or the adjusted LIBO rate or adjusted foreign currency rate, plus, in each case, an applicable rate of between 0.00% and 0.50%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

in respect of base rate loans, and between 0.75% and 1.50% in respect of adjusted LIBO rate or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the 2020 Credit Agreement. During the term of the 2020 Revolving Credit Facility, the Borrowers may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reduction of the revolving commitment.
The Company pays an annual commitment fee that ranges from 0.10% to 0.20% of the unused portion of the 2020 Revolving Credit Facility based upon the Company’s Total Leverage Ratio, as defined in the 2020 Credit Agreement. In addition to the annual commitment fee, the Company is also required to pay certain letter of credit and related fronting fees and other administrative fees pursuant to the terms of the 2020 Credit Agreement.
On April 1, 2020, the Company borrowed $850.0 million under the 2020 Term Loan Facility and $445.0 million under the 2020 Revolving Credit Facility and used the proceeds to fully repay all borrowings outstanding under the 2017 Term Loan Agreement (as defined below) and transfer all letters of credit and borrowings outstanding under the 2016 Credit Agreement (as defined below) to the 2020 Credit Agreement, as further described below.
At April 30, 2020, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $495.0 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility was 1.86% at April 30, 2020. During the three and six months ended April 30, 2020, the Company expensed $1.7 million related to the debt issuance costs of the 2020 Term Loan Facility.
The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2020 Credit Agreement:

•	Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.

•	Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At April 30, 2020, the Company was in compliance with the Interest Coverage Ratio at 15.00 to 1.00 and the Total Leverage Ratio at 2.18 to 1.00 for 2020 Credit Agreement and 2019 Term Loan Agreement discussed below.
$500 million Term Loan on September 27, 2019, amended on April 1, 2020

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

On April 1, 2020, the Company entered into Amendment No. 2 to the 2018 Term Loan Agreement (the Second Amendment to the 2018 Term Loan Agreement). The Second Amendment to the 2018 Term Loan Agreement further modifies the 2018 Term Loan Agreement by, among other things, conforming certain provisions therein to those contained in the 2020 Credit Agreement discussed above.

At April 30, 2020, the Company had $500.0 million outstanding under the 2019 Term Loan Agreement (including the Second Amendment to the 2018 Term Loan Agreement).
Amounts outstanding under the 2019 Term Loan Agreement will bear interest, at the Company's option, at either the base rate, or the adjusted LIBOR (each as defined in the Second Amendment to the 2018 Term Loan Agreement), plus, in each case, an applicable rate of 0.00% in respect of base rate loans and 0.60% in respect of adjusted LIBOR loans. The weighted average interest rates for the three months and six months ended April 30, 2020 were 2.01% and 2.18%, respectively.

The 2019 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the Second Amendment to the 2018 Term Loan Agreement) consistent with the 2020 Credit Agreement discussed above.
$1.425 billion Term Loan on November 1, 2017
On November 1, 2017, in connection with the PARAGARD acquisition, the Company entered into a five-year, $1.425 billion, senior unsecured term loan agreement (the 2017 Term Loan Agreement) by and among the Company, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent which matures on November 1, 2022. The

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Company used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under the Company's revolving credit agreement.

On April 1, 2020, in connection with the Company’s entry into the 2020 Credit Agreement, the Company terminated the 2017 Term Loan Agreement. In connection with the termination, all borrowings outstanding under the 2017 Term Loan Agreement were repaid. As a result of the repayment, the Company incurred debt extinguishment charges of $1.4 million due to the acceleration of amortization of debt issuance costs.
Revolving Credit and Term Loan Agreement on March 1, 2016
On March 1, 2016, the Company entered into a Revolving Credit and Term Loan Agreement (the 2016 Credit Agreement), among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in an aggregate principal amount of $830.0 million (the 2016 Term Loan Facility).

On April 1, 2020, in connection with the Company’s entry into the 2020 Credit Agreement, the Company terminated the 2016 Credit Agreement. In connection with the termination, all letters of credit outstanding under the 2016 Credit Agreement were transferred to the 2020 Credit Agreement. As a result of the termination, the Company incurred debt extinguishment charges of $0.8 million due to the acceleration of amortization of debt issuance costs.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 for more details.

The following is a summary of the maximum commitments and the net amounts available to us under credit facilities discussed above as of April 30, 2020:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$495.0	$1.2	$793.8	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2019 Term Loan	500.0	500.0	n/a	—	September 25, 2020
Total	$2,640	$1,845	$1.2	$793.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 7. Income Taxes

Recent Tax Legislation
Coronavirus Aid, Relief and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017. The changes are mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.
The Company continues to assess the impact and future implications of these provisions; however, it does not anticipate any amounts that could give rise to a material impact to the overall Consolidated Condensed Financial Statements.
Effective Tax Rate
The Company's income tax provision for the three and six months ended April 30, 2020 and 2019, were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Income tax (benefit) provision	$(2.5)	$5.7	$4.4	$(3.6)

The Company's effective tax rates were a benefit of 27.7% and expense of 4.5% for the second quarter of fiscal 2020 and 2019, respectively and an expense of 4.2% and a benefit of 1.7% for the first six months of fiscal 2020 and 2019, respectively. The decrease in the effective tax rate for the second quarter of fiscal 2020 compared to fiscal 2019 was primarily due to the significant drop of actual quarterly PBT (Profit before tax) due to the market volatility and instability as a result of the COVID-19 pandemic. The Company’s effective tax rate for the first six months of fiscal year 2020 was higher than 2019, mainly due to settlement of tax audits, revisions to the provisional tax charges relating to the 2017 Act and excess tax benefits from share-based compensation that favorably impacted the 2019 effective tax rate. The Company’s effective tax rate for the second quarter of fiscal 2020 was lower than the U.S. statutory tax rate as a result of the discrete tax benefits mainly from stock compensation excess tax benefit and a favorable mix of income from foreign jurisdictions with preferential tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of April 30, 2020, and October 31, 2019, Cooper had unrecognized tax benefits of $54.3 million and $49.7 million, respectively. The increase is primarily related to additions to current and prior period transfer pricing reserves, partially offset by release of reserves due to lapse of statute of limitations. It is our policy to recognize interest and penalties directly related to income taxes as additional income tax expense. It is reasonably possible that $14.5 million of unrecognized tax benefits could be settled during the next twelve months.
The Company is subject to U.S. Federal income tax examinations for fiscal 2015 through 2019 and the Internal Revenue Service is currently auditing our U.S. Consolidated Corporation Income Tax Returns for fiscal 2015 and 2016. The Company remains subject to income tax examinations in other significant tax jurisdictions including Japan, France and Australia for the fiscal years 2014 through 2019. The Company is currently under audit in the United Kingdom for fiscal years 2015 through 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2020	2019	2020	2019
Net income	$11.5	$122.4	$102.0	$225.5
Basic:
Weighted average common shares	49.2	49.4	49.2	49.3
Basic earnings per share	$0.23	$2.48	$2.07	$4.57
Diluted:
Weighted average common shares	49.2	49.4	49.2	49.3
Effect of dilutive stock options	0.4	0.6	0.5	0.6
Diluted weighted average common shares	49.6	50.0	49.7	49.9
Diluted earnings per share	$0.23	$2.45	$2.05	$4.52

The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2020	2019	2020	2019
Stock option shares excluded	210	198	207	322
Range of exercise prices	$254.77-$304.54	$254.77	$304.54	$226.30-$254.77
Restricted stock units excluded	1	25	1	26

Note 9. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2019. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Selling, general and administrative expense	$8.3	$6.1	$17.0	$15.3
Cost of sales	1.1	1.4	2.1	2.9
Research and development expense	0.6	0.9	1.2	1.9
Total share-based compensation expense	$10.0	$8.4	$20.3	$20.1
Related income tax benefit	$1.1	$1.1	$2.5	$2.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2018	$(412.2)	$(18.5)	$—	$(430.7)
Gross change in value	9.0	(33.4)	—	(24.4)
Tax effect for the period	—	8.0	—	8.0
Balance at October 31, 2019	$(403.2)	$(43.9)	$—	$(447.1)
Gross change in value	(52.2)	—	(17.8)	(70.0)
Tax effect for the period	$—	$—	$4.3	$4.3
Balance at April 30, 2020	$(455.4)	$(43.9)	$(13.5)	$(512.8)

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
During the second quarter of fiscal 2020, we repurchased 160.8 thousand shares of the Company's common stock for $47.8 million, at an average purchase price of $296.88 per share. There was no share repurchase activity during the first quarter of fiscal 2020. During the fiscal year ended October 31, 2019, we repurchased 537.0 thousand shares of our common stock for $156.1 million under the 2012 Share Repurchase Program. At April 30, 2020, $359.7 million remained authorized for repurchase under the program.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 10, 2020, to stockholders of record on January 23, 2020.

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
At April 30, 2020 and October 31, 2019, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of our revolving credit facility and term loans approximates fair value estimated based on current market rates (Level 2). On April 6, 2020 the Company entered into six interest rate swap contracts which are used to hedge the Company’s exposure to changes in cash flows associated with its variable rate term loans and are designated as a derivative in a cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts have maturities of seven years or less.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

There was no ineffectiveness related to the interest rate swap contracts. The gain or loss on the derivative is recorded as a component of accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The fair value of the interest rate swap contracts are measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap contracts were categorized as Level 2 in the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. Refer to Note 15. Financial Derivatives and Hedging for further information.

The Company did not have any derivative assets or liabilities including interest rate swaps, cross currency swaps or foreign currency forward contracts as of October 31, 2019.
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
Our results of operations for the three and six months ended April 30, 2020 and 2019, reflect the following components of net periodic defined benefit costs:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Service cost	$3.4	$2.7	$6.9	$5.4
Interest cost	1.4	1.3	2.6	2.5
Expected return on plan assets	(2.7)	(2.3)	(5.4)	(4.6)
Recognized net actuarial loss	1.0	0.4	2.0	0.8
Net periodic defined benefit plan cost	$3.1	$2.1	$6.1	$4.1

We did not contribute to the Plan in the first half of fiscal 2020 and due to COVID-19 we are uncertain of the amount we will contribute during the remainder of the year. We contributed $2.5 million to the Plan in the first half of fiscal 2019. The expected rate of return on Plan assets for determining net periodic benefit plan cost is 8%.

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
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2020	2019	2020	2019
CooperVision net sales by category:
Toric lens	$133.6	$155.3	$288.7	$301.3
Multifocal lens	45.1	49.7	96.9	98.7
Single-use sphere lens	116.1	135.3	254.2	267.3
Non single-use sphere, other	107.4	143.9	247.6	287.0
Total CooperVision net sales	$402.2	$484.2	887.4	954.3
CooperSurgical net sales by category:
Office and surgical products	69.6	105.7	168.0	201.4
Fertility	53.1	64.4	115.7	126.7
CooperSurgical net sales	122.7	170.1	283.7	328.1
Total net sales	$524.9	$654.3	$1,171.1	$1,282.4
Operating income:
CooperVision	$67.7	$125.5	$190.6	$241.7
CooperSurgical	(25.6)	31.1	(23.9)	38.3
Corporate	(13.5)	(9.7)	(27.0)	(22.2)
Total operating income	28.6	146.9	139.7	257.8
Interest expense	12.8	18.5	24.4	36.6
Other expense (income), net	6.8	0.3	8.9	(0.7)
Income before income taxes	$9.0	$128.1	$106.4	$221.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	April 30, 2020	October 31, 2019
Total identifiable assets:
CooperVision	$4,140.3	$3,911.6
CooperSurgical	2,207.4	2,189.8
Corporate	162.2	173.1
Total	$6,510.0	$6,274.5

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2020	2019	2020	2019
Net sales to unaffiliated customers by country of domicile:
United States	$222.5	$305.9	$516.0	$584.9
Europe	178.8	209.5	392.1	419.2
Rest of world	123.7	138.9	263.0	278.3
Total	$524.9	$654.3	$1,171.1	$1,282.4

(In millions)	April 30, 2020	October 31, 2019
Net property, plant and equipment by country of domicile:
United States	$674.4	$626.5
Europe	354.3	358.8
Rest of world	167.3	146.8
Total	$1,196.1	$1,132.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 15. Financial Derivatives and Hedging

As part of the Company’s overall risk management practices the Company enters into financial derivatives, interest rate swaps designated as cash flow hedges, to hedge the floating interest rate on its debt.
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. All of the Company's derivatives have satisfied the criteria necessary to apply hedge accounting.
The gain or loss on derivative instruments designated and qualifying for cash flow hedge accounting is deferred in other comprehensive income. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated cash flow hedges are reclassified into earnings in the period that the hedged interest expense affects earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. The Company does not offset fair value amounts recognized for derivative instruments in its balance sheet for presentation purposes.
Credit risk related to derivative transactions reflects the risk that a party to the transaction could fail to meet its obligation under the derivative contracts. Therefore, the Company’s exposure to the counterparty’s credit risk is generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations to the counterparty. The Company’s policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings to help mitigate counterparty credit risk.
As of April 30, 2020, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$1,500

These contracts have maturities of seven years or less.

The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $17.8 million ($13.5 million, net of tax) as of April 30, 2020. The Company did not reclassify any amount from accumulated other comprehensive income (loss) during the three and six months ended April 30, 2020.
The Company did not have any derivatives designated as hedging instruments for the period ended April 30, 2019.
The Company expects that $6.8 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next twelve months and the amount will vary depending on prevailing interest rates.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Liabilities
(In millions)		April 30, 2020	April 30, 2019
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current liabilities	$0.8	$—
Interest rate swap contracts	Other non-current liabilities	17.0	—
		$17.8	$—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Unaudited Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding the expected impact of the ongoing COVID-19 pandemic on our business; and statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our revenue, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

•
The effects of the ongoing COVID-19 pandemic and related economic disruptions and new governmental regulations on our business, results of operations, cash flow and financial condition, including but not limited to the potential impact on our sales, operations and supply chain.

•
Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries, that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, the ongoing COVID-19 pandemic, and escalating global trade barriers including additional tariffs, by countries such as China.

•
Adverse changes in global political and economic conditions, and related uncertainty caused by the United Kingdom’s withdrawal from the European Union and its potential impact on, among other things, the movement of goods and materials in our supply chain, additional regulatory approvals and requirements, and increased tariffs and duties.

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

•
Our existing and future variable rate indebtedness and associated interest expense is impacted by rate increases, which could adversely affect our financial health or limit our ability to borrow additional funds.

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

•
A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development, distribution facilities or raw material supply chain due to the ongoing COVID-19 pandemic, integration of acquisitions, man-made or natural disasters, cybersecurity incidents or other causes.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the second quarter of fiscal 2020 ended April 30, 2020 and the six months then ended and compare them with the same periods of fiscal 2019. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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

The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

COVID-19 Considerations

The World Health Organization has categorized the Coronavirus disease 2019 ("COVID-19") as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many of our optical retailer, hospital, medical office and fertility clinic customers have closed their facilities, restricted access, or delayed or cancelled patient visits, exams and elective medical procedures. This has had, and we believe will continue to have, an adverse effect on our sales, operating results and cash flows.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

We have taken an active role in addressing the ongoing pandemic’s impact on our employees, suppliers, distribution channels, operations and customers, including taking precautionary measures, such as implementing contingency plans, and making operational adjustments as necessary. In most locations, employees not directly involved in manufacturing and distribution are working remotely. We have taken measures to ensure the safety of our essential personnel in our manufacturing and distribution centers, and we have endeavored and continue to follow recommended actions of government and health authorities to protect our employees worldwide.

As of the date of this filing, we have not experienced any significant disruption in our manufacturing facilities. We had no significant disruption in our access to necessary raw materials and other supplies or with our distribution network; however, we have experienced higher unabsorbed fixed overhead costs, labor inefficiencies, higher cost of production and higher freight charges as a result of COVID-19. Our manufacturing and distribution operations have responded to the impacts related to COVID-19, and we have been able to continue to supply our products around the world without interruption. In the future, we may decide or need to implement additional precautionary measures or operational adjustments as we deem prudent to meet consumer demand or to help further ensure employee safety. We believe that the actions we are taking have enabled us to keep our employees safe and our supply chain intact and will help us emerge from this global pandemic operationally sound and well positioned for long-term growth.

The extent to which the global COVID-19 pandemic and related economic disruptions impact our business, results of operations, cash flow and financial condition will depend on future developments. At this time, future developments are highly uncertain, difficult to predict and largely outside of our control. These include, but are not limited to, the spread, duration and severity of the pandemic outbreak and any subsequent waves of additional outbreaks, actions taken by governments to contain the pandemic, address its impact or respond to the reduction in global and local economic activity, and how quickly and to what extent normal economic and operating conditions can resume. We have and will continue to closely monitor the developments relating to the COVID-19 pandemic and the responses from governments and private sector participants and their respective impacts on our Company and on our customers, suppliers, vendors and business partners.

For more information on the risks associated with the COVID-19 pandemic, refer to Part II, Item 1A, "Risk Factors" herein.
Second Quarter Highlights

•	Gross profit $323.5 million, down 25% from $432.6 million in the prior year period, primarily due to the negative impact of COVID-19 on revenue

•	Operating income $28.6 million down 81% from $146.9 million in the prior year period

•	Diluted earnings per share of $0.23, down 91% from $2.45 per share in the prior year period

•	Cash provided by operations $25.8 million, compared to $214.8 in the prior year period.
Six Months Highlights

•	Gross profit $750.0 million, down 12% from $851.1 million in the prior year period, primarily due to negative impact of COVID-19 on revenue

•	Operating income $139.7 million, down 46% from $257.8 million in the prior year period

•	Diluted earnings per share of $2.05, down 55% from $4.52 per share in the prior year period

•	Cash provided by operations $155.5 million, compared to $316.6 million in the prior year period.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, the impact, risks and uncertainty relating to the global COVID-19 pandemic and related economic disruptions, as further described in the “COVID-19 Considerations” section above and in the “Risk Factors” section in Part II, Item 1A of this filing, have adversely affected our sales, cash flow and current performance and are likely to further adversely affect our future sales, cash flow and performance. Additionally, other events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, changes in tax legislation,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

debt concerns, the uncertainty during and after the transition period following the United Kingdom's withdrawal from the European Union, changes to existing regulations and new regulations, global trade barriers including additional tariffs and the trend of consolidations within the health care industry could impact our current performance and continue to represent a risk to our future performance.
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
CooperSurgical acquired the following entity during the six months ended April 30, 2020:

•	A privately-held distributor of IVF medical devices and systems on December 13, 2019.
CooperSurgical acquired the following entity during the six months ended April 30, 2019:

•	Incisive Surgical Inc. on December 31, 2018 - a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure.

Capital Resources - At April 30, 2020, we had $79.8 million in unrestricted cash, primarily held outside the United States, and $793.8 million available under our 2020 Credit Agreement. The $850.0 million term loan entered into on April 1, 2020, and the $500.0 million term loan entered into on September 27, 2019 and amended on April 1, 2020, remain outstanding as of April 30, 2020.
See Note 6. Debt of the Consolidated Condensed Financial Statements for additional information.
Considering recent market conditions and the ongoing COVID-19 pandemic crisis, we have re-evaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flow from operating activities and cash available under our 2020 Credit Agreement will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the consolidated condensed financial statements included in this quarterly report. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds will be obtained through the incurrence of additional

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

Transition from LIBOR

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. Further, in March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company has material contracts that are indexed to LIBOR and is continuing to monitor this activity and evaluate the related risk. We are continuing to evaluate the scope of impacted contracts and the potential impact. We are also monitoring the developments regarding alternative rates and may amend certain contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of agreements potentially indexed to LIBOR is material, we are not yet able to reasonably estimate the expected impact.

Selected Statistical Information – Percentage of Net Sales

	Three Months			Six Months
	Percentage of Net Sales		2020 vs 2019 % Change in Absolute Values	Percentage of Net Sales		2020 vs 2019 % Change in Absolute Values
Periods Ended April 30,	2020	2019		2020	2019
Net sales	100%	100%	(20)%	100%	100%	(9)%
Cost of sales	38%	34%	(9)%	36%	34%	(2)%
Gross profit	62%	66%	(25)%	64%	66%	(12)%
Selling, general and administrative expense	45%	38%	(4)%	42%	39%	—%
Research and development expense	5%	3%	13%	4%	3%	10%
Amortization of intangibles	6%	6%	(8)%	6%	6%	(6)%
Gain on sale of an intangible	—%	3%	—%	—%	1%	—%
Operating income	5%	22%	(81)%	12%	20%	(46)%
Net Sales Growth by Business Unit

Periods Ended April 30,	Three Months				Six Months
($ in millions)	2020	2019	Increase / (Decrease)	2020 vs 2019 % Change	2020	2019	Increase / (Decrease)	2020 vs 2019 % Change
CooperVision	$402.2	$484.2	$(82.0)	(17)%	$887.4	$954.3	$(66.9)	(7)%
CooperSurgical	122.7	170.1	(47.4)	(28)%	283.7	328.1	(44.4)	(14)%
Net sales	$524.9	$654.3	$(129.4)	(20)%	$1,171.1	$1,282.4	$(111.3)	(9)%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Category

Three Months Ended April 30, ($ in millions)	2020	2019	2020 vs 2019 % Change
Toric	$133.6	$155.3	(14)%
Multifocal	45.1	49.7	(9)%
Single-use spheres	116.1	135.3	(14)%
Non single-use sphere, other	107.4	143.9	(25)%
	$402.2	$484.2	(17)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,
($ in millions)	2020	2019	2020 vs 2019 % Change
Toric	$288.7	$301.3	(4)%
Multifocal	96.9	98.7	(2)%
Single-use spheres	254.2	267.3	(5)%
Non single-use sphere, other	247.6	287.0	(14)%
	$887.4	$954.3	(7)%
In the three and six months ended April 30, 2020:

•
The COVID-19 pandemic has negatively impacted our business and has resulted in reduction of revenues in both the three and six month periods of 17% and 7%, respectively, compared to the corresponding periods in the prior year. Customers have either slowed down purchases or delayed orders due to a desire to reduce inventories, reduced contact lens wear driven by limited social interaction and lack of patient access on account of office closures. We experienced downward pressure on revenue when major markets started closing as social restrictions were put in place and the offices of many health care providers were closed.

•	Toric lenses declined primarily due to lower sales of Biofinity, Biomedics, Proclear and partially offset by higher sales of MyDay

•	Multifocal lenses declined primarily due to lower sales of Biofinity and Proclear

•	Single-use sphere lenses reduction was primarily attributed to decrease in Proclear, Biomedics, clariti lenses partially offset by an increase in MiSight sales

•	Non-single-use spheres decreased due to lower Biofinity and Biomedics sphere sales

•	"Other" products primarily include lens care which represented approximately 2% of net sales in the three and six months ended April 30, 2020, and in prior year comparative periods

•
There was a decrease in sales of silicone hydrogel products including older hydrogel products. Total silicone hydrogel products decreased by 15% and 4% in three and six months ended, respectively, representing 73% of net sales in the three and six months ended April 30, 2020 compared to 71% in the three and six months ended April 30, 2019

•
Foreign exchange rates negatively impacted sales by approximately $7.5 million and $9.7 million in the three and six months ended, respectively, primarily attributable to fluctuations in the Euro, compared to $22.3 million and $35.6 million in prior year periods. In the three and six months ended April 30, 2020, net sales decreased 15% and 6% in constant currency over the prior year periods

•	Sales reduction was primarily driven by a decrease in the volume of lenses sold. Average realized prices by product did not materially influence sales

•
We expect to continue seeing downward pressure on revenues if the COVID-19 pandemic continues, optical retailers and healthcare centers continue to restrict access, and social distancing measures continue.

CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2020	2019	2020 vs 2019 % Change	2020	2019	2020 vs 2019 % Change
Americas	$149.6	$193.4	(23)%	$339.0	$369.4	(8)%
EMEA	154.1	181.1	(15)%	341.1	365.4	(7)%
Asia Pacific	98.5	109.7	(10)%	207.3	219.5	(6)%
	$402.2	$484.2	(17)%	$887.4	$954.3	(7)%
CooperVision's regional reduction in Americas, EMEA and Asia Pacific was primarily attributable to disruption from COVID-19 pandemic. The COVID-19 virus had spread beyond Asia into different geographies including the United States and Europe, and the number of shelter-in-place directives issued by local authorities increased, resulting in negative impact on regional revenues. We expect to continue seeing downward pressure on revenues if the COVID-19 pandemic continues, optical retailers and healthcare centers continue to restrict access, and social distancing measures continue.
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
The chart below shows the percentage of net sales of office and surgical products and fertility.

Three Months Ended April 30, ($ in millions)	2020	2019	2020 vs 2019 % Change
Office and surgical products	$69.6	$105.7	(34)%
Fertility	53.1	64.4	(17)%
	$122.7	$170.1	(28)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,
($ in millions)	2020	2019	2020 vs 2019 % Change
Office and surgical products	$168.0	$201.4	(17)%
Fertility	$115.7	$126.7	(9)%
	$283.7	$328.1	(14)%

In the three and six months ended April 30, 2020:

•
We have experienced COVID-19 pandemic-related economic disruptions and decline in revenues during the three and six months ended April 30, 2020. We experienced downward pressure on revenue when major markets started closing as social restrictions were put in place and the offices of many health care providers were closed. In response to the COVID-19 pandemic, as a precautionary measure, many health care facilities and medical offices were closed or restricted access and many surgeries and elective medical procedures and exams have been deferred or cancelled. Further, there has been a significant reduction in physician office visits, and healthcare centers have postponed or cancelled capital purchases.

•
Office and surgical products decreased compared to the prior year periods mainly due to reduction in Paragard sales compared to prior year periods. Further, there has been a reduction in revenue from other surgical products such as Uterine Manipulators, Surgical Retractors, Closure products and Filshie Clip system, partially offset by an increase in revenue from acquired products of Incisive Surgical and Endosee products

•	Fertility net sales declined compared to the prior year periods mainly due to reduction in revenue from PGS/PGD testing, IVF consumables and IVF equipment

•
Foreign exchange rates negatively impacted sales by approximately $1.4 million and $2.1 million in the three and six months ended, respectively, primarily attributable to fluctuations in the Danish Krone, compared to $3.7 million and $6.0 million in the prior year periods. In the three and six months of 2020, net sales decreased 27% and 13% in constant currency over the prior year periods

•	We expect to continue seeing downward pressure on revenues if the COVID-19 pandemic continues, hospitals and healthcare centers continue to restrict access, and social distancing measures continue.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Gross Margin

Gross Profit Percentage of Net Sales	Three Months		Six Months
Periods Ended April 30,	2020	2019	2020	2019
CooperVision	62%	66%	64%	66%
CooperSurgical	61%	67%	65%	68%
Consolidated	62%	66%	64%	66%

Our gross margins have declined across our businesses mainly from lower sales volume of high margin products and some unabsorbed fixed overhead costs, labor inefficiencies, higher manufacturing costs and higher freight costs as a result of the economic impact of the COVID-19 pandemic.
CooperVision's gross margin decreased in the three and six months ended April 30, 2020 compared to fiscal 2019 due to:

•	$16.2 million and $22.0 million of costs respectively, primarily related to incremental costs associated with the impact of the COVID-19 pandemic and other manufacturing related costs

•	the unfavorable impact to margin from changes in product mix; and

•	acquisition, integration and manufacturing related costs of $3.6 million and $4.7 million included in three and six months ended April 30, 2019, respectively.
CooperSurgical's decrease in gross margin in the three and six months ended April 30, 2020 compared to fiscal 2019 due to:

•	$5.9 million and $8.5 million of costs respectively, primarily incremental costs associated with the impact of the COVID-19, integration costs and higher inventory reserves; and

•	acquisition, integration and manufacturing related costs of $4.1 million and $8.3 million included in the three and six months ended April 30, 2019.

Selling, General and Administrative Expense (SGA)

Three Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$160.8	40%	$169.0	35%	(5)%
CooperSurgical	62.9	51%	68.1	40%	(7)%
Corporate	13.5	—	9.7	—	40%
	$237.2	45%	$246.8	38%	(4)%

Six Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$333.2	38%	$337.7	35%	(1)%
CooperSurgical	135.3	48%	136.9	42%	(1)%
Corporate	27.0	—	22.2	—	22%
	$495.5	42%	$496.8	39%	—%

SGA expense decreased and remained relatively flat in the three and six months ended April 30, 2020, respectively, mainly due to reductions in advertising & marketing initiatives, lower distribution costs and lower travel expenses as a result of the COVID-19 pandemic. As a percentage of sales, SGA increased in the three and six months ended April 30, 2020 compared to fiscal 2019.
CooperVision's SGA decreased in the three and six months ended April 30, 2020 compared to fiscal 2019 due to lower distribution, selling expenses and lower integration activities. CooperVision's SGA in the three and six months ended April 30, 2020 included costs primarily related to integration activities of $0.8 million and $1.4 million respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision's SGA in the prior year periods included $2.1 million and $4.5 million of integration and third-party consulting costs, in the three and six months ended April 30, 2019, respectively.
The decrease in CooperSurgical's SGA in the three and six months ended April 30, 2020 compared to fiscal 2019 was primarily due to lower selling expenses and savings from reduced headcount and lower travel expenses. CooperSurgical's SGA in the three and six months ended April 30, 2020, included integration expenses and European Medical Devices Regulation costs of $4.4 million and $10.5 million respectively. CooperSurgical's SGA in the prior year periods included $4.0 million and $12.4 million of primarily acquisition and integration expenses of acquired companies, as well as third-party consulting costs, in the three and six months ended April 30, 2019 respectively.
The increase in Corporate SGA in the three and six months ended April 30, 2020 compared to fiscal 2019 was primarily due to higher share-based compensation expense.
Research and Development Expense (R&D)

Three Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$12.8	3%	$12.9	3%	(1)%
CooperSurgical	11.0	9%	8.1	5%	35%
	$23.8	5%	$21.0	3%	13%

Six Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$25.9	3%	$26.5	3%	(2)%
CooperSurgical	20.1	7%	15.5	5%	30%
	$46.0	4%	$42.0	3%	10%
In the three months and six months ended April 30, 2020:

•
CooperVision's R&D decreased in the three and six months ended April 30, 2020 compared to fiscal 2019, mainly due to timing of clinical studies. As a percentage of sales, R&D expense remained flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.

•
The increase in CooperSurgical's R&D in the three and six months ended April 30, 2020 compared to fiscal 2019 was primarily due to increased investment activities in developing new products and services and upgrades of existing products. CooperSurgical has not paused research programs during the COVID-19 pandemic and has increased its spend to accelerate innovations in key investment areas and support our long term objectives. As a percentage of sales, R&D expense increased. CooperSurgical's R&D activities include diagnostics, IVF product development and the design and upgrade of surgical procedure devices.

Amortization Expense

Three Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$7.8	2%	$10.8	2%	(28)%
CooperSurgical	26.1	21%	26.1	15%	—%
	$33.9	6%	$36.9	6%	(8)%

Six Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$16.4	2%	$21.2	2%	(23)%
CooperSurgical	52.4	18%	52.3	16%	—%
	$68.8	6%	$73.5	6%	(6)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision amortization expense decreased in the three and six months ended April 30, 2020 compared to fiscal 2019 due to certain intangible assets becoming fully amortized.
CooperSurgical's amortization expense remained relatively flat.
Gain on sale of an Intangible Asset
In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right for $21.0 million and recognized a gain of $19.0 million.

Operating Income

Three Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$67.7	17%	$125.5	26%	(46)%
CooperSurgical	(25.6)	(21)%	31.1	18%	(182)%
Corporate	(13.5)	—	(9.7)	—	40%
	$28.6	5%	$146.9	22%	(81)%

Six Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$190.6	21%	$241.7	25%	(21)%
CooperSurgical	(23.9)	(8)%	38.3	12%	(162)%
Corporate	(27.0)	—	(22.2)	—	22%
	$139.7	12%	$257.8	20%	(46)%

The operating income for the three and six months ended April 30, 2020 was primarily impacted by the COVID-19 pandemic which resulted in a decrease to revenue and additional expenses due to COVID-19 related costs as discussed above.

CooperVision operating income decreased as a percentage of net sales and in absolute dollars in the three and six months ended April 30, 2020 compared to fiscal 2019 primarily due to a decrease in net sales partially offset by a decrease in operating expenses and a decrease in amortization expenses.

CooperSurgical operating income decreased as a percentage of net sales and in absolute dollars in the three and six months ended April 30, 2020 compared to fiscal 2019 primarily due to a decrease in net sales and higher R&D expenses to support growth partially offset by a decrease in operating expenses. Prior year CooperSurgical three and six months operating income included a $19.0 million gain realized on the sale of an exclusive distribution right for $21.0 million.

The increase of Corporate operating loss in the three and six months ended April 30, 2020 compared to fiscal 2019 was primarily due to higher stock-based compensation expense.

On a consolidated basis, operating income decreased in absolute dollars and as a percentage of net sales primarily due to the negative impact of COVID-19, as discussed above.
Interest Expense

Three Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
Interest expense	$12.8	2%	$18.5	3%	(31)%

Six Months Ended April 30, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
Interest expense	$24.4	2%	$36.6	3%	(33)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense decreased as a percentage of net sales and in absolute dollars primarily due to lower average debt balances and lower interest rates compared to the prior year period, partially offset by the write-off of debt issuance costs.

Other Expense (Income), Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2020	2019	2020	2019
Foreign exchange loss (gain)	$2.4	$0.4	$3.8	$(0.1)
Other Expense (Income), net	4.4	(0.1)	5.1	(0.6)
	$6.8	$0.3	$8.9	$(0.7)
Foreign exchange loss (gain) primarily resulted from the revaluation and settlement of foreign currency-denominated balances.
Other expense (income) increased in the three and six months ended April 30, 2020, primarily due to non-consolidated subsidiary investments charges during the period.
Provision for Income Taxes
The Company's effective tax rates were a benefit of 27.7% and expense of 4.5% for the second quarter of fiscal 2020 and 2019, respectively and an expense of 4.2% and a benefit of 1.7% for the first six months of fiscal 2020 and 2019, respectively. The decrease in the effective tax rate for the second quarter of fiscal 2020 compared to fiscal 2019 was primarily due to the significant drop of actual quarterly PBT (Profit before tax) due to the market volatility and instability as a result of the COVID-19 pandemic. The Company’s effective tax rate for the first six months of fiscal year 2020 was higher than 2019, mainly due to settlement of tax audits, revisions to the provisional tax charges relating to the 2017 Act and excess tax benefits from share-based compensation that favorably impacted the 2019 effective tax rate. The Company’s effective tax rate for the second quarter of fiscal 2020 was lower than the U.S statutory tax rate as a result of the discrete tax benefits mainly from stock compensation excess tax benefit and a favorable mix of income from foreign jurisdictions with preferential tax rates.
Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2020	2019	2020	2019
Selling, general and administrative expense	$8.3	$6.1	$17.0	$15.3
Cost of sales	1.1	1.4	2.1	2.9
Research and development expense	0.6	0.9	1.2	1.9
Total share-based compensation expense	$10.0	$8.4	$20.3	$20.1
Related income tax benefit	$1.1	$1.1	$2.5	$2.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Second Quarter Highlights

•	Operating cash flow was $25.8 million compared to $214.8 million in the prior year period

•	Expenditures for purchases of property, plant and equipment were $89.3 million compared to $52.7 million in the prior year period

•	Cash provided by operations $25.8 million offset by capital expenditures $89.3 million resulted in negative free cash flow of $(63.5) million, down 139% compared to the prior year period.
Six-Month Highlights

•	Operating cash flow was $155.5 million compared to $316.6 million in the prior year period

•	Expenditures for purchases of property, plant and equipment were $158.3 million compared to $131.9 million in the prior year period

•	Cash payments for acquisitions and others, of $11.2 million, compared to $50.8 million in the prior year period.

•	Cash provided by operations $155.5 million offset by capital expenditures $158.3 million resulted in negative free cash flow of $(2.8) million, down 102% compared to the prior year period.
Comparative Statistics

($ in millions)	April 30, 2020	October 31, 2019
Cash and cash equivalents	$79.8	$89.0
Total assets	$6,510.0	$6,274.5
Working capital	$140.9	$52.8
Total debt	$1,899.3	$1,826.3
Stockholders' equity	$3,627.4	$3,628.6
Ratio of debt to equity	0.52:1	0.50:1
Debt as a percentage of total capitalization	34%	33%
Working Capital
The increase in working capital at April 30, 2020 from the end of fiscal 2019 was primarily due to:

•
decrease in other current liabilities $67.8 million primarily due to timing of payments and a reduction in fiscal 2020 customer rebate accruals due to the decrease in sales resulting from the COVID-19 pandemic

•	decrease in accounts payable $21.4 million due to timing of payments

•	decrease in employee compensation and benefits of $18.4 million

•	increase in inventories $61.3 million; and

•	increase in prepaid expense and other current assets $17.2 million; partially offset by

•	decrease in trade accounts receivable $66.5 million due to lower sales and timing of collections; and

•	recognition of current operating lease liabilities $31.5 million on adoption of ASC 842 Leases
At April 30, 2020, our inventory months on hand were 8.5 compared to 6.4 at October 31, 2019. The $61.3 million increase in inventories was primarily due to lower sales.
Our days sales outstanding (DSO) increased to 67 days at April 30, 2020, compared to 56 days at October 31, 2019, primarily due to lower sales and timing of collections.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Operating Cash Flow

Cash provided by operating activities decreased by $161.1 million from $316.6 million during the first half of fiscal 2019 to $155.5 million in the first half of fiscal 2020. This decrease in cash flow provided by operating activities primarily consists of:

•	decrease in net income of $123.5 million from a net income of $225.5 million in the first half of fiscal 2019 to $102.0 million in the first half of fiscal 2020; and

•
increase of $100.1 million in net cash outflow from changes in operating capital, from $19.7 million outflow in the first half of fiscal 2019 to $119.8 million outflow in the first half of fiscal 2020, partially offset by;

•	increase of $43.6 million in non-cash items, from $(9.7) million during the first half of fiscal 2019 to $33.9 million during the first half of fiscal 2020.

The decrease in net income of $123.5 million was caused primarily by the negative impact of COVID-19 on sales, higher unabsorbed fixed overhead costs, labor inefficiencies, higher cost of production and higher freight charges, partially offset by decrease in operating expenses.

The $100.1 million decrease in the net cash flow from changes in operating capital compared to the prior year period is primarily due to:

•
$71.7 million decrease in the net changes in accrued liabilities and other primarily due to impact from adoption of ASC 842, Leases and a reduction in customer rebate accruals as a result of the decrease in sales

•	$43.6 million decrease in the net changes in prepayments and other assets primarily due to the refund of the prepayment made to the U.K. Tax Authorities in the prior year period

•	$36.8 million decrease in the net changes in inventories primarily due to lower sales

•	$24.9 million decrease in the net changes in income tax payable, partially offset by;

•	$88.7 million increase in the net changes in trade and other receivables primarily from decrease in accounts receivable due to lower sales and timing of collections.

The $43.6 million increase in non-cash items compared to the prior year period was primarily due to:

•	increase of $26.1 million driven by net changes in long term tax liabilities, deferred taxes and defined benefit pension

•	$16.0 million in non-cash lease expense

Investing Cash Flow

Cash used in investing activities decreased by $13.2 million to $169.5 million in the first half of fiscal 2020 from $182.7 million in the first half of fiscal 2019 due to:

•
decrease of $39.6 million in payments made for acquisitions in the first half of fiscal 2020 compared to the prior year period, largely due to the acquisition of Incisive Surgical Inc. and Blanchard Contact Lenses in the first half of fiscal 2019, partially offset by;

•	increase of $26.4 million in capital expenditures primarily used to invest in the expansion of our manufacturing capacity.

Financing Cash Flow

Cash flows from financing activities increased by $117.1 million to $8.4 million cash inflow in the first half of fiscal 2020 compared to $108.7 million outflow in the first half of fiscal 2019, primarily due to:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

•	$1,437.2 million increase in proceeds from long-term debt, primarily due to funds received from the Revolving Credit and Term Loan Agreement entered into on April 1, 2020, partially offset by;

•	$842.5 million increase in repayments of long-term debt, primarily related to termination of 2017 Term Loan Agreement and the 2016 Credit Agreement

•	$427.4 million decrease in net proceeds from short-term debt, primarily due to $400 million short term loan taken on November 1, 2018.
On April 1, 2020, the Company entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among the Company and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.290 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. In addition, the Company has the ability from time to time to request an increase to the size of the revolving credit facility or establish one or more new term loans under the term loan facility in an aggregate amount up to $1.605 billion, subject to the discretionary participation of the lenders.

On April 1, 2020, in connection with the Company’s entry into the 2020 Credit Agreement, the Company terminated the 2017 Term Loan Agreement and the 2016 Credit Agreement. In connection with the termination, all borrowings outstanding under the 2017 Term Loan Agreement and the 2016 Credit Agreement were repaid.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of April 30, 2020:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$495.0	$1.2	$793.8	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2019 Term Loan	500.0	500.0	n/a	—	September 25, 2020
Total	$2,640	$1,845	$1.2	$793.8

The 2020 Credit Agreement and the 2019 Term Loan Agreement contain customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio. As defined, in the 2020 Credit Agreement and the 2019 Term Loan Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At April 30, 2020, we were in compliance with the Interest Coverage Ratio at 15.00 to 1.00 and the Total Leverage Ratio at 2.18 to 1.00.
See Note 6. Debt of the Consolidated Condensed Financial Statements for additional information.

While the potential economic impact resulting from the COVID-19 pandemic and the duration of the pandemic's impact are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In consideration of the significant uncertainty created by the COVID-19 pandemic, we are continuing to assess our liquidity and anticipated capital requirements. Notwithstanding the significant uncertainty created by the COVID-19 pandemic, we believe future cash flow from operating activities and availability under our 2020 Credit Agreement will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the consolidated condensed financial statements included in this quarterly report. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

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

During the second quarter of fiscal 2020, we repurchased 160.8 thousand shares of the Company's common stock for $47.8 million, at an average purchase price of $296.88 per share. There was no share repurchase activity during the first quarter of fiscal 2020. During the first half of fiscal 2019, we repurchased 24.5 thousand shares of our common stock for $6.1 million at an average purchase price of $248.70 per share. At April 30, 2020, $359.7 million remains authorized for repurchase under the program.

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
Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. General of the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen, Danish krone denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and LIBOR. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. On April 6, 2020, we entered into six interest rate swap contracts to hedge variable cash flows associated with LIBOR. The interest rate swap contracts became effective on April 6, 2020 and have maturities of seven years or less with a total notional amount of $1.5 billion. The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of October 31, 2019.
On September 27, 2019, we extended the maturity of the 2018 Term Loan Agreement to September 25, 2020 and increased the amount to $500.0 million (as so amended, the 2019 Term Loan Agreement). We used the additional funds to partially repay outstanding borrowings under the 2017 Term Loan Agreement. At April 30, 2020, the Company had $500 million outstanding under the 2019 Term Loan Agreement.
On November 1, 2017, in connection with the PARAGARD acquisition, we entered into a five-year, $1.425 billion, senior unsecured term loan agreement (the 2017 Term Loan Agreement) by and among us, the lenders party thereto and DNB Bank ASA, New York Branch, as administrative agent which matures on November 1, 2022. We used part of the facility to fund the PARAGARD acquisition and used the remainder of the funds to partially repay outstanding borrowings under our revolving credit agreement. On April 1, 2020, in connection with the Company’s entry into the 2020 Credit Agreement, the Company terminated the 2017 Term Loan Agreement. In connection with the termination, all borrowings outstanding under the 2017 Term Loan Agreement were repaid.
On March 1, 2016, the Company entered into a Revolving Credit and Term Loan Agreement (the 2016 Credit Agreement), among the Company, CooperVision International Holding Company, LP, the lenders party thereto and KeyBank National Association, as administrative agent. The 2016 Credit Agreement provides for a multi-currency revolving credit facility in an aggregate principal amount of $1.0 billion (the 2016 Revolving Credit Facility) and a term loan facility in an aggregate principal amount of $830.0 million (the 2016 Term Loan Facility), each of which, unless terminated earlier, mature on March 1, 2021. In addition, the Company has the ability from time to time to request an increase to the size of the 2016 Revolving Credit Facility or establish one or more new term loans under the 2016 Term Loan Facility in an aggregate amount up to $750.0 million, subject to the discretionary participation of the lenders. On April 1, 2020, in connection with the Company’s entry into the 2020 Credit Agreement, the Company terminated the 2016 Credit Agreement. In connection with the termination, all letters of credit outstanding under the 2016 Credit Agreement were transferred to the 2020 Credit Agreement.
If interest rates were to increase or decrease by 1% or 100 basis points, quarterly interest expense would increase or decrease by approximately $0.7 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the second quarter of fiscal 2020.

See Note 6. Debt of the Consolidated Condensed Financial Statements for additional information.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our second quarter of fiscal 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. In the first half of fiscal 2020, we updated some of our risk factors as described below. There are no other material changes in our risk factors from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2019.

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

Our results of operations have been adversely affected, and our results of operations, cash flow and financial condition could be materially adversely affected in the future, by the global COVID-19 coronavirus pandemic and related economic disruptions.

The current global pandemic caused by the spread of the novel strain of coronavirus referred to as “COVID-19" has negatively impacted business and healthcare activity globally and has created significant volatility, uncertainty and economic disruption within the markets in which we operate. The pandemic has adversely affected and is likely to further adversely affect nearly all aspects of our business and markets, including our sales, operations, cash flow and workforce and the operations of our customers, suppliers, vendors and business partners. Among other things, many of our optical retailer, hospital, medical office and fertility clinic customers have closed their facilities, restricted access, or delayed or cancelled patient visits, exams and elective medical procedures in response to the pandemic, which has resulted in reduced demand for and sales of our products and services.

If the COVID-19 pandemic continues and conditions worsen, our results of operations, cash flow and financial condition could be materially adversely affected in numerous ways, including, but not limited to, decreased revenues from sales of our products and services due to customer facility closures, restricted access and reduced patient visits, exams and elective medical procedures; disruption in the manufacture and distribution of our products, including increased manufacturing and distribution costs, reduced manufacturing capacity and inadequate inventory levels; increased risk of inventory that may expire; write-offs or obsolescence of inventory, equipment or other assets; disruptions to our raw material and product suppliers and broader supply chain and distribution systems; delays in our clinical trials which could negatively impact our new product pipeline milestones and regulatory clearances and approvals; extended delays in or defaults on payments of outstanding receivables; insolvency of customers, suppliers, vendors and business partners; an inability to access lending, capital markets and other sources of liquidity when needed on reasonable terms or at all; an inability to comply with financial covenants in our debt agreements; and future restructuring, impairment and other charges.

The extent to which the COVID-19 pandemic and related economic disruptions impact our business, results of operations, cash flow and financial condition will depend on future developments, which are highly uncertain, difficult to predict and largely outside of our control, including, but not limited to, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks after the initial outbreak has subsided; the impact on our customers and suppliers; the actions taken by the U.S. and foreign governments to contain the pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse effects on our results of operations and financial condition. In addition to the other information set forth in this report, you should carefully consider the known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2019 which may be heightened by the COVID-19 pandemic and related economic disruption and could materially adversely affect our business.

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
The Company's share repurchase activity during the three-month period ended April 30, 2020, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
2/1/20 - 2/29/20	—	$—	—	$407,400,000
3/1/20 - 3/31/20	—	$—	—	$407,400,000
4/1/20 - 4/30/20	160,850	$296.88	160,850	$359,700,000
Total	160,850	$296.88	160,850

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

During the second quarter of fiscal 2020, we repurchased 160.8 thousand shares of the Company's common stock for $47.8 million, at an average purchase price of $296.88 per share. There was no share repurchase activity during the first quarter of fiscal 2020. There was no share repurchase activity during the six months ended April 30, 2019.

At April 30, 2020, approximately $359.7 million remained authorized under the 2012 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1
Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2020.

10.2
Amendment No. 2 to Loan Agreement, dated as of April 1, 2020, among the Company, the lenders party thereto, and PNC Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 2, 2020.

10.3	The Cooper Companies, Inc. 2020 Long-Term Incentive Plan for Non-Employee Directors, incorporated by reference to the Company's Proxy Statement filed February 4, 2020.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months period ended April 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 5, 2020	/s/ Brian G. Andrews
Brian G. Andrews
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: June 5, 2020	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)