Form 10-Q
period 2020-07-31
COOPER COMPANIES, INC.
filed 2020-09-04
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On August 28, 2020, 53,340,401 shares of Common Stock, $.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Periods Ended July 31,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2020	2019	2020	2019
Net sales	$578.2	$679.4	$1,749.3	$1,961.8
Cost of sales	217.4	228.7	638.5	660.0
Gross profit	360.8	450.7	1,110.8	1,301.8
Selling, general and administrative expense	232.8	249.8	728.3	746.6
Research and development expense	21.8	21.5	67.8	63.4
Amortization of intangibles	34.2	37.2	103.0	110.7
Gain on sale of an intangible	—	—	—	(19.0)
Operating income	72.0	142.2	211.7	400.1
Interest expense	5.7	16.7	30.1	53.3
Other (income) expense, net	(0.1)	(1.5)	8.8	(2.1)
Income before income taxes	66.4	127.0	172.8	348.9
Provision for income taxes (Note 7)	11.2	6.9	15.6	3.2
Net income	$55.2	$120.1	$157.2	$345.7
Earnings per share (Note 8):
Basic	$1.13	$2.43	$3.20	$7.00
Diluted	$1.12	$2.40	$3.17	$6.91
Number of shares used to compute earnings per share:
Basic	49.1	49.5	49.1	49.4
Diluted	49.5	50.1	49.6	50.0
Other comprehensive income, net of tax:
Cash flow hedges	$(4.6)	—	$(18.1)	—
Foreign currency translation adjustment	72.7	(65.2)	20.5	(51.1)
Comprehensive income	$123.3	$54.9	$159.6	$294.6

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	July 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$127.4	$89.0
Trade accounts receivable, net of allowance for doubtful accounts of $11.9 at July 31, 2020 and $16.4 at October 31, 2019	450.5	435.3
Inventories (Note 4)	594.9	506.9
Prepaid expense and other current assets	148.5	132.2
Total current assets	1,321.3	1,163.4
Property, plant and equipment, at cost	2,401.8	2,193.9
Less: accumulated depreciation and amortization	1,164.1	1,061.8
	1,237.7	1,132.1
Operating lease right-of-use assets (Note 2)	258.9	—
Goodwill (Note 5)	2,445.0	2,428.9
Other intangibles, net (Note 5)	1,311.4	1,405.3
Deferred tax assets	80.1	78.0
Other assets	94.0	66.8
Total assets	$6,748.4	$6,274.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 6)	$552.6	$563.7
Accounts payable	180.2	150.1
Employee compensation and benefits	108.4	104.7
Operating lease liabilities	32.3	—
Other current liabilities	255.2	292.1
Total current liabilities	1,128.7	1,110.6
Long-term debt (Note 6)	1,327.8	1,262.6
Deferred tax liabilities	28.5	28.0
Long-term tax payable	162.1	124.8
Operating lease liabilities	236.6	—
Accrued pension liability and other	104.3	119.9
Total liabilities	$2,988.0	$2,645.9
Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 53.4 at July 31, 2020 and 53.2 at October 31, 2019	5.3	5.3
Additional paid-in capital	1,637.0	1,615.0
Accumulated other comprehensive loss	(444.7)	(447.1)
Retained earnings	3,180.6	3,026.4
Treasury stock at cost: 4.3 shares at July 31, 2020 and 4.1 shares at October 31, 2019	(618.0)	(571.2)
Total Cooper stockholders’ equity	3,760.2	3,628.4
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 10)	3,760.4	3,628.6
Total liabilities and stockholders’ equity	$6,748.4	$6,274.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity (In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at November 1, 2018	49.2	$5.0	3.6	$0.3	$1,572.1	$(430.7)	$2,576.0	$(415.1)	$0.2	$3,307.8
Net income	—	—	—	—	—	—	103.2	—	—	103.2
Other comprehensive income, net of tax	—	—	—	—	—	32.7	—	—	—	32.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(9.0)	—	—	—	—	(9.0)
Treasury stock repurchase	—	—	—	—	—	—	—	(6.1)	—	(6.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	11.7	—	—	—	—	11.7
ASU 2016-16 adoption	—	—	—	—	—	—	(13.3)	—	—	(13.3)
Balance at January 31, 2019	49.3	$5.0	3.6	$0.3	$1,574.8	$(398.0)	$2,664.4	$(421.2)	$0.2	$3,425.5
Net income	—	—	—	—	—	—	122.4	—	—	122.4
Other comprehensive loss, net of tax	—	—	—	—	—	(18.6)	—	—	—	(18.6)
Issuance of common stock for stock plans, net	0.2	—	—	—	4.5	—	—	—	—	4.5
Share-based compensation expense	—	—	—	—	8.4	—	—	—	—	8.4
Balance at April 30, 2019	49.5	$5.0	3.6	$0.3	$1,587.7	$(416.6)	$2,786.8	$(421.2)	$0.2	$3,542.2
Net income	—	—	—	—	—	—	120.1	—	—	120.1
Other comprehensive loss, net of tax	—	—	—	—	—	(65.2)	—	—	—	(65.2)
Issuance of common stock for stock plans, net	0.1	—	—	—	12.2	—	—	—	—	12.2
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	7.7	—	—	—	—	7.7
Balance at July 31, 2019	49.6	$5.0	3.6	$0.3	$1,607.6	$(481.8)	$2,905.4	$(421.2)	$0.2	$3,615.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity (In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at November 1, 2019	49.1	$4.9	4.1	$0.4	$1,615.0	$(447.1)	$3,026.4	$(571.2)	$0.2	$3,628.6
Net income	—	—	—	—	—	—	90.5	—	—	90.5
Other comprehensive income, net of tax	—	—	—	—	—	16.7	—	—	—	16.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(13.2)	—	—	—	—	(13.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	9.7	—	—	—	—	9.7
Balance at January 31, 2020	49.2	$4.9	4.1	$0.4	$1,611.6	$(430.4)	$3,115.4	$(571.2)	$0.2	$3,730.9
Net income	—	—	—	—	—	—	11.5	—	—	11.5
Other comprehensive income, net of tax	—	—	—	—	—	(82.4)	—	—	—	(82.4)
Issuance of common stock for stock plans, net	0.1	—	—	—	5.0	—	—	—	—	5.0
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(47.8)	—	(47.8)
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.6	—	—	0.4	—	1.0
Share-based compensation expense	—	—	—	—	9.3	—	—	—	—	9.3
Balance at April 30, 2020	49.1	$4.9	4.3	$0.4	$1,626.5	$(512.8)	$3,126.9	$(618.6)	$0.2	$3,627.5
Net income	—	—	—	—	—	—	55.2	—	—	55.2
Other comprehensive loss, net of tax	—	—	—	—	—	68.1	—	—	—	68.1
Issuance of common stock for stock plans, net	—	—	—	—	0.4	—	—	—	—	0.4
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.4	—	—	0.6	—	1.0
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	9.7	—	—	—	—	9.7
Balance at July 31, 2020	49.1	$4.9	4.3	$0.4	$1,637.0	$(444.7)	$3,180.6	$(618.0)	$0.2	$3,760.4

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In millions, unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$157.2	$345.7
Depreciation and amortization	210.0	210.2
Gain on sale of an intangible	—	(19.0)
Increase in operating capital	(155.9)	(22.1)
Other non-cash items	57.0	(1.5)
Net cash provided by operating activities	268.3	513.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(203.4)	(207.3)
Acquisitions of businesses and assets, net of cash acquired, and other	(17.9)	(59.1)
Net cash used in investing activities	(221.3)	(266.4)
Cash flows from financing activities:
Proceeds from long-term debt	2,086.4	576.8
Repayments of long-term debt	(2,022.8)	(1,140.8)
Net (repayments) proceeds from short-term debt	(13.0)	351.8
Net (payments) proceeds related to share-based compensation awards	(7.8)	7.7
Dividends on common stock	(1.5)	(1.5)
Repurchase of common stock	(47.8)	(6.1)
Issuance of common stock for employee stock purchase plan	1.8	—
Debt issuance costs	(5.5)	(0.2)
Net cash used in financing activities	(10.2)	(212.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.0	(1.6)
Net increase in cash, cash equivalents and restricted cash	38.8	33.0
Cash, cash equivalents and restricted cash at beginning of period	89.5	80.2
Cash, cash equivalents and restricted cash at end of period	$128.3	$113.2
Reconciliation of cash flow information:
Cash and cash equivalents	$127.4	$112.7
Restricted cash included in other current assets	0.9	0.5
Total cash, cash equivalents and restricted cash	$128.3	$113.2

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

Estimates

The World Health Organization categorized the Coronavirus disease 2019 (COVID-19) as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners & retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. This has had, and we believe will continue to have, an adverse effect on our sales, operating results and cash flows.
The preparation of Consolidated Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company and the uncertain future impacts of the COVID-19 pandemic and related economic disruptions. The extent to which the COVID-19 pandemic and related economic disruptions impact our business and financial results will depend on future developments including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity;

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

•	allowance for doubtful accounts and credit losses

•	carrying value of inventory

•	the carrying value of goodwill and other long-lived assets.
There was not a material impact to the above estimates in the Company’s Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2020. The Company continually monitors and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Consolidated Condensed Financial Statements in future reporting periods.
Accounting Pronouncements Recently Adopted

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) which includes amendments to certain of its rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. Among other changes, the amendments impact SEC rules relating to (1) the definition of “significant” subsidiaries, (2) requirements to provide financial statements for “significant” acquisitions, and (3) revisions to the formulation and usage of pro forma financial information. The final rule is effective on January 1, 2021; however, voluntary early adoption is permitted. The Company early adopted the provisions of the final rule in the third quarter of fiscal 2020. The guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

As of July 31, 2020, the aggregate balances of lease right-of-use assets and lease liabilities were $258.9 million and $271.0 million, respectively. The standard did not affect our Consolidated Statements of Income and Comprehensive

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Income or Consolidated Condensed Statements of Cash Flows. We will continue to disclose comparative reporting periods prior to November 1, 2019 under the previous accounting guidance, ASC 840 Leases.
Accounting Pronouncements Issued Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, “Topic 326”), ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning November 01, 2020. Early adoption is permitted. We are currently evaluating the impact of Topic 326 on our Consolidated Condensed Financial Statements.

The Company's exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage or governmental and insurance reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant credit losses, it is possible that there could be an adverse impact as cash flows are impacted by responses of customers to the COVID-19 pandemic.

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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, which means it will be effective for our fiscal year beginning November 1, 2022. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our Consolidated Condensed Financial Statements.
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

Commitments under finance lease arrangements of $2.1 million as of July 31, 2020 are not significant and are not included in the disclosure tables below.
The following table presents information about leases on the Consolidated Condensed Balance Sheet:

(In millions)	July 31, 2020
Operating Leases
Operating lease right-of-use assets	$258.9

Operating lease liabilities, current	32.3
Operating lease liabilities, non-current	236.6
Total operating lease liabilities	$268.9

Weighted average remaining lease term (in years)	11.3
Weighted average discount rate	3%

The following table presents information about lease expense in our Consolidated Statements of Income and Comprehensive Income:

Periods Ended July 31,	Three Months	Nine Months
(In millions)	2020	2020
Operating lease expense	$10.6	$30.2
Short-term lease expense	1.1	3.3
Variable lease expense	$0.5	$1.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table presents supplemental cash flow information about the Company’s leases:

Periods Ended July 31,	Three Months	Nine Months
(In millions)	2020	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.5	$30.1

Maturity of Lease Liabilities
The minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of July 31, 2020 are:

(In millions)
Remainder of 2020	$10.1
2021	38.8
2022	35.0
2023	31.1
2024	28.8
2025 and thereafter	179.5
Total lease payments	323.3
Less: interest	54.4
Present value of lease liabilities	$268.9

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
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 3. Acquisitions
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during fiscal 2020 and 2019:

(In millions)	July 31, 2020	October 31, 2019
Customer relationships	$6.5	$7.5
Technology	—	12.3
Trademarks	—	10.2
Other	—	0.1
Total identifiable intangible assets	$6.5	$30.1
Goodwill	1.8	29.8
Net tangible assets	0.8	7.3
Total purchase price	$9.1	$67.2

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

Note 4. Inventories

(In millions)	July 31, 2020	October 31, 2019
Raw materials	$156.1	$131.4
Work-in-process	13.4	13.3
Finished goods	425.4	362.2
Total inventories	$594.9	$506.9

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2019	$1,765.4	$663.5	$2,428.9
Current period additions	—	1.8	1.8
Foreign currency translation adjustment	10.0	4.3	14.3
Balance at July 31, 2020	$1,775.4	$669.6	$2,445.0

The Company evaluates goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill, evaluates and tests goodwill balances for impairment in accordance with related accounting standards.

The Company performed an annual impairment assessment in third quarter of fiscal 2020 and 2019, and its analysis indicated that there was no impairment of goodwill in reporting units. Qualitative factors considered in the assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value of the reporting unit. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are CooperVision, Office/Surgical and Fertility, reflecting the current way we manage our business.

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
Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, the Company considered the impact that the COVID-19 pandemic may have on its near and long-term forecasts and determined that it was not more likely than not that the fair value of reporting units or relevant asset groups was below carrying amounts, and therefore the Company determined that there was no impairment to either its goodwill, definite-lived or indefinite-lived intangible assets at July 31, 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Other Intangible Assets

	July 31, 2020		October 31, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Trademarks	$148.4	$35.1	$148.5	$27.3	14
Composite intangible asset	1,061.9	194.7	1,061.9	141.6	15
Technology	401.3	244.4	399.9	221.2	11
Customer relationships	365.1	211.6	357.6	194.0	13
License and distribution rights and other	27.9	17.4	27.9	15.3	11
	2,004.6	$703.3	1,995.8	$599.4	14
Less: accumulated amortization and translation	703.3		599.4
Intangible assets with definite lives, net	1,301.3		1,396.4

Intangible assets with indefinite lives, net (1)	10.1		8.9

Total other intangibles, net	$1,311.4		$1,405.3

(1) Intangible assets with indefinite lives include technology and trademarks.
In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right to distribute Filshie Clip System in the U.S. for $21.0 million and recognized a gain of $19.0 million.
Balances include foreign currency translation adjustments.
As of July 31, 2020, the estimation of amortization expenses for intangible assets with definite lives is as follows:

Fiscal years:	(In millions)
Remainder of 2020	$33.9
2021	135.4
2022	133.5
2023	131.3
2024	127.0
Thereafter	740.2
Total remaining amortization for intangible assets with definite lives	$1,301.3

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
If the carrying value of a definite-lived or indefinite-lived intangible asset is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The Company performed an annual impairment assessment in third quarter of fiscal 2020 and 2019 and did not recognize any intangible asset impairment charges.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 6. Debt

(In millions)	July 31, 2020	October 31, 2019
Overdraft and other credit facilities	$52.7	$63.7
Term loan	500.0	500.0
Less: unamortized debt issuance cost	(0.1)	—
Short-term debt	$552.6	$563.7

Revolving credit	478.0	264.0
Term loans	850.0	1,000.0
Other	0.1	0.2
Less: unamortized debt issuance cost	(0.3)	(1.6)
Long-term debt	1,327.8	1,262.6
Total debt	$1,880.4	$1,826.3

Revolving Credit and Term Loan Agreement on April 1, 2020
On April 1, 2020, the Company entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. In addition, the Company has the ability from time to time to request an increase to the size of the revolving credit facility or establish one or more new term loans under the term loan facility in an aggregate amount up to $1.605 billion, subject to the discretionary participation of the lenders.
Amounts outstanding under the 2020 Credit Agreement will bear interest, at the Company’s option, at either the base rate, or the adjusted LIBO rate or adjusted foreign currency rate, plus, in each case, an applicable rate of between 0.00% and 0.50% in respect of base rate loans, and between 0.75% and 1.50% in respect of adjusted LIBO rate or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the 2020 Credit Agreement. During the term of the 2020 Revolving Credit Facility, the Borrowers may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reduction of the revolving commitment.
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
At July 31, 2020, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $478.0 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility was 1.17% at July 31, 2020. During the three and nine months ended July 31, 2020, the Company expensed $0.1 million and $1.8 million, respectively, related to the debt issuance costs of the 2020 Term Loan Facility.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

At July 31, 2020, the Company was in compliance with the Interest Coverage Ratio at 17.60 to 1.00 and the Total Leverage Ratio at 2.23 to 1.00 for 2020 Credit Agreement and 2019 Term Loan Agreement discussed below. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
$500 million Term Loan on September 27, 2019, amended on April 1, 2020

On September 27, 2019, the Company amended its existing senior unsecured term loan agreement entered into on November 1, 2018 (the 2018 Term Loan Agreement) to establish a new 364-day senior unsecured term loan (the 2019 Term Loan Agreement) with the same parties as the 2018 Term Loan Agreement. The 2019 Term Loan Agreement modifies certain provisions of the 2018 Term Loan Agreement which, among other things, extended the maturity date to September 25, 2020 and increased the aggregate principal amount of the term loan facility from an original amount of $400 million to $500 million. The Company used the additional funds to partially repay outstanding borrowings.

On April 1, 2020, the Company entered into Amendment No. 2 to the 2018 Term Loan Agreement (the Second Amendment to the 2018 Term Loan Agreement). The Second Amendment to the 2018 Term Loan Agreement further modifies the 2018 Term Loan Agreement by, among other things, conforming certain provisions therein to those contained in the 2020 Credit Agreement discussed above.

At July 31, 2020, the Company had $500.0 million outstanding under the 2019 Term Loan Agreement (including the Second Amendment to the 2018 Term Loan Agreement).
Amounts outstanding under the 2019 Term Loan Agreement will bear interest, at the Company's option, at either the base rate, or the adjusted LIBOR (each as defined in the Second Amendment to the 2018 Term Loan Agreement), plus, in each case, an applicable rate of 0.00% in respect of base rate loans and 0.60% in respect of adjusted LIBOR loans. The weighted average interest rates for the three months and nine months ended July 31, 2020 were 0.84% and 1.73%, respectively.

The 2019 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio (each as defined in the Second Amendment to the 2018 Term Loan Agreement) consistent with the 2020 Credit Agreement discussed above.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 for more details.

The following is a summary of the maximum commitments and the net amounts available to us under credit facilities discussed above as of July 31, 2020:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$478.0	$1.4	$810.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2019 Term Loan	500.0	500.0	n/a	—	September 25, 2020
Total	$2,640	$1,828	$1.4	$810.6

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
Effective Tax Rate
The Company's income tax provision for the three and nine months ended July 31, 2020 and 2019, were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Income tax (benefit) provision	$11.2	$6.9	$15.6	$3.2

The Company's effective tax rates were 16.9% and 5.4% for the third quarter of fiscal 2020 and 2019, respectively, and 9.0% and 0.9% for the nine months ended July 31, 2020 and 2019, respectively. The increase in the effective tax rate for the third quarter of fiscal 2020 compared to fiscal 2019 was primarily due to the significant drop of profit before tax due to market volatility as a result of COVID-19 pandemic, tax expense from prior period tax return filings and a decrease of excess tax benefits from share-based compensation. The Company’s effective tax rate for the nine months ended July 31, 2020 was higher compared to the prior year period, primarily due to settlement of tax audits in fiscal 2019, revisions to the provisional tax charges relating to the 2017 Act in fiscal 2019, a decrease of excess tax benefits from share-based compensation, the significant drop of profit before tax due to market volatility as a result of COVID-19 pandemic and tax expense from prior period tax return filings. The Company’s effective tax rate for the third quarter of fiscal 2020 was lower than the U.S. statutory tax rate primarily due to excess tax benefits from share-based compensation and a favorable mix of income from foreign jurisdictions with preferential tax rates.
We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of July 31, 2020, and October 31, 2019, Cooper had unrecognized tax benefits of $56.8 million and $49.7 million, respectively. The increase is primarily related to additions to current and prior period tax positions, partially offset by lapses of statute of limitations. It is our policy to recognize interest and penalties directly related to income taxes as additional income tax expense. It is reasonably possible that $19.5 million of unrecognized tax benefits could be settled during the next twelve months.
The Company is subject to U.S. Federal income tax examinations for fiscal 2015 through 2019 and the Internal Revenue Service is currently auditing our U.S. Consolidated Corporation Income Tax Returns for fiscal 2015 and 2016. The Company remains subject to income tax examinations in other significant tax jurisdictions including United Kingdom, Japan, France and Australia for the tax years 2014 through 2019. The Company is currently under audit in the United Kingdom for 2015 through 2018.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 8. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In millions, except per share amounts)	2020	2019	2020	2019
Net income	$55.2	$120.1	$157.2	$345.7
Basic:
Weighted average common shares	49.1	49.5	49.1	49.4
Basic earnings per share	$1.13	$2.43	$3.20	$7.00
Diluted:
Weighted average common shares	49.1	49.5	49.1	49.4
Effect of dilutive stock options	0.4	0.6	0.5	0.6
Diluted weighted average common shares	49.5	50.1	49.6	50.0
Diluted earnings per share	$1.12	$2.40	$3.17	$6.91

The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2020	2019	2020	2019
Stock option shares excluded	392	—	207	198
Range of exercise prices	$254.77-$304.54	n/a	$304.54	$254.77
Restricted stock units excluded	1	18	1	19

Note 9. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2019. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Selling, general and administrative expense	$8.1	$6.8	$25.0	$22.1
Cost of sales	0.9	1.0	3.1	3.9
Research and development expense	0.6	0.5	1.8	2.4
Total share-based compensation expense	$9.6	$8.3	$29.9	$28.4
Related income tax benefit	$1.2	$1.1	$3.8	$4.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 10. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2018	$(412.2)	$(18.5)	$—	$(430.7)
Gross change in value	9.0	(33.4)	—	(24.4)
Tax effect for the period	—	8.0	—	8.0
Balance at October 31, 2019	$(403.2)	$(43.9)	$—	$(447.1)
Gross change in value	20.5	—	(23.8)	(3.3)
Tax effect for the period	—	—	5.7	5.7
Balance at July 31, 2020	$(382.7)	$(43.9)	$(18.1)	$(444.7)

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
At July 31, 2020, $359.7 million remained authorized for repurchase under the program.
There were no share repurchases under the program during the three months ended July 31, 2020 and 2019. For the nine months ended July 31, 2020 and 2019, the Company's share repurchases were as follows:

Periods Ended July 31,	Nine Months
	2020	2019
Number of shares	160,850	24,500
Average repurchase price per share	$296.9	$248.7
Total costs of shares repurchased (in millions)	$47.8	$6.1

Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 10, 2020, to stockholders of record on January 23, 2020. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share on August 7, 2020, to stockholders of record on July 23, 2020.

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
At July 31, 2020 and October 31, 2019, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The carrying value of our revolving credit facility and term loans approximate fair value based on current market rates (Level 2). On April 6, 2020 the Company entered into six interest rate swap contracts which are used to hedge the Company’s exposure to changes in cash flows associated with its variable rate term loans and are designated as derivatives in a cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts have maturities of seven years or less.

The gain or loss on the derivatives is recorded as a component of accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The fair value of the interest rate swap contracts is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap contracts were categorized as Level 2 in the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. Refer to Note 15. Financial Derivatives and Hedging for further information.

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
Our results of operations for the three and nine months ended July 31, 2020 and 2019, reflect the following components of net periodic defined benefit costs:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Service cost	$5.2	$2.2	$12.1	$7.6
Interest cost	0.9	2.1	3.5	4.6
Expected return on plan assets	(3.6)	(2.8)	(9.0)	(7.4)
Recognized net actuarial gain (loss)	1.8	(0.2)	3.8	0.6
Net periodic defined benefit plan cost	$4.3	$1.3	$10.4	$5.4

We did not contribute to the Plan in the first nine months of fiscal 2020 and expect to contribute $23.4 million during the remainder of the year. We contributed $5.0 million to the Plan in the first nine months of fiscal 2019. The expected rate of return on Plan assets for determining net periodic benefit plan cost is 8%.

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

•
CooperSurgical. Competes in the general health care market with a focus on advancing the health of women, babies and families through a diversified portfolio of products and services focusing on women's health and fertility.

Cooper uses operating income, as presented in our financial reports, as the primary measure of segment profitability. We do not allocate costs from corporate functions to segment operating income. Items below operating income are not considered when measuring the profitability of a segment. We use the same accounting policies to generate segment results as we do for our consolidated results.
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
CooperVision net sales by category:
Toric lens	$147.6	$163.1	$436.3	$464.4
Multifocal lens	46.9	52.4	143.8	151.1
Single-use sphere lens	126.5	146.3	380.7	413.6
Non single-use sphere, other	128.3	147.3	375.9	434.2
Total CooperVision net sales	$449.3	$509.1	$1,336.7	$1,463.3
CooperSurgical net sales by category:
Office and surgical products	$81.7	$106.3	$249.7	$307.7
Fertility	47.2	64.0	162.9	190.8
CooperSurgical net sales	128.9	170.3	412.6	498.5
Total net sales	$578.2	$679.4	$1,749.3	$1,961.8
Operating income:
CooperVision	$93.7	$134.2	$284.4	$375.9
CooperSurgical	(9.3)	20.6	(33.3)	59.0
Corporate	(12.4)	(12.6)	(39.4)	(34.8)
Total operating income	72.0	142.2	211.7	400.1
Interest expense	5.7	16.7	30.1	53.3
Other (income) expense, net	(0.1)	(1.5)	8.8	(2.1)
Income before income taxes	$66.4	$127.0	$172.8	$348.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	July 31, 2020	October 31, 2019
Total identifiable assets:
CooperVision	$4,240.8	$3,911.6
CooperSurgical	2,290.7	2,189.8
Corporate	216.9	173.1
Total	$6,748.4	$6,274.5

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
Net sales to unaffiliated customers by country of domicile:
United States	$263.7	$306.2	$779.6	$891.1
Europe	185.2	222.7	577.3	642.0
Rest of world	129.3	150.5	392.4	428.7
Total	$578.2	$679.4	$1,749.3	$1,961.8

(In millions)	July 31, 2020	October 31, 2019
Net property, plant and equipment by country of domicile:
United States	$686.2	$626.5
Europe	367.6	358.8
Rest of world	183.9	146.8
Total	$1,237.7	$1,132.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 15. Financial Derivatives and Hedging

As part of the Company’s overall risk management practices the Company enters into financial derivatives, interest rate swaps designated as cash flow hedges, to hedge the floating interest rate on its debt.
The Company records all derivatives on its consolidated condensed balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. All of the Company's derivatives have satisfied the criteria necessary to apply hedge accounting.
The gain or loss on derivative instruments designated and qualifying for cash flow hedge accounting is deferred in other comprehensive income. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated cash flow hedges are reclassified into earnings in the period that the hedged interest expense affects earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. The Company does not offset fair value amounts recognized for derivative instruments in its consolidated condensed balance sheet for presentation purposes.
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
As of July 31, 2020, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	6	$1,500

These contracts have maturities of seven years or less.

The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $23.8 million ($18.1 million, net of tax) as of July 31, 2020. The Company did not have any derivatives designated as hedging instruments for the period ended July 31, 2019.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

	Derivative Liabilities
(In millions)		July 31, 2020	July 31, 2019
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current liabilities	$0.7	$—
Interest rate swap contracts	Other non-current liabilities	23.1	—
		$23.8	$—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying condensed consolidated statements of income:

Periods Ended July 31,		Three Months		Nine Months
(In millions)		2020	2019	2020	2019
Derivatives designated as cash flow hedges	Location of Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$1.8	$—	$1.6	$—

The Company expects that $7.0 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next twelve months and the amount will vary depending on prevailing interest rates.

The following table details the changes in accumulated other comprehensive income:

(In millions)	Amount
Beginning balance gain / (loss) as of October 31, 2019	$—
Amount recognized in other comprehensive income on interest rate swap contracts, gross	(25.4)
Amount reclassified from other comprehensive income into earnings, gross	1.6
Ending balance gain / (loss) as of July 31, 2020	$(23.8)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Unaudited Financial Statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding the expected impact of the ongoing COVID-19 pandemic on our business; and statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our net sales, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:

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

•
Adverse changes in global political and economic conditions, and related uncertainty caused by the United Kingdom’s withdrawal from the European Union (EU) and its potential impact on, among other things, the movement of goods and materials in our supply chain, additional regulatory approvals and requirements, and increased tariffs and duties.

•
Changes in tax laws or their interpretation and changes in statutory tax rates, including but not limited to, the U.S., the United Kingdom and other countries may affect our taxation of earnings recognized in foreign jurisdictions and/or negatively impact our effective tax rate.

•	Foreign currency exchange rate and interest rate fluctuations including the risk of fluctuations in the value of foreign currencies or interest rates that would decrease our net sales and earnings.

•
Our existing and future variable rate indebtedness and associated interest expense is impacted by rate increases, which could adversely affect our financial health or limit our ability to borrow additional funds.

•
Acquisition-related adverse effects including the failure to successfully obtain the anticipated net sales, margins and earnings benefits of acquisitions, integration delays or costs and the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period, required regulatory approvals for an acquisition not being obtained or being delayed or subject to conditions that are not anticipated, adverse impacts of changes to accounting controls and reporting procedures, contingent liabilities or indemnification obligations, increased leverage and lack of access to available financing (including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms).

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations
In this section, we discuss the results of our operations for the third quarter of fiscal 2020 ended July 31, 2020 and the nine months then ended and compare them with the same periods of fiscal 2019. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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

COVID-19 Considerations

The World Health Organization categorized the Coronavirus disease 2019 (COVID-19) as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners & retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. This has had, and we believe will continue to have, an adverse effect on our sales, operating results and cash flows.

We have taken an active role in addressing the ongoing pandemic’s impact on our employees, suppliers, distribution channels, operations and customers, including taking precautionary measures, such as implementing contingency plans, and making operational adjustments as necessary. We have taken measures to help ensure the safety of our personnel in all of our facilities, and we have endeavored and continue to follow recommended actions of government and health authorities to protect our employees worldwide.

As of the date of this filing, we have not experienced any significant disruption at our manufacturing facilities. We have had no significant disruption in our access to necessary raw materials and other supplies or with our distribution network; however, we have experienced higher unabsorbed fixed overhead costs, labor inefficiencies, higher cost of production and higher freight charges as a result of COVID-19. Our manufacturing and distribution operations have responded to the impacts related to COVID-19, and we have been able to continue to supply our products around the world without interruption. In the future, we may decide or need to implement additional precautionary measures or operational adjustments as we deem prudent to meet consumer demand or to help further ensure employee safety. We believe that the actions we are taking have enabled us to keep our employees safe and our supply chain intact and will help us emerge from this global pandemic operationally sound and well positioned for long-term growth.

The extent to which the global COVID-19 pandemic and related economic disruptions impact our business, results of operations, cash flow and financial condition will depend on future developments. At this time, future developments are highly uncertain, difficult to predict and largely outside of our control. These include, but are not limited to, the spread,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

duration and severity of the pandemic outbreak and any subsequent waves of additional outbreaks, actions taken by governments to contain the pandemic, address its impact or respond to the reduction in global and local economic activity, and how quickly and to what extent normal economic and operating conditions can resume. We will continue to closely monitor the developments relating to the COVID-19 pandemic and the responses from governments and private sector participants and their respective impact on our Company and on our customers, suppliers, vendors and business partners.

For more information on the risks associated with the COVID-19 pandemic, refer to Part II, Item 1A, "Risk Factors" herein.
Third Quarter Highlights

•	Gross profit $360.8 million, down 20% from $450.7 million in the prior year period, primarily due to the negative impact of COVID-19 on net sales

•	Operating income $72.0 million down 49% from $142.2 million in the prior year period

•	Diluted earnings per share $1.12, down 53% from $2.40 per share in the prior year period

•	Cash provided by operations $112.8 million, compared to $196.7 million in the prior year period.
Nine Months Highlights

•	Gross profit $1,110.8 million, down 15% from $1301.8 million in the prior year period, primarily due to negative impact of COVID-19 on net sales

•	Operating income $211.7 million, down 47% from $400.1 million in the prior year period

•	Diluted earnings per share $3.17, down 54% from $6.91 per share in the prior year period

•	Cash provided by operations $268.3 million, compared to $513.3 million in the prior year period.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, the impact, risks and uncertainty relating to the global COVID-19 pandemic and related economic disruptions, as further described in the “COVID-19 Considerations” section above and in the “Risk Factors” section in Part II, Item 1A of this filing, have adversely affected our sales, cash flow and current performance and are likely to further adversely affect our future sales, cash flow and performance. Additionally, other events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, changes in tax legislation, debt concerns, the uncertainty during and after the transition period following the United Kingdom's withdrawal from the EU, changes to existing regulations and new regulations, global trade barriers including additional tariffs and the trend of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

consolidations within the health care industry could impact our current performance and continue to represent a risk to our future performance.
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
CooperSurgical - Our CooperSurgical business competes in the general health care market with a commitment to advancing the health of women, babies and families through its diversified portfolio of products and services focusing on women's health and fertility. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model.
CooperSurgical acquired the following entity during the nine months ended July 31, 2020:

•	A privately-held distributor of IVF medical devices and systems on December 13, 2019.
CooperSurgical acquired the following entity during the nine months ended July 31, 2019:

•	Incisive Surgical Inc. on December 31, 2018 - a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure.

Capital Resources - At July 31, 2020, we had $127.4 million in unrestricted cash, primarily held outside the United States, and $810.6 million available under our 2020 Credit Agreement. The $850.0 million term loan entered into on April 1, 2020, and the $500.0 million term loan entered into on September 27, 2019 and amended on April 1, 2020, remain outstanding as of July 31, 2020.
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

Selected Statistical Information – Percentage of Net Sales

	Three Months			Nine Months
	Percentage of Net Sales		2020 vs 2019 % Change in Absolute Values	Percentage of Net Sales		2020 vs 2019 % Change in Absolute Values
Periods Ended July 31,	2020	2019		2020	2019
Net sales	100%	100%	(15)%	100%	100%	(11)%
Cost of sales	38%	34%	(5)%	37%	34%	(3)%
Gross profit	62%	66%	(20)%	63%	66%	(15)%
Selling, general and administrative expense	40%	37%	(7)%	42%	38%	(2)%
Research and development expense	4%	3%	1%	4%	3%	7%
Amortization of intangibles	6%	5%	(8)%	6%	6%	(7)%
Gain on sale of an intangible	—%	—%	—%	—%	1%	—%
Operating income	12%	21%	(49)%	12%	20%	(47)%
Net Sales Growth by Business Unit

Periods Ended July 31,	Three Months				Nine Months
($ in millions)	2020	2019	Increase / (Decrease)	2020 vs 2019 % Change	2020	2019	Increase / (Decrease)	2020 vs 2019 % Change
CooperVision	$449.3	$509.1	$(59.8)	(12)%	$1,336.7	$1,463.3	$(126.6)	(9)%
CooperSurgical	128.9	170.3	(41.4)	(24)%	412.6	498.5	(85.9)	(17)%
Net sales	$578.2	$679.4	$(101.2)	(15)%	$1,749.3	$1,961.8	$(212.5)	(11)%
CooperVision Net Sales
The contact lens market has two major product categories:

•	Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision Net Sales by Category

Three Months Ended July 31, ($ in millions)	2020	2019	2020 vs 2019 % Change
Toric	$147.6	$163.1	(9)%
Multifocal	46.9	52.4	(10)%
Single-use spheres	126.5	146.3	(14)%
Non single-use sphere, other	128.3	147.3	(13)%
	$449.3	$509.1	(12)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,
($ in millions)	2020	2019	2020 vs 2019 % Change
Toric	$436.3	$464.4	(6)%
Multifocal	143.8	151.1	(5)%
Single-use spheres	380.7	413.6	(8)%
Non single-use sphere, other	375.9	434.2	(13)%
	$1336.7	$1463.3	(9)%
In the three and nine months ended July 31, 2020:

•
The COVID-19 pandemic has negatively impacted our business. Net sales in the three and nine month periods declined by 12% and 9%, respectively, compared to the corresponding periods in the prior year. Customers have either slowed down purchases or delayed orders due to a desire to reduce inventories, reduced contact lens wear driven by limited social interaction and lack of patient access on account of certain office closures and reduced access as offices reopen. We started experiencing downward pressure on net sales when markets started closing during our second quarter of fiscal 2020 as social restrictions were put in place and the offices of health care providers were closed

•
CooperVision’s Toric, Multifocal, Single-use sphere and Non-single-use sphere lenses net sales declined in three and nine months ended July 31, 2020, compared to prior year periods, primarily due to reduced economic activity across all our markets due to the COVID-19 pandemic. However, Toric lenses and Single-use sphere lenses net sales decline was partially offset by higher sales of MyDay and MiSight, respectively

•	"Other" products primarily include lens care which represented approximately 2% of net sales in the three and nine months ended July 31, 2020, and in prior year comparative periods

•
Total silicone hydrogel products decreased by 10% and 6% in three and nine months ended, respectively, representing 73% of net sales in the three and nine months ended July 31, 2020 compared to 72% and 71% in the three and nine months ended July 31, 2019

•
Foreign exchange rates negatively impacted sales by approximately $2.8 million and $12.4 million in the three and nine months ended, respectively, compared to $11.0 million and $46.6 million in prior year periods. In the three and nine months ended July 31, 2020, net sales decreased 11% and 8% in constant currency over the prior year periods

•	Sales reduction was primarily driven by a decrease in the volume of lenses sold. Average realized prices by product did not materially influence sales

•
We expect to continue seeing downward pressure on net sales if the COVID-19 pandemic continues, optical retailers and healthcare centers continue to restrict access, and social distancing measures continue.

CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2020	2019	2020 vs 2019 % Change	2020	2019	2020 vs 2019 % Change
Americas	$176.5	$195.0	(10)%	$515.5	$564.4	(9)%
EMEA	165.7	196.0	(15)%	506.8	561.4	(10)%
Asia Pacific	107.1	118.1	(9)%	314.4	337.5	(7)%
	$449.3	$509.1	(12)%	$1,336.7	$1,463.3	(9)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision's regional reduction in net sales was primarily attributable to disruption from the COVID-19 pandemic. We expect to continue seeing downward pressure on net sales if the COVID-19 pandemic continues, optical retailers and healthcare centers continue to restrict access, and social distancing measures continue.
Refer to CooperVision Net Sales by Category above for further discussion.
CooperSurgical Net Sales by Category
CooperSurgical supplies the women's health care market with a diversified portfolio of products and services. Our office and surgical offerings include products that facilitate surgical and non-surgical procedures that are commonly performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and medical offices. Fertility offerings include highly specialized products and services that target the IVF process, including diagnostics testing with a goal to make fertility treatment safer, more efficient and convenient.
The chart below shows the percentage of net sales of office and surgical products and fertility.

Three Months Ended July 31, ($ in millions)	2020	2019	2020 vs 2019 % Change
Office and surgical products	$81.7	$106.3	(23)%
Fertility	47.2	64.0	(26)%
	$128.9	$170.3	(24)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,
($ in millions)	2020	2019	2020 vs 2019 % Change
Office and surgical products	$249.7	$307.7	(19)%
Fertility	162.9	190.8	(15)%
	$412.6	$498.5	(17)%

In the three and nine months ended July 31, 2020:

•
We have experienced COVID-19 pandemic-related economic disruptions and decline in net sales during the three and nine months ended July 31, 2020. We experienced downward pressure on revenue when major markets started closing as social restrictions were put in place and the offices of certain health care providers were closed. In response to the COVID-19 pandemic, as a precautionary measure, certain health care facilities and medical offices were closed or restricted access and surgeries and elective medical procedures and exams have been deferred or canceled. Further, there has been a significant reduction in physician office visits, and healthcare centers have postponed or canceled capital purchases

•
Office and surgical products decreased compared to the prior year periods mainly due to reduction in Paragard sales compared to prior year periods. Further, there has been a reduction in revenue from other surgical products such as Uterine Manipulators, Surgical Retractors, Closure products, Point-of-Care products and Filshie Clip system, partially offset by an increase in revenue from acquired products of Incisive Surgical and Endosee products

•	Fertility net sales declined compared to the prior year periods mainly due to reduction in revenue from PGT testing, IVF consumables and IVF equipment

•
Foreign exchange rates negatively impacted sales by approximately $0.5 million and $2.6 million in the three and nine months ended, respectively, compared to $1.6 million and $7.7 million in the prior year periods. In the three and nine months of 2020, net sales decreased 24% and 17% in constant currency over the prior year periods

•	We expect to continue seeing downward pressure on net sales if the COVID-19 pandemic continues, hospitals and healthcare centers continue to restrict access, and social distancing measures continue.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Gross Margin

Gross Profit Percentage of Net Sales	Three Months		Nine Months
Periods Ended July 31,	2020	2019	2020	2019
CooperVision	61%	65%	63%	65%
CooperSurgical	66%	71%	65%	69%
Consolidated	62%	66%	63%	66%

Our consolidated gross margins have declined across our businesses mainly due to higher manufacturing costs including unabsorbed capacity costs as a result of the economic impact of the COVID-19 pandemic.
CooperVision's gross margin decreased in the three and nine months ended July 31, 2020 compared to fiscal 2019 due to:

•
$15.6 million and $37.6 million of costs respectively, primarily related to incremental costs associated with the impact of the COVID-19 pandemic including capacity reduction costs and other manufacturing related costs

•	integration and manufacturing related costs of $3.6 million and $6.5 million included in three and nine months ended July 31, 2019, respectively.
CooperSurgical's decrease in gross margin in the three and nine months ended July 31, 2020 compared to fiscal 2019 due to:

•	$6.8 million and $15.4 million of costs respectively, primarily incremental costs associated with the impact of the COVID-19, integration costs and other manufacturing related costs

•	the unfavorable impact to margin from changes in product mix for nine months ended July 31, 2020

•	integration and manufacturing related costs of $2.9 million and $11.2 million included in the three and nine months ended July 31, 2019.

Selling, General and Administrative Expense (SGA)

Three Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$160.7	36%	$171.9	34%	(7)%
CooperSurgical	59.7	46%	65.3	38%	(9)%
Corporate	12.4	—	12.6	—	(1)%
	$232.8	40%	$249.8	37%	(7)%

Nine Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$493.8	37%	$509.7	35%	(3)%
CooperSurgical	195.1	47%	202.1	41%	(4)%
Corporate	39.4	—	34.8	—	13%
	$728.3	42%	$746.6	38%	(2)%

SGA expense decreased in the three and nine months ended July 31, 2020, respectively, mainly due to reductions in advertising & marketing initiatives, lower distribution costs and lower travel expenses as a result of the COVID-19 pandemic. As a percentage of sales, SGA increased in the three and nine months ended July 31, 2020 compared to fiscal 2019, due to our committed advertising & marketing activities and fixed G&A costs.
CooperVision's SGA decreased in the three and nine months ended July 31, 2020 compared to fiscal 2019 due to lower advertising & marketing activities, lower distribution and selling expenses. CooperVision's SGA in the three and nine months ended July 31, 2020 included $1.1 million and $2.6 million costs respectively, primarily related to integration activities. CooperVision's SGA included $1.2 million and $3.8 million of integration and third-party consulting costs, in the three and nine months ended July 31, 2019, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The decrease in CooperSurgical's SGA in the three and nine months ended July 31, 2020 compared to fiscal 2019 was primarily due to lower selling and distribution expenses and savings from reduced headcount and lower travel expenses, partially offset by an increase in advertising expenses during the three months ended July 31, 2020. CooperSurgical's SGA in the three and nine months ended July 31, 2020, included $3.5 million and $14.0 million costs respectively, primarily related to integration expenses and MDR costs. CooperSurgical's SGA included $3.5 million and $15.9 million of primarily acquisition and integration expenses of acquired companies, as well as third-party consulting costs, in the three and nine months ended July 31, 2019 respectively.
Corporate SGA remained relatively flat in three months and increased in the nine months ended July 31, 2020 compared to fiscal 2019, primarily due to higher share-based compensation expense.
Research and Development Expense (R&D)

Three Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$13.2	3%	$13.6	3%	(3)%
CooperSurgical	8.6	7%	7.9	5%	9%
	$21.8	4%	$21.5	3%	1%

Nine Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$39.1	3%	$40.1	3%	(2)%
CooperSurgical	28.7	7%	23.3	5%	23%
	$67.8	4%	$63.4	3%	7%
In the three months and nine months ended July 31, 2020:

•
CooperVision's R&D decreased in the three and nine months ended July 31, 2020 compared to fiscal 2019, mainly due to timing of clinical studies. As a percentage of sales, R&D expense remained flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements

•
The increase in CooperSurgical's R&D in the three and nine months ended July 31, 2020 compared to fiscal 2019 was primarily due to increased investment activities in developing new products and services and upgrades of existing products. CooperSurgical has not paused research programs during the COVID-19 pandemic and has maintained its spend on innovations and increased its spend on key regulatory investment areas to support our long-term objectives. As a percentage of sales, R&D expense increased. CooperSurgical's R&D activities include diagnostics, IVF product development and the design and upgrade of surgical procedure devices.

Amortization Expense

Three Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$7.8	2%	$10.7	2%	(27)%
CooperSurgical	26.4	20%	26.5	16%	—%
	$34.2	6%	$37.2	5%	(8)%

Nine Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$24.3	2%	$31.9	2%	(24)%
CooperSurgical	78.7	19%	78.8	16%	—%
	$103.0	6%	$110.7	6%	(7)%
CooperVision amortization expense decreased in the three and nine months ended July 31, 2020 compared to fiscal 2019 due to certain intangible assets becoming fully amortized.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperSurgical's amortization expense remained relatively flat.
Gain on sale of an Intangible Asset
In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right for $21.0 million and recognized a gain of $19.0 million.
Operating Income

Three Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$93.7	21%	$134.2	26%	(30)%
CooperSurgical	(9.3)	(7)%	20.6	12%	(145)%
Corporate	(12.4)	—	(12.6)	—	(1)%
	$72.0	12%	$142.2	21%	(49)%

Nine Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
CooperVision	$284.4	21%	$375.9	26%	(24)%
CooperSurgical	(33.3)	(8)%	59.0	12%	(156)%
Corporate	(39.4)	—	(34.8)	—	13%
	$211.7	12%	$400.1	20%	(47)%

The operating income for the three and nine months ended July 31, 2020 was primarily impacted by the COVID-19 pandemic which resulted in a decrease to our net sales and additional expenses due to COVID-19 related costs as discussed above.

CooperVision operating income decreased as a percentage of net sales and in absolute dollars in the three and nine months ended July 31, 2020 compared to fiscal 2019 primarily due to a decrease in net sales partially offset by a decrease in operating expenses and a decrease in amortization expenses.

CooperSurgical operating income decreased as a percentage of net sales and in absolute dollars in the three and nine months ended July 31, 2020 compared to fiscal 2019 primarily due to a decrease in net sales and higher R&D expenses to support growth partially offset by a decrease in SGA. In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right to distribute Filshie Clip System in the U.S. for $21.0 million and recognized a gain of $19.0 million.

Corporate operating loss remained relatively flat in the three months and increased in nine months ended July 31, 2020 compared to fiscal 2019, primarily due to higher stock-based compensation expense.

On a consolidated basis, operating income decreased in absolute dollars and as a percentage of net sales primarily due to the negative impact of COVID-19, as discussed above.
Interest Expense

Three Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
Interest expense	$5.7	1%	$16.7	2%	(66)%

Nine Months Ended July 31, ($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs 2019 % Change
Interest expense	$30.1	2%	$53.3	3%	(44)%
Interest expense decreased as a percentage of net sales and in absolute dollars during the three months ended July 31, 2020 primarily due to lower interest rates compared to the prior year period

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Interest expense decreased as a percentage of net sales and in absolute dollars during the nine months ended July 31, 2020 primarily due to lower interest rates and lower average debt balances compared to the prior year period, partially offset by the write-off of debt issuance costs.

Other (Income) Expense, Net

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2020	2019	2020	2019
Foreign exchange loss (gain)	$(2.5)	$(1.1)	$1.4	$(1.1)
Other Expense (Income), net	2.4	(0.4)	7.4	(1.0)
	$(0.1)	$(1.5)	$8.8	$(2.1)
Foreign exchange loss (gain) primarily resulted from the revaluation and settlement of foreign currency-denominated balances.
Other expense (income) increased in the three and nine months ended July 31, 2020, primarily due to non-consolidated subsidiary investments losses and advances during the period.
Provision for Income Taxes
The Company's effective tax rates were 16.9% and 5.4% for the third quarter of fiscal 2020 and 2019, respectively, and 9.0% and 0.9% for the nine months ended July 31, 2020 and 2019, respectively. The increase in the effective tax rate for the third quarter of fiscal 2020 compared to fiscal 2019 was primarily due to the significant drop of profit before tax due to market volatility as a result of the COVID-19 pandemic, tax expense from prior period tax return filings and a decrease of excess tax benefits from share-based compensation. The Company’s effective tax rate for the nine months ended July 31, 2020 was higher compared to the prior year period, primarily due to settlement of tax audits in fiscal 2019, revisions to the provisional tax charges relating to the 2017 Act in fiscal 2019, a decrease of excess tax benefits from share-based compensation, the significant drop of profit before tax due to market volatility as a result of the COVID-19 pandemic and tax expense from prior period tax return filings. The Company’s effective tax rate for the third quarter of fiscal 2020 was lower than the U.S statutory tax rate primarily due to excess tax benefits from share-based compensation and a favorable mix of income from foreign jurisdictions with preferential tax rates.
Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2020	2019	2020	2019
Selling, general and administrative expense	$8.1	$6.8	$25.0	$22.1
Cost of sales	0.9	1.0	3.1	3.9
Research and development expense	0.6	0.5	1.8	2.4
Total share-based compensation expense	$9.6	$8.3	$29.9	$28.4
Related income tax benefit	$1.2	$1.1	$3.8	$4.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Capital Resources and Liquidity
Third Quarter Highlights

•	Operating cash flow was $112.8 million compared to $196.7 million in the prior year period

•	Expenditures for purchases of property, plant and equipment were $45.1 million compared to $75.4 million in the prior year period

•	Cash provided by operations $112.8 million offset by capital expenditures $45.1 million resulted in positive free cash flow of $67.7 million, down 44% compared to the prior year period
Nine-Month Highlights

•	Operating cash flow was $268.3 million compared to $513.3 million in the prior year period

•	Expenditures for purchases of property, plant and equipment were $203.4 million compared to $207.3 million in the prior year period

•	Cash payments for acquisitions and others, of $17.9 million, compared to $59.1 million in the prior year period

•	Cash provided by operations $268.3 million offset by capital expenditures $203.4 million resulted in positive free cash flow of $64.9 million, down 79% compared to the prior year period
Comparative Statistics

($ in millions)	July 31, 2020	October 31, 2019
Cash and cash equivalents	$127.4	$89.0
Total assets	$6,748.4	$6,274.5
Working capital	$192.6	$52.8
Total debt	$1,880.4	$1,826.3
Stockholders' equity	$3,760.4	$3,628.6
Ratio of debt to equity	0.50:1	0.50:1
Debt as a percentage of total capitalization	33%	33%
Working Capital
The increase in working capital at July 31, 2020 from the end of fiscal 2019 was primarily due to:

•	increase in inventories $88.0 million due to lower sales from the COVID-19 impact and higher manufacturing costs

•	increase in cash and cash equivalents $38.4 million

•
decrease in other current liabilities $36.9 million primarily due to timing of payments and a reduction in fiscal 2020 customer rebate accruals due to the decrease in sales resulting from the COVID-19 pandemic

•	increase in prepaid expense and other current assets $16.3 million

•	increase in trade accounts receivable $15.2 million

•	decrease in short-term debt $11.1 million, partially offset by;

•	increase in accounts payable $30.1 million due to timing of payments

•	increase in employee compensation and benefits $3.7 million

•	recognition of current operating lease liabilities $32.3 million on adoption of ASC 842, Leases
At July 31, 2020, our inventory months on hand was 8.2 compared to 6.4 at October 31, 2019. The $88.0 million increase in inventories was primarily due to lower sales from COVID-19 impact and higher manufacturing costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Our days sales outstanding (DSO) increased to 65 days at July 31, 2020, compared to 56 days at October 31, 2019, primarily due to lower sales and timing of collections.

Operating Cash Flow

Cash provided by operating activities decreased by $245.0 million from $513.3 million during the first nine months of fiscal 2019 to $268.3 million in the first nine months of fiscal 2020. This decrease in cash flow provided by operating activities primarily consists of:

•	decrease in net income of $188.5 million from a net income of $345.7 million in the first nine months of fiscal 2019 to $157.2 million in the first nine months of fiscal 2020;

•
decrease of $133.8 million in net cash outflow from changes in operating capital, from $22.1 million outflow in the first nine months of fiscal 2019 to $155.9 million outflow in the first nine months of fiscal 2020, partially offset by; and

•	increase of $58.5 million in non-cash items, from $(1.5) million during the first nine months of fiscal 2019 to $57.0 million during the first nine months of fiscal 2020.

The decrease in net income of $188.5 million was caused primarily by the negative impact of COVID-19 on sales, higher manufacturing costs including unabsorbed capacity costs, partially offset by a decrease in operating expenses.

The $133.8 million decrease in the net cash flow from changes in operating capital compared to the prior year period is primarily due to:

•	$54.5 million decrease in the net changes in inventories primarily due to lower sales;

•	$44.7 million decrease in the net changes in prepayments and other assets primarily due to the refund of the prepayment made to the U.K. Tax Authorities in the prior year period;

•
$37.6 million decrease in the net changes in accrued liabilities and other primarily due to impact from adoption of ASC 842, Leases and a reduction in customer rebate accruals as a result of the decrease in sales;

•	$22.7 million decrease in the net changes in income tax payable, partially offset by;

•	$16.9 million increase in the net changes in accounts payable primarily due to timing of payments; and

•	$5.4 million increase in the net changes in trade and other receivables primarily due to timing of collections.

The $58.5 million increase in non-cash items compared to the prior year period was primarily due to:

•	increase of $39.2 million driven by net changes in long term tax liabilities, deferred taxes and defined benefit plan;

•	increase of $24.6 million in non-cash lease expense, partially offset by; and

•	decrease of $14.3 million driven by net changes in other long-term assets primarily due to capitalized cloud computing costs.
Investing Cash Flow

Cash used in investing activities decreased by $45.1 million to $221.3 million in the first nine months of fiscal 2020 from $266.4 million in the first nine months of fiscal 2019 due to:

•
decrease of $41.2 million in payments made for acquisitions in the first nine months of fiscal 2020 compared to the prior year period, largely due to the acquisition of Incisive Surgical Inc. and Blanchard Contact Lenses in the first nine months of fiscal 2019, partially offset by; and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

•	decrease of $3.9 million in capital expenditures.

Financing Cash Flow

Cash flows from financing activities increased by $202.1 million to $10.2 million cash outflow in the first nine months of fiscal 2020 compared to $212.3 million outflow in the first nine months of fiscal 2019, primarily due to:

•	$1,509.6 million increase in proceeds from long-term debt, primarily due to funds received from the Revolving Credit and Term Loan Agreement entered into on April 1, 2020, partially offset by;

•	$882.0 million increase in repayments of long-term debt, primarily related to termination of 2017 Term Loan Agreement and the 2016 Credit Agreement; and

•	$364.8 million decrease in net proceeds from short-term debt, primarily due to $400 million short term loan taken on November 1, 2018.
On April 1, 2020, the Company entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among the Company and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. In addition, the Company has the ability from time to time to request an increase to the size of the revolving credit facility or establish one or more new term loans under the term loan facility in an aggregate amount up to $1.605 billion, subject to the discretionary participation of the lenders.

On April 1, 2020, in connection with the Company’s entry into the 2020 Credit Agreement, the Company terminated the 2017 Term Loan Agreement and the 2016 Credit Agreement. In connection with the termination, all borrowings outstanding under the 2017 Term Loan Agreement and the 2016 Credit Agreement were repaid.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of July 31, 2020:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$478.0	$1.4	$810.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2019 Term Loan	500.0	500.0	n/a	—	September 25, 2020
Total	$2,640	$1,828	$1.4	$810.6

The 2020 Credit Agreement and the 2019 Term Loan Agreement contain customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio. As defined, in the 2020 Credit Agreement and the 2019 Term Loan Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At July 31, 2020, we were in compliance with the Interest Coverage Ratio at 17.60 to 1.00 and the Total Leverage Ratio at 2.23 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
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
At July 31, 2020, $359.7 million remained authorized for repurchase under the program.
There were no share repurchases under the program during the three months ended July 31, 2020 and 2019. The Company's share repurchases during the nine months ended July 31, 2020 and 2019 as follows:

Periods Ended July 31,	Nine Months
	2020	2019
Number of shares	160,850	24,500
Average repurchase price per share	$296.9	$248.7
Total costs of shares repurchased (in millions)	$47.8	$6.1
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 10, 2020, to stockholders of record on January 23, 2020. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share on August 7, 2020, to stockholders of record on July 23, 2020.

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

Constant currency is defined as excluding the effect of foreign currency rate fluctuations. In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in net sales from one period to another, excluding the effect of foreign currency fluctuations. To present this information, current period revenue for entities reporting in currencies other than the United States dollar are converted into United States dollars at the average foreign exchange rates for the corresponding period in the prior year.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Trademarks
Aquaform®, Avaira Vitality®, Biofinity®, Biofinity Energys®, MyDay®, MiSight®, ActivControl® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ and FIPS™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. Paragard® and Endosee® are registered trademarks of CooperSurgical, Inc.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro, Japanese yen and Danish krone denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and LIBOR. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods. On April 6, 2020, we entered into six interest rate swap contracts to hedge variable cash flows associated with LIBOR. The interest rate swap contracts became effective on April 6, 2020 and have maturities of seven years or less with a total notional amount of $1.5 billion. The Company did not have any derivative assets or liabilities that may include interest rate swaps, cross currency swaps or foreign currency forward contracts as of October 31, 2019.
On April 1, 2020, we entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among us, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The 2020 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to repay an outstanding term loan, and for general corporate purposes. At July 31, 2020, the Company had $810.6 million available under the 2020 Revolving Credit Facility and $850.0 million outstanding under the 2020 Term Loan Facility.
On September 27, 2019, we extended the maturity of the 2018 Term Loan Agreement to September 25, 2020 and increased the amount to $500.0 million (as so amended, the 2019 Term Loan Agreement). We used the additional funds to partially repay outstanding borrowings under the 2017 Term Loan Agreement. At July 31, 2020, the Company had $500 million outstanding under the 2019 Term Loan Agreement.
If interest rates were to increase or decrease by 1% or 100 basis points, quarterly interest expense would increase or decrease by approximately $1.0 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the third quarter of fiscal 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our third quarter of fiscal 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

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

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. In the first nine months of fiscal 2020, we updated some of our risk factors as described below. There are no other material changes in our risk factors from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2019.

Our results of operations have been adversely affected, and our results of operations, cash flow and financial condition could be materially adversely affected in the future, by the global COVID-19 pandemic and related economic disruptions.

The current global pandemic caused by the spread of the novel strain of coronavirus referred to as “COVID-19" has negatively impacted business and healthcare activity globally and has created significant volatility, uncertainty and economic disruption within the markets in which we operate. The pandemic has adversely affected and is likely to further adversely affect nearly all aspects of our business and markets, including our sales, operations, cash flow and workforce and the operations of our customers, suppliers, vendors and business partners. Among other things, many optical practitioners & retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures in response to the pandemic, and many customers that have reopened are experiencing reduced patient visits, which has resulted in reduced demand for and sales of our products and services.

If the COVID-19 pandemic continues and conditions worsen, our results of operations, cash flow and financial condition could be materially adversely affected in numerous ways, including, but not limited to, decreased net sales from sales of our products and services due to customer facility closures, restricted access and reduced patient visits, exams and elective medical procedures; disruption in the manufacture and distribution of our products, including increased manufacturing and distribution costs, reduced manufacturing capacity and inadequate inventory levels; increased risk of inventory that may expire; write-offs or obsolescence of inventory, equipment or other assets; disruptions to our raw material and product suppliers and broader supply chain and distribution systems; delays in our clinical trials which could negatively impact our new product pipeline milestones and regulatory clearances and approvals; extended delays in or defaults on payments of outstanding receivables; insolvency of customers, suppliers, vendors and business partners; an inability to access lending, capital markets and other sources of liquidity when needed on reasonable terms or at all; an inability to comply with financial covenants in our debt agreements; and future restructuring, impairment and other charges.

The extent to which the COVID-19 pandemic and related economic disruptions impact our business, results of operations, cash flow and financial condition will depend on future developments, which are highly uncertain, difficult to predict and largely outside of our control, including, but not limited to, the continued spread, duration and severity of the pandemic outbreak; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the impact on our customers and suppliers; the actions taken by the U.S. and foreign governments to contain the pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse effects on our results of operations and financial condition. In addition to the other information set forth in this report, you should carefully consider the known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2019 which may be heightened by the COVID-19 pandemic and related economic disruption and could materially adversely affect our business.

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

The results of the United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

We are a multinational company headquartered in the United States with worldwide operations, with significant business operations in Europe, including in the United Kingdom. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (Brexit). In March 2017, the government of the United Kingdom formally gave notice of its intent to withdraw from the EU. On January 31, 2020, the United Kingdom ceased to be a member state of the EU. EU law applicable to the United Kingdom continues to apply to and in the United Kingdom for the duration of a transition period which is presently scheduled to expire on December 31, 2020 (the “Transition Period”). During the Transition Period, the EU and the United Kingdom will negotiate the terms of their future relationship. There is no assurance that such negotiations will be successful and it is uncertain what, if any, laws similar to those of the EU will continue to apply in and to the United Kingdom following the expiration of the Transition Period. Since a significant proportion of the United Kingdom’s regulatory framework is derived from EU directives and regulations, EU law ceasing to apply in and to the United Kingdom following the expiration of the Transition Period could materially impact the regulatory regime with respect to the movement and approval of our products to and from the United Kingdom and EU. We could face new regulatory costs and challenges that could have a material adverse effect on our business, financial condition, cash flows and results of operations. Until expiration of the Transition Period and the future relationship between the EU and the United Kingdom is established, it is difficult to anticipate Brexit’s potential impact.

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
There was no share repurchase activity during the three-month period ended July 31, 2020.

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
At July 31, 2020, approximately $359.7 million remained authorized under the 2012 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Transition and Retirement Agreement, by and between The Cooper Companies, Inc. and Robert D. Auerbach M.D., effective as of July 8, 2020

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months period ended July 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 4, 2020	/s/ Brian G. Andrews
Brian G. Andrews
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: September 4, 2020	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)