Form 10-K
period 2020-10-31
COOPER COMPANIES, INC.
filed 2020-12-11
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On December 1, 2020, there were 48,846,639 shares of the registrant's common stock held by non-affiliates with aggregate market value of $14.1 billion based on the closing price of a share of the registrant's common stock on April 30, 2020, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of December 1, 2020: 49,123,730

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2021	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2020

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding the expected impact of the ongoing COVID-19 pandemic on our business; and statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our net sales, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are those described in our Securities and Exchange Commission filings, including the “Business,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2020, as such Risk Factors may be updated in quarterly filings.
We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Summary Risk Factors

Our business faces significant risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Annual Report on Form 10-K. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this report. Some of the more significant risks relating to our business include:

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

•
Adverse changes in global political and economic conditions, and related uncertainty caused by the United Kingdom’s (UK) withdrawal from the European Union (EU) and its potential impact on, among other things, the movement of goods and materials in our supply chain, additional regulatory approvals and requirements, and increased tariffs and duties.

•
Changes in tax laws or their interpretation, changes in statutory tax rates, and adverse outcomes in tax disputes, including but not limited to, the U.S., the United Kingdom and other countries may affect our taxation of earnings recognized in foreign jurisdictions, result in unexpected tax liabilities, and/or negatively impact our effective tax rate.

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

•
Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of personal information, such as HIPAA and the California Consumer Privacy Act (CCPA) in the U.S. and the General Data Protection Regulation (GDPR) requirements in Europe, including but not limited to those resulting from data security breaches.

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

•
New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect areas of our operations including, but not limited to, those affecting the health care industry, including the contact lens industry specifically and the medical device or pharmaceutical industries generally, including but not limited to the EU Medical Devices Regulation (MDR) and the EU In Vitro Diagnostic Medical Devices Regulation (IVDR).

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

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of single-use, two-week and monthly contact lenses, featuring advanced materials and optics. CooperVision designs its products to solve vision challenges such as astigmatism, presbyopia, myopia, ocular dryness and eye fatigues; with a broad collection of spherical, toric and multifocal contact lenses. Acquisitions also expanded CooperVision's access to myopia management and specialty eye care markets with new products, such as orthokeratology (ortho-k) and scleral lenses. In November 2019, CooperVision received United States Food and Drug Administration (FDA) approval for its MiSight® 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12 and became available in the United States during fiscal 2020. Further, CooperVision offers contact lenses in a variety of materials including silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. CooperVision’s major manufacturing and distribution facilities are located in Belgium, Costa Rica, Hungary, Puerto Rico, the United Kingdom and the United States, with other smaller locations also existing in multiple locations around the world.

CooperSurgical's business competes in the general health care market with a focus on advancing the health of women, babies and families through a diversified portfolio of products and services including medical devices, fertility, diagnostics and contraception. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. We categorize CooperSurgical product sales based on the point of health care delivery, which includes products used in medical office and surgical procedures, primarily by Obstetricians/Gynecologists (OB/GYN); and fertility products/equipment and genetic testing services used primarily in fertility clinics and laboratories. CooperSurgical's major manufacturing and distribution facilities are located in Costa Rica, the Netherlands, the United Kingdom and the United States, with other smaller locations also existing in multiple locations around the world.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperVision offers spherical, toric, multifocal and toric multifocal lens products in most modalities. We believe that in order to compete successfully in the numerous categories of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CooperVision uses three different manufacturing processes to produce its lenses: lathing, cast molding and FIPS™, a cost-effective combination of lathing and molding. We believe this manufacturing flexibility allows CooperVision to compete in its markets by:

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

Sales of contact lenses utilizing silicone hydrogel materials continue to grow. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. We believe our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving success in our business. Silicone hydrogel lenses represent a significant portion of CooperVision's contact lens sales and our Biofinity® brand is CooperVision's leading product line in terms of sales. Under the Biofinity® brand, CooperVision markets monthly silicone hydrogel spherical (including Biofinity Energys®), toric, multifocal and toric multifocal lens products.
CooperVision markets single-use silicone hydrogel lenses with a complete line of spherical, toric, extended toric and multifocal lenses under our clariti® 1 day brand and single-use silicone hydrogel spherical and toric lenses under our MyDay® brand. We also compete in the traditional hydrogel single-use product segment with several lenses including our Proclear® 1 day lenses. We believe the global market for single-use contact lenses will continue to grow and that our competitive silicone hydrogel and traditional hydrogel product offerings represent an opportunity for our business.

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

CooperVision believes that myopia management opens up an attractive new market for contact lenses. With MiSight, CooperVision offers the only FDA approved product to control the progression of myopia in children. CooperVision is investing to create this new market by educating eye care practitioners, patients and their families which increases awareness.

CooperVision is focused on greater worldwide market penetration of recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions. In fiscal 2020, CooperVision completed the acquisition of a privately-held U.S contact lens manufacturer focusing on ortho-k lenses. This acquisition expands CooperVision’s specialty eye care portfolio and its leadership in addressing the increasing severity and prevalence of myopia. In fiscal 2019, CooperVision

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

acquired a privately-held scleral lens company, which expands CooperVision's specialty and scleral lens portfolio.

Contact Lens Product Sales
CooperVision Competition

The contact lens market is highly competitive. CooperVision's largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., Alcon Inc. and Bausch Health Companies Inc.

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

CooperVision competes in the silicone hydrogel segment of the market with its following products: clariti 1 day brand of single-use sphere, toric and multifocal lenses; MyDay single-use spherical and toric lenses; Biofinity monthly spherical, toric, multifocal and toric multifocal lenses and Avaira VitalityTM two-week spherical and toric lenses. CooperVision believes the clariti 1 day and MyDay brands of single-use contact lenses provide the broadest product portfolio in the single-use silicone hydrogel market. CooperVision offers both branded and private label options in contact lenses. Its private label option is frequently offered as part of a larger customized solution for its customers. It also competes in the specialty contact lens space with its FDA approved MiSight 1 day contact lens for myopia management, when first prescribed to children ages 8-12, as well as OrthoK and scleral lenses.

In addition to a broad offering of silicone hydrogel and specialty contact lenses, CooperVision competes with different manufacturing processes which allow it to produce a broad range of spheres, toric and multifocal lens parameters, which we believe provides wide choices for patient and practitioner and a high level of visual acuity. We also compete based on our customer and professional services. CooperVision believes that there are opportunities for contact lenses to gain market share, particularly in markets where the penetration of contact lenses in the vision correction market is low.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COOPERSURGICAL

CooperSurgical offers a broad array of products and services focused on advancing the health of women, babies and families through a diversified portfolio of products and services including medical devices, fertility, genomics, diagnostics and contraception. We offer quality products, innovative technologies and superior services to health care professionals and patients worldwide. CooperSurgical collaborates with health care professionals to identify products and new technologies from disposable products to diagnostic tests to sophisticated instruments and equipment, to bring new products to market. The result is a broad portfolio of products and services that are intended to aid in the delivery of improved clinical outcomes that health care professionals use routinely in the diagnosis and treatment of a wide spectrum of women's health and reproductive issues.

Since its inception in 1990, CooperSurgical has established its market presence and distribution system by developing products and acquiring products and companies that complement its business model.

In fiscal 2020, CooperSurgical acquired a privately-held distributor of IVF medical devices and systems. In fiscal 2019, CooperSurgical acquired a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of family health, fertility and diagnostics.

Market for Women's and Family Reproductive Health Care

CooperSurgical participates in the market for family health care with its diversified product lines in three major categories based on the point of health care delivery: hospitals and surgical centers, OB/GYN medical offices and fertility clinics.

CooperSurgical expects patient visits to Women’s Health provider offices in the United States to increase over the next decade. From adolescent care to geriatrics, there is increased awareness of women’s health issues. During the reproductive years, fertility awareness and family planning are key areas of focus. CooperSurgical expects growth in fertility treatments as infertility rates increase and awareness of and access to services expand. The attention in maternity care to improving the safety and efficacy of obstetrical care continues. As we expect an increase in the population of women over the age of 65, office visits focused around abnormal bleeding, incontinence and menopause will likely increase.

Another trend in the market for women's health care includes the continued migration of OB/GYN health care professionals away from private practice ownership and toward aligning with group practices or employment with hospitals and health care systems. This trend includes the increasing influence of supply chain controls, such as value analysis committees, on product evaluation and procurement. CooperSurgical believes that the market factors that are driving this trend will continue in the near term. We believe our broad product portfolio can be a benefit in this changing environment as health systems look to standardize and consolidate vendors.

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

Some significant features of this market are:

•	Routine office visits: annual well-women checkups, preventative cancer screening and contraception.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•
Evaluation and management (E/M) office visits: assessment of menstrual disorders, pelvic infections, urinary incontinence, abnormal Pap smears, fertility concerns, pregnancy and menopause. Approximately a third of gynecology office visits are related to abnormal uterine bleeding.

•	Office based procedures are increasing given high patient satisfaction, reduction of health system cost and comparative clinical outcomes.

•	Hysterectomy and cesarean section remain common hospital surgical interventions in women worldwide.

•	Infertility rates are increasing globally. Patient awareness and access are also on the rise.

•	Initial evaluation and treatments for infertility, such as ovulatory medications and intrauterine insemination (IUI), begin with the OB/GYN then transition to fertility clinics.

•	In-Vitro Fertilization (IVF) is performed by reproductive endocrinologists, specialized OB/GYNs.

Women's and Family Reproductive Health Care Product Sales
CooperSurgical Competition

CooperSurgical focuses on selected segments of the family and women's health care market with a diversified portfolio of products and services including medical devices in outpatient and operating room settings, fertility and contraception. In some instances, CooperSurgical offers all the items needed for a complete procedure. CooperSurgical believes that opportunities exist for continued market consolidation.

Competitive factors in these segments in which CooperSurgical competes include technological and scientific advances, product quality and availability, price, customer service including response time and effective communication of product information to physicians, fertility clinics and hospitals. Competition in the medical device industry is dynamic and involves the search for technological and therapeutic innovations. CooperSurgical's strategy includes developing and acquiring new products.

CooperSurgical continues to expand its presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson, Boston Scientific, Hologic and Medtronic. These competitors have well-established positions within the operating room environment. CooperSurgical leverages its relationship with gynecologic

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

surgeons and focus on devices specific to gynecologic surgery to facilitate our expansion within the surgical segment of the market.

CooperSurgical also competes in the fertility category of the women's and family health care market. We have broad product offerings for fertility evaluations and IVF procedures by OB/GYN, reproductive endocrinologists and embryologists. These include products for use by the OB/GYN in their offices for initial evaluations with office-based hysteroscopy and first line treatments such as intrauterine insemination. In fertility clinics, our products include media, micro tools and lab equipment; and to improve IVF outcomes we offer screening testing services intended to increase implantation rates and decrease miscarriages.

CooperSurgical leverages its relationship with fertility clinics to expand its presence in the fertility market against competitors in the media and microtools categories that include Vitrolife, Cook and FujiFilm-Irvine Scientific and competitors in fertility and familial reproductive genetic testing that include Natera, Invitae and Igenomix.

CooperSurgical competes in the Intrauterine Device (IUD) market. PARAGARD is the only FDA approved non-hormonal IUD option in the United States and has a 10-year use indication. In the United States, where all IUDs within the Long-Acting Reversible Contraceptive (LARC) space are regulated as drug products, we compete with manufacturers of hormonal IUDs including Bayer and AbbVie Allergan. Outside of the United States, non-hormonal IUDs are typically regulated as devices and are sold by a number of manufacturers. Currently, PARAGARD is not sold outside of the United States.

RESEARCH AND DEVELOPMENT

The Company employs approximately 200 people in research and development. CooperVision's product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs and manufacturing technology, along with improving formulations and existing products.

CooperSurgical conducts research and development in-house and has consulting agreements with external specialists. CooperSurgical's research and development activities include the design and improvement of surgical procedure devices, the advancement and expansion of CooperSurgical's portfolio of assisted reproductive technology (ART) products, genetic screening and testing, as well as products within the general OB/GYN offerings.

GOVERNMENT REGULATION

Medical Device and Pharmaceutical Regulation

Most of our products are medical devices subject to extensive regulation by the FDA in the United States and other regulatory bodies abroad. The Federal Food, Drug, and Cosmetic Act (FDCA) and FDA regulations govern, among other things, medical device design and development, testing, manufacturing, labeling, storage, record keeping, premarket clearance or approval, advertising and promotion, and sales and distribution. Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either premarket notification to the FDA requesting clearance for commercial distribution under Section 510(k) of the FDCA, or premarket approval (PMA) from the FDA. A majority of the medical devices we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. Because we cannot be assured that any new products we develop, or any product enhancements, will be exempt from the premarket clearance or approval requirements or will be subject to the shorter 510(k) clearance process rather than the PMA process, significant delays in the introduction of any new products or product enhancements may occur.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Device Classification

The FDA classifies medical devices into one of three classes - Class I, II or III - depending on the degree of risk associated with each medical device and the extent of control needed to ensure its safety and effectiveness. Both CooperVision and CooperSurgical develop and market medical devices subject to different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require lower levels of regulation. The majority of CooperSurgical's products are Class II devices.

Class I devices are devices with the lowest risk and are those for which safety and effectiveness can be assured by adherence to the FDA's general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA's Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (General Controls). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are moderate risk devices, which are subject to the FDA's General Controls, and any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device, such as performance standards, post-market surveillance, FDA guidelines or particularized labeling requirements. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. Pursuant to the Medical Device User Fee and Amendments to the FDA Reauthorization Act (MDUFA IV), unless a specific exemption applies, 510(k) premarket notification submissions require payment of user fees. Certain Class II devices are exempt from this premarket review process.

Class III devices are those devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or which have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and other special controls such as those listed above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness and must be approved through the PMA process described below. PMA applications (and supplemental PMA applications) are subject to substantially higher user fees under MDUFA IV than are 510(k) premarket notifications.

510(k) Clearance Pathway

When we are required to obtain a 510(k) clearance for a Class I or Class II device that we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is substantially equivalent to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to a PMA, a device that was legally marketed in commercial distribution in the United States before May 28, 1976 (a pre-amendments device) and, for which the FDA has not yet called for the submission of a PMA, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) premarket notification process. The FDA aims to make substantial equivalence determinations following receipt of a 510(k) premarket notification within 90 days of submission of the notification, but as a practical matter, clearance can take significantly longer. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires additional information to support substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is not substantially equivalent to a legally marketed predicate, the device is automatically designated as a Class III device. The device sponsor must fulfill

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination that a new clearance or approval is not required for a particular modification, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or until premarket approval is obtained or a de novo classification request is granted. In these circumstances, a manufacturer also may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements and modifications to our devices that we believe do not require new 510(k) clearances.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.

More recently, in September 2019, the FDA published updated guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA intends to develop and maintain a list of device types appropriate for the “safety and performance based” pathway and will continue to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

Premarket Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) premarket notification procedures or if the device has been previously classified as Class III (unless otherwise 510(k) exempt). The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data including, but not limited to, technical, non-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use.

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information, including clinical data, non-clinical data or

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant's response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within 180 days after the FDA issues such request. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR, which among other things requires manufacturers to implement and follow elaborate design, testing, control, documentation and other quality assurance procedures in the device design and manufacturing process.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. The FDA may also condition approval of a PMA application on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials for Medical Devices

A clinical trial is almost always required to support a PMA application and is sometimes required to obtain clearance of a 510(k) premarket notification. These trials may require submission of an application for an investigational device exemption (IDE) to the FDA depending on the device. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. If the device presents a “significant risk” to human health, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application, which includes a clinical study protocol must be supported by appropriate data, such as animal and laboratory testing results, showing that the potential benefits of testing the device in humans and the importance of the knowledge to be gained outweighs the risks to human subjects from the proposed investigation that the testing protocol is scientifically sound and there is reason to believe that the device as proposed for use will be effective. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. The IRB is responsible for the initial and continuing review of the study, and may pose additional requirements for the conduct of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

the study. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices.

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

Laboratory Developed Tests

We provide certain genetic testing laboratory services. In the United States, Under the FDCA and the FDA’s regulatory framework, in vitro diagnostic devices (IVDs) are a type of medical device that can be used in the diagnosis or detection of diseases, such as cancer, or other conditions. The FDA considers laboratory developed tests (LDTs) to be a subset of IVDs, which are intended for clinical use and are designed, manufactured, and used within a single laboratory. Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced certain applicable provisions of the FDCA and regulations with respect to LDTs.

Even under its current enforcement discretion policy, the FDA has issued warning letters to IVD manufacturers for commercializing laboratory tests that were purported to be LDTs but that the FDA alleged failed to meet the definition of an LDT or otherwise were not subject to the FDA’s policy on enforcement discretion because they presented a potential safety risk. Additionally, the FDA could change its policy of enforcement discretion for LDTs, even without legislation. For example, in recent years, the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. Specifically, on July 31, 2014, the FDA notified Congress of its intent to modify, in a risk-based manner, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, the FDA issued two draft guidance documents entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for LDTs,” or the Reporting Guidance. The Framework Guidance stated that FDA intended to modify its policy of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

enforcement discretion with respect to LDTs in a risk-based manner consistent with the classification of medical devices generally in Classes I through III. The Reporting Guidance would have further enabled the FDA to collect information regarding the LDTs currently being offered for clinical use through a notification process, as well as to enforce its regulations for reporting safety issues and collecting information on any known or suspected adverse events related to the use of an LDT. The FDA halted finalization of this guidance in November 2016 to allow for further public discussion on an appropriate oversight approach for LDTs and to give congressional authorizing committees the opportunity to develop a legislative solution. In January 2017, the FDA issued a discussion paper on possible approaches to LDT regulation.

Legislative and administrative proposals proposing to amend the FDA’s oversight of LDTs have been introduced in recent years and we expect that new legislative and administrative proposals will continue to be introduced from time to time. For example, key congressional committees with jurisdiction over FDA matters have indicated an interest in continuing negotiations on potential legislation regarding LDTs. In March 2020, the VALID Act was introduced in the House and an identical version of the bill was introduced in the U.S. Senate. If passed in its current form, the VALID Act would create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs. As proposed, the bill would establish a risk-based approach to imposing requirements related to premarket review, quality systems, and labeling requirements on all IVCTs, including LDTs, but would create exemptions for certain LDTs marketed before the effective date of the bill (though other regulatory requirements may apply, such as registration and adverse event reporting). It is unclear whether the VALID Act or any other legislative proposals (including any proposals to reduce FDA oversight of LDTs) would be passed by Congress or signed into law by the President. Depending on the approach adopted under any potential legislation, certain LDTs could become subject to some form of premarket review, potentially with a transition period for compliance and a grandfathering provision. Moreover, in August 2020, the U.S. Department of Health and Human Services issued a rescission order stating that the FDA will not require premarket review of LDTs absent changes in policy implemented through formal notice-and-comment rulemaking procedures. The degree to which this rescission order will affect FDA’s enforcement discretion policy or its oversight over LDTs remains unclear.

If Congress does not take action in connection with the VALID Act or other LDT legislation, it is possible that the FDA could change its regulatory policy governing LDTs in a way that could require that our currently marketed genetic tests, and any future products that we anticipate marketing as LDTs, comply with certain additional FDA requirements.

However, the IVDR will regulate the testing of human embryos which will be classified as Class C. In addition, even though we commercialize our tests as LDTs, our tests may in the future become subject to more onerous regulation by the FDA.

As we operate a genetic testing laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, we are required to hold a certificate applicable to the type of laboratory tests we perform and to comply with standards applicable to our operations, including test processes, personnel, facilities administration, equipment maintenance, recordkeeping, quality systems and proficiency testing. We have current certification under CLIA to perform testing at our New Jersey facility. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business. Penalties for non-compliance with CLIA requirements include suspension, limitation or revocation of the laboratory’s CLIA certificate, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our laboratory under state law. Such laws establish standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, state laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory. In addition, certain states require licensing of out-of-state laboratories in order to receive and test specimens from those tests. If a laboratory is out of compliance with such statutory or regulatory standards, the state may suspend, limit, revoke or annul the laboratory’s license, censure the holder of the license or assess civil money penalties.

Pharmaceutical Regulation

FDA has determined that the primary mode of action for PARAGARD is the drug component and is therefore regulated by FDA’s Center for Drug Evaluation and Research as a drug product.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Latin American countries. In order to maintain these quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of its quality systems and procedures.

In May 2017, the MDR (Regulation 2017/745) was adopted. The MDR was originally scheduled to become applicable three years after publication (in May 2020), however due to the COVID 19 pandemic, the enforcement date was delayed by 12 months; the new enforcement date is May 26, 2021. Once applicable, the new regulations will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional post market surveillance and vigilance. Compliance with the MDR will require re-certification of many of our products to the enhanced standards. Further, products sold as IVDs in Europe will be regulated under the In Vitro Diagnostics Directive (98/79/EC). A new regulation, the IVDR (EU) 2017/746, the IVDR, has been released and will become fully enforceable in 2022. These regulations include requirements for both presentation and review of performance data and quality-system requirements.

Both CooperVision and CooperSurgical have been actively deploying regulatory and compliance initiatives designed to allow the continued ability to sell and market their respective products in the EU under the MDR and the IVDR.

Other Health Care Regulation

We may be subject to various federal, state and foreign laws pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral, false claims laws and physician payment transparency laws and regulations.

In the United States, the federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal physician self-referral prohibitions, commonly known as the Stark Law, generally prohibit entities from billing a patient or the Medicare or Medicaid programs for certain designated health services, including clinical laboratory services, when the physician ordering the service, or any member of such physician’s immediate family, has a financial interest, such as an ownership or investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition. These prohibitions apply regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral.

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, a claim including items or

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996, also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, the federal government, as part of the Affordable Care Act (the ACA), as well as certain state governments have enacted laws aimed at increasing transparency in relationships between medical device companies and health care professionals. We are now required by the federal Physician Payments Sunshine Act and similar state and foreign laws to report annually many types of payments made and items of value provided to licensed health care professionals and teaching hospitals, as well as certain ownership and investment interests held by physicians (as defined by statute) and their immediate family members. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and tracking and/or require the reporting of gifts, compensation and other remuneration to physicians. In addition, certain foreign jurisdictions have adopted, or are currently acting to implement, similar laws.

Violations of these laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies.

Coverage and Reimbursement

Market acceptance and sales of our CooperSurgical products to our customers, who primarily consist of hospitals and surgical centers, OB/GYN medical offices and fertility clinics, will depend on the availability of payor coverage and the adequacy of reimbursement, for the procedures using our products, by government insurance programs and other third-party payors. Payor coverage and reimbursement for procedures using medical devices in the United States and international markets vary significantly by country.

In the United States, our currently approved products are commonly treated as general supplies utilized in surgical procedures and if covered by third-party payors, are paid for as part of the procedure. Outside of the United States, there are many reimbursement programs through private payors as well as government programs. In some countries, government reimbursement is the predominant program available to patients and hospitals. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used. Failure by physicians, hospitals, surgery centers, fertility clinics and other users of our products to obtain sufficient coverage and reimbursement from third-party payors for procedures in which our products are used, or adverse changes in government and private third-party payors’ coverage and reimbursement policies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. All third-party reimbursement programs are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, requiring second opinions prior to major surgery, careful review of bills, encouragement of healthier lifestyles and other preventative services and exploration of more cost-effective methods of delivering healthcare. In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our products are used. These updates could directly impact the demand for our products.

With respect to drug coverage and reimbursement, third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of drugs, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of PARAGARD or any other drug product that receives approval. Third-party payors may not consider our products to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In March 2010, the Patient Protection and Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical, medical device and clinical laboratory industries. Among other things, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Since its enactment, there have been judicial and political challenges to certain aspects of the Affordable Care Act. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the constitutionality of the ACA, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the law.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Data Privacy and Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and federal and state consumer protection laws and regulations, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively, HIPAA) imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Even when HIPAA does not apply, according to the Federal Trade Commission (FTC), violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In addition, certain state and non-U.S. laws, such as the EU General Data Protection Regulation (GDPR), govern the privacy and security of personal data, including health-related data in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA and the United Kingdom. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Additionally, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into the United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

MARKETING AND DISTRIBUTION

CooperVision markets our products through our own field sales representatives, distributors and eye care practitioners, including optometrists, ophthalmologists, opticians and optical chains. CooperVision also sells to distributors and to mass merchandisers who offer eye care services. To support the sale and use of CooperVision products, CooperVision engages in various activities and offers a variety of services. These include clinical training, digital marketing for the customer, e-commerce, telemarketing, social media, and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

journal advertisements. CooperVision also invested in tools that allow our customers to offer their patients monthly purchase and delivery subscriptions. In certain smaller countries, CooperVision often uses distributors and leverages our distributors' sales and marketing resources to attract major customers to CooperVision. With the addition of MiSight, CooperVision has expanded the breadth and depth of its sales support by adding myopia management specialists while it has expanded awareness campaigns to include direct to consumer elements including print, internet/social media, radio and television.

CooperSurgical's products are marketed by a network of dedicated field sales representatives, independent agents and distributors. CooperSurgical augments its sales and marketing activities by participating in national and regional industry trade shows, professional educational programs and internet promotions including e-commerce, social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals. Since the acquisition of PARAGARD, CooperSurgical has expanded its awareness campaigns to include direct to consumer elements including print, internet/social media, radio and television.

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

DEPENDENCE ON CUSTOMERS

No customers accounted for 10% or more of our consolidated net revenue in fiscal 2020 and 2019. See Note 13. Business Segment Information of the Consolidated Financial Statements for additional information.

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

In addition, the Company continues to monitor and comply with environmental health and safety regulations in countries in which it operates throughout the world, in particular, EU and China

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Restrictions on the use of certain Hazardous Substances in electrical and electronic equipment (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemical substances, or REACH.

HUMAN CAPITAL RESOURCES

As of October 31, 2020, we had a workforce of more than 12,000. We believe we have good relations with our workforce. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2020 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2020, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

The current global pandemic caused by the spread of the novel strain of coronavirus referred to as “COVID-19” has negatively impacted business and healthcare activity globally and has created significant volatility, uncertainty and economic disruption within the markets in which we operate. The pandemic has adversely affected and is likely to further adversely affect nearly all aspects of our business and markets, including our sales, operations, cash flow and workforce and the operations of our customers, suppliers, vendors and business partners. Among other things, many optical practitioners and retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures in response to the pandemic, and many customers that have reopened are experiencing reduced patient visits, which has resulted in reduced demand for and sales of our products and services.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America and Europe. Over half of our net sales for the fiscal years ended October 31, 2020 and 2019, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

•	we may find it difficult to manage the effects of the ongoing COVID-19 pandemic on our ability to operate internationally and for our employees to travel internationally;

•	we may have difficulty enforcing intellectual property rights in some foreign countries;

•	we may have difficulty gaining market share in countries such as Japan and China because of regulatory restrictions and customer preferences;

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

•
we may find it difficult to comply with a variety of United States and foreign legal, compliance and regulatory requirements such as the Foreign Corrupt Practices Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the United Kingdom Bribery Act, international data security and privacy laws, MDR and IVDR;

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

•
natural disasters, pandemics such as COVID-19, war, terrorism, labor disruptions and international conflicts may cause significant economic disruption and political and social instability, resulting in decreased demand for our products, adversely affecting our manufacturing and distribution capabilities, or causing interruptions in our supply chain;

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

Global markets continued to face threats and uncertainty during fiscal 2020. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. If our customers’ financial conditions are adversely affected, customers may reduce their purchases of our products or we may not be able to collect accounts receivable, each of which could have a material adverse impact on our business operations or financial results.

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

We are a multinational company headquartered in the United States with worldwide operations, with significant business operations in Europe, including in the UK. In June 2016, a majority of voters in the UK elected to withdraw from the European Union in a national referendum (Brexit). In March 2017, the government of the UK formally gave notice of its intent to withdraw from the EU. On January 31, 2020, the UK ceased to be a member state of the EU. EU law applicable to the UK continues to apply to and in the UK for the duration of a transition period which is presently scheduled to expire on December 31, 2020 (the Transition Period). During the Transition Period, the EU and the UK will negotiate the terms of their future relationship. There is no assurance that such negotiations will be successful and it is uncertain what, if any, laws similar to those of the EU will continue to apply in and to the UK following the expiration of the Transition Period. Since a significant proportion of the UK’s regulatory framework is derived from EU directives and regulations, EU law ceasing to apply in and to the UK following the expiration of the Transition Period could materially impact the regulatory regime with respect to the movement and approval of our products to and from the UK and EU. We could face new regulatory costs and challenges, a negative impact on the movement of goods and materials in our supply chain, and increased tariffs and duties that could have a material adverse effect on our business, financial condition, cash flows and results of operations. Until expiration of the Transition Period and the future relationship between the EU and the UK is established, it is difficult to anticipate Brexit’s potential impact.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Acquisitions that we have made and may make in the future involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, particularly at CooperSurgical and at CooperVision, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or impairments of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. CooperVision acquired a privately-held U.S contact lens manufacturer focusing on ortho-k lenses in fiscal 2020 and a privately-held scleral lens company in fiscal 2019. CooperSurgical acquired a privately-held distributor of IVF medical devices and systems in fiscal 2020 and a privately-held U.S. medical device company in fiscal 2019. Risks we could face with respect to these acquisitions include:

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

•	increased leverage and the risk of lack of access to available financing, including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms;

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of employees;

•	an inability to identify and consummate future acquisitions on favorable terms or at all;

•	diversion of management's attention away from other business concerns;

•	risks of the acquired company’s noncompliance with applicable laws or regulations;

•	expenses of any undisclosed or potential liabilities, contingent liabilities or indemnification obligations of the acquired company;

•	expenses, including restructuring expenses, to shut-down our own locations or terminate our employees;

•	application of and compliance with new and unfamiliar regulatory frameworks such as pharmaceutical regulation applicable to our PARAGARD IUD;

•	Failure to successfully obtain or maintain reimbursements under the third-party payor plans, including but not limited to governmental programs, due to complex reporting and payment obligations;

•	a dilution of earnings per share; and

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

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities, whether due to the effects of the COVID-19 pandemic and related work stoppages, technical or labor difficulties, integration difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMP) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete. Conversely, constrained, excess or idle capacity, which could result from acquisitions, unexpected demand, inaccurate sales forecasting or unexpected manufacturing efficiencies, could significantly impact our profitability, capital investments, customer service levels and near-term financial condition.

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in Costa Rica, Hungary, Puerto Rico, the United Kingdom and the United States, with other smaller locations also existing in multiple locations around the world. CooperSurgical manufactures the majority of its products in Costa Rica, the United Kingdom and the United States, with other smaller locations also existing in multiple locations around the world. In November 2017, CooperSurgical purchased a manufacturing facility in Costa Rica to consolidate a portion of global manufacturing. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Before we can use a second manufacturing site, we must obtain the approval of regulatory authorities, and because this process is expensive, we generally have not sought approvals needed to manufacture at an additional site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of Belgium, the United Kingdom and the United States and various smaller international distribution facilities. CooperSurgical's products are primarily distributed out of its facilities in United States and the Netherlands. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, challenges related to system implementation, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third party service providers, or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.

Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

We rely on independent suppliers in our supply chain for raw materials, packaging materials and components, mechanical equipment and some finished goods; we could experience inventory shortages if any of these suppliers encounter a manufacturing or distribution disruption

Our businesses utilize various chemicals, packaging materials, components, parts and raw materials which are generally available from more than one source. However, in certain instances we acquire components and materials from sole or primary suppliers to make our silicone hydrogel contact lens, certain medical devices and IVF products. We also source mechanical equipment and in certain instances finished goods from OEM suppliers. Supply of these goods, items and materials is protected by contractual agreements, availability of alternative suppliers and/or safety stocks. However, if current suppliers fail to supply sufficient goods, items or materials to us on a timely basis, or at all for any reason, we could experience inventory shortages and disruption in our supply of products. For example, among other situations, some of the primary material used to make our silicone hydrogel contact lens products, including MyDay, Biofinity, Avaira and clariti, are supplied by few sole suppliers, and the failure of a key or sole supplier to timely supply sufficient items and materials necessary for the manufacture of our silicone hydrogel contact lenses could in turn disrupt our supply of those lenses to the market, which would have a material adverse effect on our business, financial condition and results of operations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure that any of them, assuming they receive necessary regulatory approvals, will achieve market acceptance or generate operating profits. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

•	acceptance of our products by eye care and health care practitioners;

•	the cost competitiveness of our products;

•	consumer reluctance to try and use a new product;

•	regulatory and legislative requirements;

•	adequate coverage and reimbursement by third party payors;

•	the earlier release of competitive products, such as new silicone hydrogel products, into the market by our competitors; and the emergence of newer and more competitive products.

We operate in the highly competitive health care industry and there can be no assurance that we will be able to compete successfully.

Each of our businesses operates within a highly competitive environment. In our soft contact lens business, CooperVision faces intense competition from competitors' products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our largest competitors in the contact lens business, Johnson & Johnson Vision Care, Inc., Alcon Inc. and Bausch Health Companies Inc. may have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and/or larger manufacturing volumes than CooperVision. They offer competitive products and differentiated materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. The market for contact lenses is intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully, on a timely basis in the Americas, EMEA and Asia Pacific, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capabilities. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

In the women's health market, competitive factors include technological and scientific advances, product quality, access to local markets based on regulatory clearances, price and effective communication of product information to physicians, hospitals, patients and IVF clinics. CooperSurgical competes with a number of manufacturers in each of its niche areas, some of which have substantially greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

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

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the health care industry in which CooperSurgical competes. CooperVision, both internally and externally with third parties, invests in new product development, including the development of silicone hydrogel-based contact lenses. While much of CooperVision’s research and development activities are performed internally, it also uses external research and development investment in collaborations and joint development with third parties. CooperSurgical has historically purchased, leveraged or licensed the technology developments of others. CooperSurgical also has invested in expanding the internal research and development function with the goal of organic growth and to complement our acquisitions strategy. Research and development time commitments, higher feasibility risk with longer term projects, greater dependence on, and reduced control over, third party deliverables, the cost of obtaining necessary regulatory approval and other costs related to product innovations can be substantial. There can be no assurance that we will successfully obtain necessary regulatory approvals or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, or “smart” contact lenses which incorporate electronics that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition, or results of operations.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, regulations enacted in the European Union such as the Registration, Evaluation, Authorization and Restriction of Chemical Substances, which requires the registration of and regulates use of certain chemicals, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, which regulates the use of certain hazardous substances in certain products our CooperSurgical division manufactures. These and similar legislation that has been or is in the process of being enacted in Japan, China and various states of the U.S. may require us to re-design certain products to ensure compliance with the applicable.

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

Risks Relating to Government Regulation of Manufacture and Sale of Our Products and Services.

The costs of complying with the requirements of federal, state and foreign laws pertaining to the privacy and security of personal information, including health related information and the potential liability associated with failure to do so could materially adversely affect our business and results of operations.

Numerous state and federal laws and regulations, govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of individually identifiable information, including protected health information (PHI). For example, HIPAA establishes national privacy and security standards for protection of PHI by covered entities, such as our genetics testing subsidiaries, and the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

business associates with whom such entities contract for services, including another one of our subsidiaries, Eye Care Prime LLC, which offers value-added software solutions for eye care professionals. HIPAA requires both covered entities and business associates to develop and maintain policies and procedures for PHI that is used or disclosed, and to adopt administrative, physical and technical safeguards to protect PHI. When we are acting as a business associate, our clients that are covered entities are mandated by HIPAA to enter into written agreements with us - known as business associate agreements - that require us to safeguard PHI in accordance with HIPAA. Our genetics testing subsidiaries are likewise required to enter into business associate agreements with any of their business associates.

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

Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Further, California enacted the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

We are also subject to laws and regulations in countries other than United States covering data privacy and the protection of health-related and other personal information. EU and EEA member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the GDPR went into effect on May 25, 2018, and imposes stringent operational requirements for processors and controllers of personal data of individuals within the EEA and the United Kingdom, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, mandatory data breach notification requirements, handling data subject access requests and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. In addition, member states of the EEA may impose further obligations relating to the processing of genetic, biometric or health data, which could further add to our compliance costs and limit how we process this information. In addition, the GDPR increases the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA.

Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. For example, Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Additionally, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into the United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect until 2030, with the temporary suspension from May 1, 2020 through December 31, 2020, unless additional action is taken by Congress. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. In addition, the Medicare Access and CHIP Reauthorization Act of 2015, among other things, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

MDR was to become applicable in May 2020, but on April 23, 2020, to take the pressure off EEA national authorities, notified bodies, manufacturers and other actors so they can focus fully on urgent priorities related to the COVID 19 pandemic, the European Council and Parliament adopted Regulation 2020/561, postponing the date of application of the Medical Devices Regulation by one year (to May 2021). The IVDR will become applicable in May 2022. Once applicable, the new regulations will, among other things:

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

We may be subject to various federal, state and foreign laws pertaining to health care fraud and abuse, including anti-kickback, physician self-referral false claims and physician payment transparency laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including our commercial laboratory operations and how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti- Kickback Statute or specific intent to violate it in order to have committed a violation;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•
the federal physician self-referral prohibitions, commonly known as the Stark Law, which generally prohibit entities from billing a patient or the Medicare or Medicaid programs for certain designated health services, including clinical laboratory services, when the physician ordering the service, or any member of such physician’s immediate family, has a financial interest, such as an ownership or investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition. These prohibitions apply regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;

•
the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute of Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such healthcare professionals and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers and self-pay patients; some state laws require biotechnology companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration of sales representatives.

In addition, federal government price reporting laws, among other things, require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed drugs. Participation in these programs and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs and potentially limit our ability to offer certain marketplace discounts.

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

Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to manufacture, market or distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

Our medical device products are subject to reporting requirements and recalls, even after receiving regulatory clearance or approval, which could harm our reputation, business and financial results.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA's cGMP for medical devices, known as the QSR regulations, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage, importing, exporting and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Failure to comply with QSR requirements and other applicable domestic or international regulatory requirements or to respond to any adverse inspectional observations or product safety issues could result in disruption of our operations and manufacturing delays in addition to, among other things, warning letters, significant fines, injunctions, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

regulatory requirements on us, or otherwise impact our ability to market our currently approved or cleared products.

Modifications and enhancements to medical devices also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer's decision. We have made modifications and enhancements to our medical devices that we do not believe require a new clearance or application, but we cannot confirm that the FDA will agree with our decisions. If the FDA requires us to seek clearance or approval for a modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure that we will be successful in obtaining clearances or approvals for our modifications, if required.

Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results may be adversely affected.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

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

We offer certain genetic testing services to help identify the likelihood of pregnancy as well as identify possible disorders or diseases of a child prior to birth. Regulatory and legislative proposals addressing oversight of genetic testing have been introduced in the United States, and we expect that new proposals

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

will be introduced from time to time both in the United States and in foreign countries in the future. Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and regulations with respect to laboratory developed tests (LDTs). We believe our tests fall within the definition of an LDT. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions. However, if there are changes in the FDA’s policy, or if the FDA disagrees that our marketed tests are LDTs or that we are marketing our tests outside the scope of the FDA’s current policy of enforcement discretion, we may become subject to extensive regulatory requirements and may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. This could significantly increase the costs and expenses of conducting, or otherwise harm, our business.

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

Any new FDA enforcement policies affecting LDT or new legislation, regulations such as the EU IVDR regulation may result in increased regulatory burdens on our ability to continue marketing our genetic products and to develop and introduce new products in the future, which could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations or financial condition.

If we fail to comply with applicable federal, state, local and foreign laboratory licensing requirements, we could lose the ability to perform our genetic tests or experience disruptions to our business.

We are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA), UK Human Fertilization & Embryology Association (HFEA) regulating IVF, a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratories must be certified under CLIA and ISO 15189 in order for us to perform testing on human specimens. In addition, our proprietary tests must also be recognized as part of our accredited programs under CLIA so that we can offer them in our laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The law also requires us to maintain a state laboratory license to conduct testing in that state. Our laboratories are located in Japan, the United Kingdom and United States, and we must maintain the requisite licenses in each jurisdiction.

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, a state license or accreditation, could have a material and adverse effect on our diagnostic testing business, operating results and financial condition. The Centers for Medicare & Medicaid Services (CMS) also has the authority to impose a wide range of sanctions, including revocation of the CLIA certification along with a bar on the ownership or operation of a CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we were to lose our CLIA certification or required state licensure, we would not be able to operate our clinical laboratory

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

and conduct our tests, in full or in particular states, which would adversely impact our diagnostic testing business, operating results, and financial condition.

Pricing pressure from our competitors, customers and changes in third-party coverage and reimbursement may adversely affect demand for our products and negatively impact our operating results.

Competition in our industry has increased as a result of new market entrants, new technologies and as more established companies have intensified competitive pricing pressure. As a result of these competitive forces, we believe there will continue to be pricing pressure in the future. Because our CooperSurgical products are generally purchased by hospitals and surgical centers, OB/GYN medical offices and fertility clinics, and billed to various third-party payors, changes in the purchasing behavior of such customers or the amount such payors are willing to reimburse our customers for procedures using our products, including as a result of healthcare reform initiatives, could create additional pricing pressure on us. In addition to these competitive forces, we continue to see pricing pressure as our customers introduce new pricing structures into their contracts and agreements, including fixed price formulas, capitated pricing and structured pricing intended to contain healthcare costs. Such trends may adversely affect demand for our products and may drive down the prices we are able to charge for our products, both of which would negatively affect our operating results.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and medical devices or modifications to cleared or approved drugs and medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Relating to Tax

Increases in our effective tax rates or adverse outcomes resulting from examination of income tax returns could adversely affect our results.

Determination of the Company’s effective tax rate and evaluation of its tax positions is uncertain with rapidly changing enactment, interpretation and enforcement of tax regulations by taxing authorities globally. When tax matters arise, several years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter in any of the jurisdictions in which we operate could increase the effective tax rate, which would have an adverse effect on the Company’s operating results. Any resolution of a tax matter may require the use of cash in the year of resolution. For instance, in fiscal 2019, we were required to pay additional taxes resulting from an inquiry in the United Kingdom related to the transfer out of the country of certain intellectual property rights in connection with a 2014 acquisition.

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where we have higher statutory rates or lower than anticipated in countries where we have lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. We are also subject to the examination of our tax filings by domestic and foreign tax authorities and the outcome of these examinations could have an adverse effect on our operating results and financial condition.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Risks Relating to Interest and Foreign Exchange Rates, Debt and Equity

Exchange rate fluctuations and foreign currency hedges could adversely affect our financial results.

As a result of our international operations, currency exchange rate fluctuations may affect our results of operations and financial position. Our most significant currency exposures are the British pound sterling, euro and Japanese yen. We are also exposed to the Danish krone, Swedish krona, Australian dollar and Canadian dollar among other currencies. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent we are unable to materially offset non-functional currency flows, exchange rate fluctuations could have a positive or negative impact on our financial condition and results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings and can make it more difficult for our shareholders to understand the relative strengths or weaknesses of the underlying business on a period-over-period comparative basis. Currently we do not enter into foreign exchange agreements with financial institutions to reduce our net exposure to fluctuations in foreign currency values relative to our non-functional currency obligations or balances, and although we may enter into these types of agreement in the future, they would not eliminate that risk entirely.

We are vulnerable to interest rate risk with respect to our debt.

We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain a desired mix of fixed-rate and variable-rate debt, from time to time we may use interest rate swap agreements to fix a portion of our variable-rate debt as further described in the Note 14 of Consolidated Financial Statements. We may not be successful in structuring such swap agreements to manage our risks effectively and, which could adversely affect our business, earnings and financial condition.

The UK’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. We have multiple debt facilities which bear interest at a variable rate based on the Eurodollar LIBOR rate in effect from time to time. A change or transition away from LIBOR as a common reference rate in the global financial market could have a material, adverse effect on our business. Management continues to monitor the status and discussions regarding LIBOR. We are not yet able to reasonably estimate the expected impact.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Volatility in the securities markets, interest rates, and other factors could substantially increase our defined benefit plan costs.

We sponsor a defined benefit plan for certain employees in the United States. This defined benefit plan is funded with trust assets invested in a diversified portfolio of securities and other investments. Changes in interest rates, mortality rates, early retirement rates, investment returns, discount rates and the market value of plan assets can affect the funded status of our defined benefit plan and cause volatility in the net periodic benefit cost and future funding requirements of the plan. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations.
Item 1B. Unresolved Staff Comments.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2020. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 224,533 square feet in the United Kingdom, 164,946 square feet in Costa Rica, 63,787 square feet in Denmark, 76,778 square feet in New York and 33,630 square feet in Texas. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States:
California	109,900	Executive offices; CooperVision research and development and administrative offices; CooperSurgical laboratory
New York	423,175	CooperVision manufacturing, sales / commercial, distribution and administrative offices; CooperSurgical manufacturing, office and distribution
Connecticut	301,962	CooperSurgical manufacturing, marketing, distribution, research and development and administrative offices
Texas	36,113	CooperSurgical manufacturing
Puerto Rico	527,285	CooperVision manufacturing, research and development and distribution
Costa Rica	167,066	CooperVision and CooperSurgical manufacturing and office
Brazil	16,580	CooperVision sales / commercial offices and distribution
Canada	30,625	CooperVision sales / commercial offices and CooperSurgical office
Other Americas	159,392	CooperVision sales / commercial offices and distribution; CooperSurgical manufacturing, sales / commercial offices and laboratory

EMEA
United Kingdom	793,796	CooperVision manufacturing, sales / commercial offices, distribution, research and development and administrative offices; CooperSurgical sales / commercial offices and manufacturing, genetics lab
Hungary	330,269	CooperVision manufacturing, distribution and sales / commercial offices
Belgium	280,067	CooperVision distribution
Spain	180,058	CooperVision distribution, sales / commercial offices and administrative offices; CooperSurgical sales / commercial offices
Denmark	66,155	CooperSurgical manufacturing, marketing and administrative offices
Other EMEA	258,038	CooperVision and CooperSurgical sales / commercial offices and distribution

ASIA PACIFIC
Japan	92,636	CooperVision sales / commercial, distribution and administrative offices; CooperSurgical laboratory, sales, marketing and distribution
Australia	27,005	CooperVision sales / commercial, distribution and administrative offices; CooperSurgical sales / distribution offices
Other Asia Pacific	89,359	CooperVision and CooperSurgical sales / commercial offices and distribution

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Legal Proceedings
Information regarding legal proceedings is included in Note 12. Contingencies of the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” At December 1, 2020, there were 303 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of $3.0 million in each of fiscal 2020 and 2019. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on Cooper's common stock with the cumulative total return of the Standard & Poor 500 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2020. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2015 and assumes that all dividends were reinvested.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc.,
the S&P 500 Index and the S&P Health Care Equipment Index
*$100 invested on October 31, 2015 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	October 2015	October 2016	October 2017	October 2018	October 2019	October 2020
The Cooper Companies, Inc.	$100.00	$115.59	$157.80	$169.70	$191.21	$209.68
S&P 500	$100.00	$104.51	$129.21	$138.70	$158.57	$173.97
S&P Health Care Equipment	$100.00	$113.12	$141.37	$165.72	$204.72	$227.89

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The Company's share repurchase activity during the three-month period ended October 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
8/1/20 - 8/31/20	—	$—	—	$359,655,532
9/1/20 - 9/30/20	—	$—	—	$359,655,532
10/1/20 - 10/31/20	—	$—	—	$359,655,532
	—		—

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

During the fiscal year ended October 31, 2020, we repurchased a total of 160.8 thousand shares of common stock for $47.8 million at an average price of $296.9 per share under the repurchase program. At October 31, 2020, approximately $359.7 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2020, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of October 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	1,479,038	$213.53	2,120,189
Equity compensation plans not approved by shareholders	—	—	—
Total	1,479,038	$213.53	2,120,189

(1) The amount of total securities to be issued under Company equity plans upon exercise of outstanding options, warrants and rights shown in Column A includes 368,620 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based vesting periods. The total also includes 6,911 shares representing the maximum number of shares that may be issued subject to Performance Share Awards outstanding as of the end of the fiscal year. Restricted Stock Units and Performance Share Awards do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B.

(2) Includes information with respect to the Third Amended and Restated 2007 Long-Term Incentive Plan for Employees of the Cooper Companies, Inc. (the 2007 Plan), which was approved by stockholders on March 17, 2016, and provides for the issuance of up to 6,930,000 shares of Common Stock, the 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders on March 18, 2019 and provides for the issuance of up to 1,000,000 shares of Common Stock, and the 2020 Long Term Incentive Plan for Non-Employee Directors of the Cooper Companies, Inc. (the Directors Plan), which was approved by stockholders on March 18, 2020 and provided for the issuance of up to 50,000 shares of Common Stock. As of October 31, 2020, up to 1,088,901 shares of Common Stock may be issued pursuant to the 2007 Plan, up to 988,359 shares of Common Stock may be issued pursuant to the 2019 ESPP and up to 42,929 shares of Common Stock may be issued pursuant to the 2020 Directors Plan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Selected Financial Data.

Five Year Financial Highlights

Years Ended October 31, (In millions, except per share amounts)	2020	2019	2018	2017	2016
Consolidated Operations
Net sales	$2,430.9	$2,653.4	$2,532.8	$2,139.0	$1,966.8
Gross profit	$1,534.8	$1,756.8	$1,632.3	$1,365.8	$1,173.1
Income before income taxes	$266.5	$477.4	$331.9	$394.0	$295.6
Net income attributable to Cooper stockholders	$238.4	$466.7	$139.9	$372.9	$273.9
Diluted earnings per share attributable to stockholders	$4.81	$9.33	$2.81	$7.52	$5.59
Number of shares used to compute diluted earnings per share	49.6	50.0	49.7	49.6	49.0
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.06
Consolidated Financial Position
Current assets	$1,274.2	$1,163.4	$1,090.9	$953.2	$937.1
Property, plant and equipment, net	1,281.9	1,132.1	976.0	910.1	877.7
Operating lease right-of-use assets	260.2	—	—	—	—
Goodwill	2,447.3	2,428.9	2,392.1	2,354.8	2,164.7
Other intangible assets, net	1,289.0	1,405.3	1,521.3	504.7	441.1
Deferred tax assets and other assets	184.9	144.8	132.5	135.9	58.0
Total assets (1)	$6,737.5	$6,274.5	$6,112.8	$4,858.7	$4,478.6
Short-term debt	$409.3	$563.7	$37.1	$23.4	$226.3
Other current liabilities	595.1	546.9	499.4	372.7	316.9
Long-term debt	1,383.9	1,262.6	1,985.7	1,149.3	1,107.4
Long-term tax payable	162.0	124.8	141.5	—	—
Other liabilities	362.4	147.9	141.3	137.5	132.1
Total liabilities	2,912.7	2,645.9	2,805.0	1,682.9	1,782.7
Stockholders' equity	3,824.8	3,628.6	3,307.8	3,175.8	2,695.9
Total liabilities and stockholders’ equity	$6,737.5	$6,274.5	$6,112.8	$4,858.7	$4,478.6

(1) On November 1, 2019, we adopted Accounting Standards Codification No. 842, Leases ("ASC 842"), using an optional transition method and as a result, the comparative information has not been restated and is reported under the accounting standards in effect for these years. See Note 1 to the Consolidated Financial Statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for fiscal 2020 compared with fiscal 2019. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” For a discussion related to fiscal 2019 compared with fiscal 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended October 31, 2019, which was filed with the United States Securities and Exchange Commission (SEC) on December 20, 2019, and is available on the SEC's website at www.sec.gov and our Investor Relations website at investor.coopercos.com.

Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

Non-GAAP Financial Measures

The succeeding sections of Management’s Discussion and Analysis (MD&A) may include certain financial measures that are not defined by accounting principles generally accepted in the United States of America (GAAP). These measures, which are referred to as non-GAAP measures, are listed below:

•	Free Cash Flow - Free cash flow is calculated as net cash provided by operating activities less capital expenditures.

•	Constant currency - Constant currency is defined as excluding the effect of foreign currency fluctuations.
For a discussion of these measures and the reasons management believes they are useful to investors, refer to “Summary of Non-GAAP Financial Measures” below. To the extent applicable, this MD&A includes reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

COVID-19 Considerations

The World Health Organization categorized the Coronavirus disease 2019 (COVID-19) as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners and retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. This has had, and we believe will continue to have, an adverse effect on our sales, operating results and cash flows.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have taken an active role in addressing the ongoing pandemic’s impact on our employees, suppliers, distribution channels, operations and customers, including taking precautionary measures, such as implementing contingency plans, and making operational adjustments as necessary. We have taken measures to help ensure the safety of our personnel in all our facilities, and we have endeavored and continue to follow recommended actions of government and health authorities to protect our employees worldwide.

As of the date of this filing, we have not experienced any significant disruption at our manufacturing facilities. We have had no significant disruption in our access to necessary raw materials and other supplies or with our distribution network; however, we have experienced higher unabsorbed fixed overhead costs, labor inefficiencies, higher cost of production and higher freight charges as a result of the COVID-19 pandemic. As a result, we instituted an inventory control project to reduce buildup of excess inventory. Our manufacturing and distribution operations have responded to the impacts related to the COVID-19 pandemic, and we have been able to continue to supply our products around the world without interruption. In the future, we may decide or need to implement additional precautionary measures or operational adjustments as we deem prudent to meet consumer demand or to help further ensure employee safety. We believe that the actions we are taking have enabled us to keep our employees safe and our supply chain intact and will help us emerge from this global pandemic operationally sound and well positioned for long-term growth.

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

For more information on the risks associated with the COVID-19 pandemic, refer to Part I, Item 1A, "Risk Factors" herein.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, the impact, risks and uncertainty relating to the global COVID-19 pandemic and related economic disruptions, as further described in the “COVID-19 Considerations” section above and in the “Risk Factors” section in Part I, Item 1A of this filing, have adversely affected our sales, cash flow and current performance and are likely to further adversely affect our future sales, cash flow and performance. Additionally, other events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, changes in tax legislation, debt concerns, the uncertainty during and after the transition period following the United Kingdom's withdrawal from the EU, changes to existing regulations and new regulations, global trade barriers including additional tariffs and the trend of consolidations within the health care industry could impact our current performance and continue to represent a risk to our future performance.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal, toric multifocal and myopia management contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology, PC Technology™ and ActivControl™ technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care markets with products such as ortho-k and scleral lenses. In November 2019, CooperVision received United States Food and Drug Administration (FDA) approval for its MiSight® 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12 and became available in the United States during fiscal 2020. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
On August 7, 2020, CooperVision completed the acquisition of a privately-held U.S contact lens manufacturer focusing on ortho-k lenses. This acquisition expands CooperVision’s specialty eye care portfolio and its leadership in addressing the increasing severity and prevalence of myopia.
On December 28, 2018, CooperVision completed the acquisition of a privately-held scleral lens company, which expands CooperVision's specialty and scleral lens portfolio.
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
CooperSurgical acquired a privately-held distributor of IVF medical devices and systems on December 13, 2019.
On December 31, 2018, CooperSurgical acquired a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure.
Capital Resources - At October 31, 2020, we had $115.9 million in unrestricted cash, primarily held outside the United States, and $754.6 million available under our 2020 Revolving Credit Facility. Debt outstanding at October 31, 2020 primarily consisted of:

•	$850.0 million term loan entered into on April 1, 2020

•	$534.0 million drawn under our 2020 Revolving Credit Facility entered into on April 1, 2020

•	$350.0 million term loan entered into on October 16, 2020

See Note 5. Debt of the Consolidated Financial Statements for additional information.

Transition from LIBOR

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. Further, in March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company has material contracts that are indexed to LIBOR and is continuing to monitor this activity and evaluate the related risk. We are continuing to evaluate the scope of impacted contracts and the potential impact. We are also monitoring the developments regarding alternative rates and may amend certain contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of agreements potentially indexed to LIBOR is material, we are not yet able to reasonably estimate the expected impact.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2020 Compared with 2019

Highlights: 2020 vs. 2019

•	Gross margin decreased to 63% of net sales compared with 66% in fiscal 2019, primarily due to the negative impact of the COVID-19 pandemic on net sales and cost of sales

•	Operating income decreased 43% to $311.8 million from $546.7 million

•	Interest expense decreased to $36.8 million from $68.0 million due to lower average debt balances and lower interest rates

•	Diluted earnings per share decreased 48% to $4.81 from $9.33

•	Operating cash flow decreased 32% to $486.6 million from $713.2 million.

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2020	2019	2020 vs. 2019 % Change in Absolute Values
Net sales	100%	100%	(8)%
Cost of sales	37%	34%	—%
Gross profit	63%	66%	(13)%
Selling, general and administrative expense	41%	38%	—%
Research and development expense	4%	3%	8%
Amortization of intangibles	6%	5%	(6)%
Gain on sale of an intangible	—%	1%	—%
Operating income	13%	21%	(43)%

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

CooperVision Net Sales by Category

($ in millions)	2020	2019	2020 vs. 2019 % Change
Toric	$598.2	$620.0	(4)%
Multifocal	197.0	202.9	(3)%
Single-use spheres	529.0	568.2	(7)%
Non single-use sphere, other	518.8	581.8	(11)%
	$1,843.0	$1,972.9	(7)%

In the fiscal year ended October 31, 2020:

•
The COVID-19 pandemic has negatively impacted our business. Net sales in fiscal 2020 declined by 7%, compared to fiscal 2019. Customers have either slowed down purchases or delayed orders due to a desire to reduce inventories, reduced contact lens wear driven by limited social interaction and lack of patient access on account of certain office closures and reduced access as offices reopen. We started experiencing downward pressure on net sales when markets started closing during our second quarter of fiscal 2020 as social restrictions were put in place and the offices of health care providers were closed

•	CooperVision’s net sales declined across product categories and all our markets, however the net sales decline was partially offset by higher sales of MyDay, MiSight and Biofinity Energys

•	"Other" products primarily include lens care which represented approximately 2% of net sales in fiscal 2020 and 2019

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Total silicone hydrogel products decreased by 4%, representing 74% of net sales in the fiscal 2020 compared to 72% in fiscal 2019

•
Foreign exchange rates negatively impacted sales by approximately $2.4 million, compared to a negative impact of $53.6 million in fiscal 2019. In fiscal 2020, net sales decreased 6% in constant currency over the prior year

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

($ in millions)	2020	2019	2020 vs. 2019 % Change
Americas	$720.3	$763.8	(6)%
EMEA	690.1	746.5	(8)%
Asia Pacific	432.6	462.6	(6)%
	$1,843.0	$1,972.9	(7)%
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The chart below shows the percentage of net sales of office and surgical products and fertility.

($ in millions)	2020	2019	2020 vs 2019 % Change
Office and surgical products	$358.8	$422.4	(15)%
Fertility	229.1	258.1	(11)%
	$587.9	$680.5	(14)%

In the fiscal year ended October 31, 2020:

•
We have experienced COVID-19 pandemic-related economic disruptions and decline in net sales during fiscal 2020. We experienced downward pressure on revenue when major markets started closing as social restrictions were put in place and the offices of certain health care providers were closed. In response to the COVID-19 pandemic, as a precautionary measure, certain health care facilities and medical offices were closed or restricted access and surgeries and elective medical procedures and exams have been deferred or canceled. Further, there has been a significant reduction in physician office visits, and healthcare centers have postponed or canceled capital purchases

•
Office and surgical products decreased compared to the prior year mainly due to reduction in PARAGARD IUD sales. Further, there has been a reduction in revenue from other surgical products such as Uterine Manipulators and Closure products, partially offset by an increase in revenue from Incisive Surgical and Endosee products

•	Fertility net sales declined compared to the prior year mainly due to reduction in revenue from IVF consumables and equipment

•
Foreign exchange rates negatively impacted sales by approximately $2.1 million, compared to a negative impact of $9.0 million in the prior year. In fiscal 2020, net sales decreased 13% in constant currency over the prior year

•	We expect to continue seeing downward pressure on net sales if the COVID-19 pandemic continues, hospitals and healthcare centers continue to restrict access, and social distancing measures continue.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin
Consolidated Gross Margin decreased in fiscal 2020 to 63% compared to 66% of fiscal 2019 due to:

•	Decreased revenue due to negative impact of COVID-19 pandemic

•	Increased cost of sales which included $90.1 million of costs primarily related to the COVID-19 pandemic and other manufacturing related costs

•	Fiscal 2019 included $28.2 million of primarily product transition, integration and manufacturing related costs.
Selling, General and Administrative Expense (SGA)

($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs. 2019 % Change
CooperVision	$682.3	37%	$682.4	35%	—%
CooperSurgical	261.0	44%	266.2	39%	(2)%
Corporate	49.2	—	47.6	—	3%
	$992.5	41%	$996.2	38%	—%

SGA expense remained relatively flat in fiscal 2020 compared with fiscal 2019. As a percentage of sales, SGA increased in fiscal 2020 compared to fiscal 2019, due to salaries and benefits, selling, advertising and marketing activities, and fixed General and Administrative (G&A) costs.
CooperVision's SGA remained relatively flat in fiscal 2020 compared to fiscal 2019 primarily due to advertising and marketing activities, including MiSight and increase in G&A costs, partially, offset by lower travel expenses. CooperVision's SGA in fiscal 2020 included $6.5 million primarily related to acquisition and integration activities. CooperVision's SGA in fiscal 2019 included $7.1 million of acquisition costs, integration costs and costs related to new product launches.
The decrease in CooperSurgical's SGA in fiscal 2020 compared to fiscal 2019 was primarily due to lower selling and distribution expenses due to lower sales and savings from lower travel expenses, partially offset by an increase in G&A costs. CooperSurgical's SGA in fiscal 2020, included $19.8 million, primarily related to integration expenses and MDR costs. CooperSurgical's SGA in fiscal 2019 included $19.6 million of acquisition and integration expenses of acquired companies, as well as MDR costs.
Corporate SGA increased in fiscal 2020 compared to fiscal 2019 primarily due to higher share-based compensation expense.
Research and Development Expense (R&D)

($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs. 2019 % Change
CooperVision	$54.1	3%	$55.5	3%	(2)%
CooperSurgical	39.2	7%	31.2	5%	25%
	$93.3	4%	$86.7	3%	8%

•
CooperVision's R&D decreased in fiscal 2020 compared to fiscal 2019 mainly due to timing of clinical studies. As a percentage of sales, R&D expense remained flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements

•
The increase in CooperSurgical's R&D in fiscal 2020 compared to fiscal 2019 was primarily due to increased investment activities in developing new products and services and upgrades of existing products. CooperSurgical has not paused research programs during the COVID-19

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

pandemic and has maintained its spend on innovations and increased its spend on key regulatory investment areas to support our long-term objectives. As a percentage of sales, R&D expense increased due to increased investment in developing new products coupled with a decline in sales.

•	CooperSurgical's R&D activities include diagnostics, IVF product development and the design and upgrade of surgical procedure devices.
Amortization Expense

($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs. 2019 % Change
CooperVision	$32.4	2%	$40.9	2%	(21)%
CooperSurgical	104.8	18%	104.9	15%	—%
	$137.2	6%	$145.8	5%	(6)%
CooperVision amortization expense decreased in fiscal 2020 compared to fiscal 2019 due to certain intangible assets becoming fully amortized.
CooperSurgical's amortization expense remained relatively flat.

Gain on Sale of an Intangible Asset

In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right to distribute Filshie Clip System in the United States for $21.0 million and recognized a gain of $19.0 million.
Operating Income

($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs. 2019 % Change
CooperVision	$375.7	20%	$506.4	26%	(26)%
CooperSurgical	(14.7)	(3)%	87.9	13%	(117)%
Corporate	(49.2)	—	(47.6)	—	(3)%
	$311.8	13%	$546.7	21%	(43)%

The operating income for fiscal 2020 was primarily impacted by the COVID-19 pandemic which resulted from a decrease to our net sales and additional expenses due to the COVID-19 pandemic related costs as discussed above.

CooperVision operating income decreased as a percentage of net sales and in absolute dollars in fiscal 2020 compared to fiscal 2019 primarily due to a decrease in net sales partially offset by a decrease in operating expenses and a decrease in amortization expenses.

CooperSurgical operating income decreased as a percentage of net sales and in absolute dollars in fiscal 2020 compared to fiscal 2019 primarily due to a decrease in net sales and higher R&D expenses to support growth partially offset by a decrease in SGA. In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right to distribute Filshie Clip System in the U.S. for $21.0 million and recognized a gain of $19.0 million.

Corporate operating loss increased in fiscal 2020 compared to fiscal 2019, primarily due to higher stock-based compensation expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

On a consolidated basis, operating income decreased in absolute dollars and as a percentage of net sales primarily due to the negative impact of the COVID-19 pandemic, as discussed above.

Interest Expense

($ in millions)	2020	% Net Sales	2019	% Net Sales	2020 vs. 2019 % Change
Interest expense	$36.8	2%	$68.0	3%	(46)%
Interest expense decreased as a percentage of net sales and in absolute dollars during fiscal 2020 primarily due to lower interest rates and lower average debt balances compared to the prior year, partially offset by the write-off of debt issuance costs.
Other Expense (Income), Net

($ in millions)	2020	2019
Foreign exchange loss	$1.2	$2.2
Other expense (income), net	7.3	(0.9)
	$8.5	$1.3
Foreign exchange loss primarily resulted from the revaluation and settlement of foreign currency-denominated balances.
Other expense (income) increased in fiscal 2020, primarily due to non-consolidated subsidiary investments losses and advances during the year.
Provision for Income Taxes
The Company’s effective tax rate (ETR) was 10.6% and 2.3% for fiscal 2020 and fiscal 2019, respectively. The ETR in fiscal 2020 increased in comparison to fiscal 2019 primarily due to foreign earnings subject to US tax, partially offset by a shift in the geographic mix of income.
The ETR for both fiscal 2020 and fiscal 2019 was less than the US federal statutory tax rate primarily due to foreign earnings in jurisdictions with lower tax rates, a step-up of the US tax-deductible basis of intellectual property rights from intra-entity sales and excess tax benefits from share-based compensation. This was partially offset by foreign earnings subject to US tax. The jurisdictions with lower tax rates with the most significant tax impact include Barbados, Puerto Rico and the United Kingdom. See Note 6. Income Taxes of the Consolidated Financial Statements for additional information.
Share-Based Compensation Plans

We grant various share-based compensation awards, including stock options, performance shares and restricted stock units. The share-based compensation and related income tax benefit recognized in the Consolidated Financial Statements in fiscal 2020 was $38.6 and $4.8, respectively, compared to $36.3 million and $5.1 million, respectively, in fiscal 2019. As of October 31, 2020, there was $82.5 million of total unrecognized share-based compensation cost related to non-vested awards. See Note 9. Stock Plans of the Consolidated Financial Statements for additional information.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2020 would have increased by approximately $8.08. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2020 would have increased by approximately $2.37.

Retirement Income Plan Soft Freeze

On June 18, 2019 the Board of Directors of the Company approved a soft freeze of the Plan effective August 1, 2019. The Plan was closed to employees hired on or after August 1, 2019, including former participants or employees rehired on or after August 1, 2019 and employees hired in connection with a stock or asset acquisition, merger or other similar transaction on or after August 1, 2019. Existing employees already covered by the Plan, continue to accrue their benefits. There is no material impact on the Company's results of operations, financial position and cash flows for the fiscal 2020 and 2019.

Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval for the Employee Stock Purchase Plan (ESPP). The first offering period began on November 4, 2019 and offerings are generally made on a quarterly basis. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. Payroll deductions will be limited to 15% of the employee’s eligible compensation, not to exceed $21.3 thousand in any one calendar year. The ESPP initially authorized the issuance of 1,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. During fiscal year ended October 31, 2020, we issued 11,641 shares to our employees under the ESPP. At October 31, 2020, the number of shares remaining available for future issuance under the ESPP is 988,359 shares. Total ESPP Share-based compensation recognized during the fiscal year ended October 31, 2020 was $0.7 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2020 Highlights

•	Operating cash flow of $486.6 million compared to $713.2 million in fiscal 2019

•	Expenditures for purchases of property, plant and equipment of $310.4 million up from $292.1 million in fiscal 2019

•	Cash payments for acquisitions and others of $54.1 million compared to $59.2 million in fiscal 2019

•	Total debt, net of debt issuance cost, at $1.8 billion at the end of fiscal 2020 compared to $1.8 billion at the end of fiscal 2019

•	Cash provided by operations of $486.6 million offset by capital expenditures of $310.4 million resulted in positive free cash flow of $176.2 million, down 58% compared to the prior year period
Comparative Statistics

Years Ended October 31, ($ in millions)	2020	2019
Cash and cash equivalents	$115.9	$89.0
Total assets	$6,737.5	$6,274.5
Working capital	$269.8	$52.8
Total debt	$1,793.2	$1,826.3
Stockholders’ equity	$3,824.8	$3,628.6
Ratio of debt to equity	0.47:1	0.50:1
Debt as a percentage of total capitalization	32%	33%
Working Capital
The increase in working capital at October 31, 2020 from the end of fiscal 2019 was primarily due to:

•
decrease in short-term debt of $154.4 million primarily due to repayment of the outstanding balance of the 2019 Term Loan at maturity net of the amount of borrowings received under the new 2020 Term Loan Agreement, entered into on October 16, 2020 (see below)

•	increase in inventories of $63.5 million due to lower sales from the impact of the COVID-19 pandemic and higher manufacturing costs

•	increase in cash and cash equivalents of $26.9 million

•
decrease in other current liabilities of $25.3 million primarily due to timing of payments and a reduction in fiscal 2020 customer rebate accruals due to the decrease in sales resulting from the COVID-19 pandemic

•	increase in prepaid expense and other current assets of $20.3 million, partially offset by;

•	increase in accounts payable of $25.9 million due to timing of payments

•	increase in employee compensation and benefits of $14.3 million

•	recognition of current operating lease liabilities of $33.3 million on adoption of ASC 842, Leases.
At October 31, 2020, our inventory months on hand were 6.6 compared to 6.4 at October 31, 2019. The $63.5 million increase in inventories was primarily due to lower sales from the impact of the COVID-19 pandemic and higher manufacturing costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our days sales outstanding (DSO) was 60 days at October 31, 2020 compared to 56 days at October 31, 2019. The increase in DSO from October 31, 2019 to October 31, 2020 was primarily due to timing of collections.

Operating Cash Flow

Cash provided by operating activities decreased by $226.6 million from $713.2 million in fiscal 2019 to $486.6 million in fiscal 2020. This decrease in cash flow provided by operating activities primarily consists of:

•
decrease in net income of $228.3 million from a net income of $466.7 million in fiscal 2019 to $238.4 million in fiscal 2020 which resulted from a decrease in our net sales and additional expenses due to the COVID-19 pandemic;

•
$80.9 million decrease in the net changes in prepayments and other assets primarily due to the refund of the prepayment made to the U.K. Tax Authorities in the prior year period and capitalized cloud computing costs;

•	$42.4 million decrease in the net changes in accrued liabilities partially due to reduction in indirect value-added tax, chargebacks and customer rebate accruals as a result of the decrease in sales;

•	$25.0 million decrease in the net changes in inventories primarily due to lower sales;

•	$20.0 million decrease in the net changes in operating lease liability and right-of-use asset due to impact from adoption of ASC 842, Leases;

•	$21.1 million decrease in the net changes in income tax payable, partially offset by;

•	$64.1 million increase in the net changes in trade receivables primarily due to timing of collections;

•	increase of $32.5 million in non-cash lease expense due to impact from adoption of ASC 842, Leases;

•	increase of $20.0 million driven by net changes in long term tax liabilities and defined benefit plan;

•	$19.6 million increase in the net changes in accounts payable primarily due to timing of payments;

•	decrease of $19.0 million due to a gain on sale of an intangible asset, representing the sale by CooperSurgical of the Filshie Clip exclusive distribution right recognized in prior year period;

•	increase of $16.7 million in impairment and loss on disposal of property, plant and equipment; and

•	$15.0 million increase in the net changes in deferred income taxes.

Investing Cash Flow

Cash used in investing activities increased by $13.2 million to $364.5 million in fiscal 2020 from $351.3 million in fiscal 2019 primarily due to:

•	increase of $18.3 million in capital expenditures, partially offset by;

•	decrease of $5.1 million in payments made for acquisitions in the fiscal 2020 compared to the prior year period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Cash Flow

Cash provided by financing activities decreased by $255.9 million to $95.5 million cash outflow in fiscal 2020 compared to $351.4 million cash outflow in fiscal 2019, primarily due to:

•	$2,068.6 million increase in proceeds from long-term debt, primarily due to funds received from the 2020 Credit Agreement (as defined below) partially offset by;

•
$1,374.1 million increase in repayments of long-term debt, primarily related to termination of 2019 Term Loan Agreement (as defined below), 2017 Term Loan Agreement (as defined below) and the 2016 Credit Agreement (as defined below); and

•	$531.9 million decrease in net proceeds from short-term debt, primarily due to movements in short term loans.
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

On April 1, 2020, in connection with the Company’s entry into the 2020 Credit Agreement, the Company terminated the senior unsecured term loan agreement entered into on November 1, 2017 in connection with PARAGARD (the 2017 Term Loan Agreement) and the Revolving Credit and Term Loan Agreement entered into on March 1, 2016 (the 2016 Credit Agreement). In connection with the termination, all borrowings outstanding under the 2017 Term Loan Agreement and the 2016 Credit Agreement were repaid.

At maturity, on September 25, 2020, outstanding amounts under the 2019 Term Loan Agreement (including the Second Amendment to the 2018 Term Loan Agreement) were fully repaid using borrowings under the 2020 Revolving Credit Facility.

On October 16, 2020, the Company entered into a 364-day, $350.0 million, term loan agreement (the 2020 Term Loan Agreement) by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on October 15, 2021.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of October 31, 2020:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$534.0	$1.4	$754.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2020 Term Loan	350.0	350.0	n/a	—	October 15, 2021
Total	$2,490	$1,734	$1.4	$754.6

The 2020 Credit Agreement and the 2019 Term Loan Agreement contain customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Coverage Ratio. As defined, in the 2020 Credit Agreement and the 2019 Term Loan Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At October 31, 2020, we were in compliance with the Interest Coverage Ratio at 21.19 to 1.00 and the Total Leverage Ratio at 2.15 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.

See Note 5. Debt of the Consolidated Financial Statements for additional information.

Considering recent market conditions and the ongoing COVID-19 pandemic crisis, we have re-evaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flow from operating activities and cash available under our 2020 Credit Agreement will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the Consolidated Financial Statements included in this quarterly report. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

Share Repurchases
In December 2011, the Company's Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements.
The Company's share repurchases during the fiscal year ended October 31, 2020 and 2019 as follows:

Years Ended October 31, ($ in millions)	2020	2019
Number of shares	160,850	536,972
Average repurchase price per share	$296.9	$292.7
Total costs of shares repurchased (in millions)	$47.8	$156.1

At October 31, 2020, $359.7 million remained authorized for repurchase under the program.
Dividends
In fiscal 2020 and 2019, the Company paid a semiannual dividend of 3 cents per share: $1.5 million or 3 cents per share on February 10, 2020 to stockholders of record on January 23, 2020; $1.5 million or 3 cents on August 7, 2020 to stockholders of record on July 23, 2020; $1.5 million or 3 cents per share on February 8, 2019 to stockholders of record on January 22, 2019; $1.5 million or 3 cents per share on August 7, 2019 to stockholders of record on July 23, 2019.

OFF BALANCE SHEET ARRANGEMENTS

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2020, we had the following contractual obligations and commercial commitments:

Payments Due by Period (In millions)	Total	2021	2022 & 2023	2024 & 2025	2026 & Beyond
Contractual obligations:
Long-term debt	$1,384.2	$—	$—	$1,384.2	$—
Interest payments	120.5	27.3	47.8	37.2	8.2
Operating leases	325.3	40.7	68.9	57.3	158.4
Transition tax on unremitted foreign earnings and profits (1)	124.0	11.8	23.6	51.7	36.9
Purchase obligation (2)	90.3	70.1	16.8	3.4	—
Defined benefit plan (3)	135.8	10.0	22.9	26.6	76.3
Total contractual obligations	2,180.1	159.9	180.0	1,560.4	279.8
Commercial commitments:
Stand-by letters of credit	4.5	4.5	—	—	—
Total	$2,184.6	$164.4	$180.0	$1,560.4	$279.8

(1) As of October 31, 2020, we had $124.0 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the 2017 Act, which is payable in six annual installments. The installment for 2021 is classified as a current income tax payable on our consolidated balance sheet.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, about $58.5 million of our long-term income taxes payable have been excluded from the table above. However, other long-term liabilities, included in our consolidated balance sheet, include a reserve for a portion of these uncertain tax positions. See Note 6. Income Taxes of the Consolidated Financial Statements for additional information.

(2) Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and includes obligations for inventory, capital expenditures and other operating expense commitments.

(3) The expected future benefit payments for pension plans through 2030 are disclosed in Note 10. Employee Benefits of the Consolidated Financial Statements.

Inflation and Changing Prices

Inflation has had no appreciable effect on our operations in the last three fiscal years.
Summary of Non-GAAP Financial Measures

The non-GAAP financial measures that may be included in this MD&A and the reasons management believes they are useful to investors are described below. These measures should be considered supplemental in nature and are not intended to be a substitute for the related financial information prepared in accordance with GAAP. In addition, these measures may not be the same as similarly named measures presented by other companies.

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

Estimates and Critical Accounting Policies

Management estimates and judgments are an integral part of financial statements prepared in accordance with GAAP. We believe that the critical accounting policies described in this section address the more significant estimates required of management when preparing the Consolidated Financial Statements in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustment to these balances in future periods.

The World Health Organization categorized the Coronavirus disease 2019 (COVID-19) as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners and retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. This has had, and we believe will continue to have, an adverse effect on our sales, operating results and cash flows.

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions impacted by uncertainty surrounding the COVID-19 pandemic and related economic disruptions. The extent to which the COVID-19 pandemic and related economic disruptions impact our accounting estimates will depend on future developments including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on our customers and suppliers; and how

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to:

•	allowance for doubtful accounts and credit losses

•	carrying value of inventory

•	carrying value of goodwill and other long-lived assets

There was not a material impact to the above estimates in our Consolidated Financial Statements for fiscal 2020 as a result of the COVID-19 pandemic. We continually monitor and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. Our future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to our Consolidated Financial Statements in future reporting periods.

Our critical accounting policies include:

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

•
Valuation of goodwill - We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill, evaluate and test goodwill balances for impairment in accordance with related accounting standards. We performed an annual impairment assessment in our third quarter of fiscal 2020 and 2019, and our analysis indicated that we had no impairment of goodwill in our reporting units. We test goodwill impairment in accordance with ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. We perform a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

recognized for the amount that the carrying value exceeds the fair value of the reporting unit. A reporting unit is the level of reporting at which goodwill is tested for impairment.
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

•
Leases - We consider an arrangement a lease if the arrangement transfers the right to control the use of an identified asset in exchange for consideration. We have operating leases, but do not have material financing leases. Lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the future minimum lease payments over the lease term. The lease term reflects the noncancelable period of the lease together with periods covered by an option to extend or terminate the lease when it is reasonably certain that we will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the balance sheet. As our leases typically do not contain a readily determinable implicit rate, we determine the present value of the lease liability using our incremental borrowing rate at the lease commencement date based on the lease term on a collateralized basis.

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

We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns that we have determined are not more-likely-than-not realizable. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.
Trademarks

Aquaform®, Avaira®, Avaira Vitality®, Biofinity®, Biofinity Energys®, MyDay®, MiSight®, ActivControl® and Proclear® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ and FIPS™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. PARAGARD® is a registered trademark of CooperSurgical, Inc.

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
We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro and Japanese yen denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. At October 31, 2020, a uniform hypothetical 5% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease in approximately $30.9 million in operating income for the fiscal year ended October 31, 2020. For additional information, see Item 1A. Risk Factors - "Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.” and See Note 1. Accounting Policies of the Consolidated Financial Statements for additional information.
We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and LIBOR. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods.
On April 6, 2020, we entered into six interest rate swap contracts to hedge variable cash flows associated with LIBOR. The interest rate swap contracts became effective on April 6, 2020 and have maturities of seven years or less with a total notional amount of $1.5 billion. The outstanding contracts as of October 31, 2020 have a total notional amount of $1.4 billion. We believe that we are not significantly exposed to interest rate risk at this time.
We did not have any cross-currency swaps or foreign currency forward contracts as of October 31, 2020.
On October 16, 2020, we entered into a 364-day, $350.0 million, term loan agreement by and among us, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on October 15, 2021. We used the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility (as defined below). At October 31, 2020, we had $350.0 million outstanding under this agreement. The interest rate was 0.93% at October 31, 2020.
On April 1, 2020, we entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among us, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The 2020 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to repay an outstanding term loan, and for general corporate purposes. At October 31, 2020, we had $754.6 million available under the 2020

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Revolving Credit Facility and $850.0 million outstanding under the 2020 Term Loan Facility. The interest rate on the 2020 Term Loan Facility was 1.15% at October 31, 2020.
On September 27, 2019, we extended the maturity of the 2018 Term Loan Agreement to September 25, 2020 and increased the amount to $500.0 million (as so amended, the 2019 Term Loan Agreement). At maturity, on September 25, 2020, outstanding amounts under the 2019 Term Loan Agreement were fully repaid using borrowings under the 2020 Revolving Credit Facility. The interest rate on the 2020 Revolving Credit Facility was 1.15% at October 31, 2020.
See Note 5. Debt of the Consolidated Financial Statements for additional information.

October 31, (In millions)	2020	2019
Short-term debt	$409.4	$563.7
Long-term debt	1,384.2	1,264.2
Less: unamortized debt issuance cost	(0.4)	(1.6)
Total	$1,793.2	$1,826.3

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by approximately $10.2 million based on average debt outstanding, after consideration of our interest rate swap contracts, for fiscal 2020. For further information about our debt, see Item 1A. Risk Factors - “We are vulnerable to interest rate risk with respect to our debt.” and Note 1. Accounting Policies and Note 5. Debt of the Consolidated Financial Statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Cooper Companies, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2020, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for Leases as of November 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Unrecognized tax benefits
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company has recorded a liability for unrecognized tax benefits, excluding associated interest and penalties, of $58.5 million as of October 31, 2020. A reserve for unrecognized tax benefits is recorded when there is a greater than 50% likelihood that a position taken on the Company’s tax returns would not be sustained upon examination by the relevant taxing authority, based solely on the technical merits of the tax position.

We identified the assessment of unrecognized tax benefits as a critical audit matter. Evaluating the Company’s interpretation of tax law and its identification and estimate of uncertain tax positions, including transfer pricing related to its international operations, required complex auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

unrecognized tax benefit process, including controls related to the interpretation of tax law, identification of uncertain tax positions, and measurement of related liabilities. We involved tax and valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s tax planning strategies and its interpretation and application of tax laws,

•
assessing transfer pricing studies for transactions between subsidiaries of the Company for compliance with applicable laws and regulations and evaluating the transfer prices based on observations for comparable companies that perform similar functions, and

•	inspecting correspondence and settlements from taxing authorities, and analyzing the expiration of statutes of limitations.

/s/ KPMG LLP
We have served as the Company’s auditor since 1982.
San Francisco, California
December 11, 2020

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In millions, except for earnings per share)	2020	2019	2018
Net sales	$2,430.9	$2,653.4	$2,532.8
Cost of sales	896.1	896.6	900.5
Gross profit	1,534.8	1,756.8	1,632.3
Selling, general and administrative expense	992.5	996.2	973.3
Research and development expense	93.3	86.7	84.8
Amortization of intangibles	137.2	145.8	146.7
Impairment of intangibles	—	0.4	24.4
Gain on sale of an intangible (Note 4)	—	(19.0)	—
Operating income	311.8	546.7	403.1
Interest expense	36.8	68.0	82.7
Other expense (income), net	8.5	1.3	(11.5)
Income before income taxes	266.5	477.4	331.9
Provision for income taxes (Note 6)	28.1	10.7	192.0
Net income	238.4	466.7	139.9
Net income attributable to Cooper stockholders	$238.4	$466.7	$139.9
Earnings per share (Note 7)
Basic	$4.85	$9.44	$2.85
Diluted	$4.81	$9.33	$2.81
Number of shares used to compute earnings per share:		—	—
Basic	49.1	49.4	49.1
Diluted	49.6	50.0	49.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended October 31, (In millions)	2020	2019	2018
Net income	$238.4	$466.7	$139.9
Other comprehensive loss:
Cash flow hedges, net of tax (benefit) of $(4.1) in fiscal 2020	(13.0)	—	—
Change in minimum pension liability, net of tax (benefit) provision of $(4.0), $(8.0) and $3.1, respectively	(12.8)	(25.4)	7.9
Foreign currency translation adjustment	0.9	9.0	(58.5)
Other comprehensive loss	(24.9)	(16.4)	(50.6)
Comprehensive income	$213.5	$450.3	$89.3
Comprehensive income attributable to Cooper stockholders	$213.5	$450.3	$89.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In millions)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$115.9	$89.0
Trade accounts receivable, net of allowance for doubtful accounts of $10.2 at October 31, 2020 and $16.4 at October 31, 2019	435.4	435.3
Inventories (Note 1)	570.4	506.9
Prepaid expense and other current assets	152.5	132.2
Total current assets	1,274.2	1,163.4
Property, plant and equipment, at cost (Note 1)	2,474.8	2,193.9
Less: accumulated depreciation and amortization	1,192.9	1,061.8
	1,281.9	1,132.1
Operating lease right-of-use assets (Note 2)	260.2	—
Goodwill (Note 4)	2,447.3	2,428.9
Other intangibles, net (Note 4)	1,289.0	1,405.3
Deferred tax assets	80.1	78.0
Other assets	104.8	66.8
Total assets	$6,737.5	$6,274.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$409.3	$563.7
Accounts payable	176.0	150.1
Employee compensation and benefits	119.0	104.7
Operating lease liabilities (Note 2)	33.3	—
Other current liabilities	266.8	292.1
Total current liabilities	1,004.4	1,110.6
Long-term debt (Note 5)	1,383.9	1,262.6
Deferred tax liabilities	25.8	28.0
Long-term tax payable	162.0	124.8
Operating lease liabilities (Note 2)	236.8	—
Accrued pension liability and other	99.8	119.9
Total liabilities	2,912.7	2,645.9
Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, shares authorized: 1.0; zero shares issued or outstanding	—	—
Common stock, 10 cents par value, shares authorized: 120.0; issued 53.4 at October 31, 2020 and 53.2 at October 31, 2019	5.3	5.3
Additional paid-in capital	1,646.8	1,615.0
Accumulated other comprehensive loss	(472.0)	(447.1)

October 31, (In millions)	2020	2019
Retained earnings	3,261.8	3,026.4
Treasury stock at cost: 4.3 shares at October 31, 2020 and 4.1 shares at October 31, 2019	(617.3)	(571.2)
Total Cooper stockholders' equity	3,824.6	3,628.4
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 8)	3,824.8	3,628.6
Total liabilities and stockholders’ equity	$6,737.5	$6,274.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at October 31, 2017	48.8	$4.9	3.6	$0.3	$1,526.7	$(375.3)	$2,434.2	$(415.1)	$0.1	$3,175.8
Net income attributable to Cooper stockholders	—	—	—	—	—	—	139.9	—	—	139.9
Other comprehensive income, net of tax	—	—	—	—	—	(50.6)	—	—	—	(50.6)
Issuance of common stock for stock plans, net	0.4	0.1	—	—	1.7	—	—	—	—	1.8
Dividends on common stock	—	—	—	—	—	—	(2.9)	—	—	(2.9)
Share-based compensation expense	—	—	—	—	43.7	—	—	—	—	43.7
ASU2018-02 adoption	—	—	—	—	—	(4.8)	4.8	—	—	—
Noncontrolling interests	—	—	—	—	—	—	—	—	0.1	0.1
Balance at October 31, 2018	49.2	$5.0	3.6	$0.3	$1,572.1	$(430.7)	$2,576.0	$(415.1)	$0.2	$3,307.8
Net income attributable to Cooper stockholders	—	—	—	—	—	—	466.7	—	—	466.7
Other comprehensive loss, net of tax	—	—	—	—	—	(16.4)	—	—	—	(16.4)
Issuance of common stock for stock plans, net	0.4	—	—	—	7.8	—	—	—	—	7.8
Treasury stock repurchase	(0.5)	(0.1)	0.5	0.1	—	—	—	(156.1)	—	(156.1)
Dividends on common stock	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	35.1	—	—	—	—	35.1
ASU2016-16 adoption	—	—	—	—	—	—	(13.3)	—	—	(13.3)
Balance at October 31, 2019	49.1	$4.9	4.1	$0.4	$1,615.0	$(447.1)	$3,026.4	$(571.2)	$0.2	$3,628.6
Net income attributable to Cooper stockholders	—	—	—	—	—	—	238.4	—	—	238.4
Other comprehensive loss, net of tax	—	—	—	—	—	(24.9)	—	—	—	(24.9)
Issuance of common stock for stock plans, net	0.2	—	—	—	(6.8)	—	—	—	—	(6.8)
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.8	—	—	1.7	—	3.5
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(47.8)	—	(47.8)
Dividends on common stock	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	36.8	—	—	—	—	36.8
Balance at October 31, 2020	49.1	$4.9	4.3	$0.4	$1,646.8	$(472.0)	$3,261.8	$(617.3)	$0.2	$3,824.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In millions)	2020	2019	2018
Cash flows from operating activities:
Net income	$238.4	$466.7	$139.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287.1	280.8	275.1
Impairment of intangibles	—	0.4	24.4
Gain on sale of an intangible (Note 3)	—	(19.0)	—
Share-based compensation expense	37.6	35.1	43.2
Inventory step-up release	—	0.1	50.5
Non-cash operating lease expense	32.5	—	—
Impairment and loss on disposal of property, plant and equipment	24.4	7.7	5.1
Deferred income taxes	(0.9)	(15.9)	2.9
Provision for doubtful accounts	(6.2)	(2.6)	8.2
CCA cost amortization	0.5	—	—
Interest income on convertible note	(1.0)	—	—
Change in assets and liabilities:	—
Accounts receivable	8.5	(55.6)	(59.5)
Inventories	(62.3)	(37.3)	(5.0)
Other assets	(41.1)	39.8	(64.9)
Operating lease right-of-use assets and liabilities, net	(20.0)	—	—
Accounts payable	23.2	3.6	2.9
Accrued liabilities	(9.3)	33.1	81.2
Accrued income taxes	(12.4)	8.7	4.4
Other long-term liabilities	(12.4)	(32.4)	160.5
Net cash provided by operating activities	486.6	713.2	668.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(310.4)	(292.1)	(193.6)
Acquisitions of businesses and assets, net of cash acquired, and other	(54.1)	(59.2)	(1,323.9)
Net cash used in investing activities	(364.5)	(351.3)	(1,517.5)
Cash flows from financing activities:
Proceeds from long-term debt	3,205.4	1,136.8	2,748.1
Repayments of long-term debt	(3,235.9)	(1,861.8)	(1,912.1)
Net (repayments of) proceeds from short-term debt	(6.6)	525.3	13.6
Repurchase of common stock	(47.8)	(156.1)	—
Proceeds related to share-based compensation awards	13.5	29.9	22.3
Payments related to share-based compensation awards	(20.3)	(22.1)	(20.5)
Dividends on common stock	(3.0)	(3.0)	(2.9)
Issuance of common stock for employee stock purchase plan	2.7	—	—
Debt acquisition costs	(5.6)	(0.4)	(3.9)
Payment of contingent consideration	—	—	(0.2)
Proceeds from construction allowance	2.1	—	—

Years Ended October 31, (In millions)	2020	2019	2018
Net cash (used in) provided by financing activities	(95.5)	(351.4)	844.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.7	(1.2)	(4.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	27.3	9.3	(8.6)
Cash, cash equivalents and restricted cash at beginning of year	89.5	80.2	88.8
Cash, cash equivalents and restricted cash at end of year	$116.8	$89.5	$80.2
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$46.5	$75.3	$82.1
Income taxes	51.1	39.2	18.8
Reconciliation of cash flow information:
Cash and cash equivalents	$115.9	$89.0	$77.7
Restricted cash included in other current assets	$0.9	$0.5	$2.5
Total cash, cash equivalents, and restricted cash	$116.8	$89.5	$80.2

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

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company and the uncertain future impacts of the COVID-19 pandemic and related economic disruptions. The extent to which the COVID-19 pandemic and related economic disruptions impact our business and financial results will depend on future developments including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on our customers and suppliers; and how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to:

•	allowance for doubtful accounts and credit losses

•	carrying value of inventory

•	the carrying value of goodwill and other long-lived assets.
There was not a material impact to the above estimates in the Company’s Consolidated Financial Statements for fiscal 2020. The Company continually monitors and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material changes to the estimates and material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Net Sales
The Company sells its products principally to a limited number of distributors, group purchasing organizations, eye care or health care professionals including independent practices, corporate retailers, hospitals and clinics or authorized resellers (collectively, its Customers). These Customers subsequently resell the Company’s products to eye care or health care providers and patients. In addition to product supply and distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be contracts with a customer. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations.
Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the Customer. When the Company performs shipping and handling activities after the transfer of control to the Customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company does not have any revenue recognized on payment expected to be received more than one year after the transfer of control of the products. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. See Note 13. Business Segment Information, for disaggregation of revenue.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Product Returns
Consistent with industry practice, the Company generally offers Customers a limited right of return for a product that has been purchased from the Company. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of our influence. However, we have significant experience in estimating the amount of refunds, based primarily on historical data. Our refund liability for product returns was $10.0 million and $11.6 million at October 31, 2020 and 2019, respectively, which is included in Accrued Liabilities on our Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
Leases - We consider an arrangement a lease if the arrangement transfers the right to control the use of an identified asset in exchange for consideration. We have operating leases, but do not have material financing leases. Lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the future minimum lease payments over the lease term. The lease term reflects the noncancelable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the balance sheet. As our leases typically do not contain a readily determinable implicit rate, we determine the present value of the lease liability using our incremental borrowing rate at the lease commencement date based on the lease term on a collateralized basis.

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

•
Valuation of goodwill -     We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards. We performed our annual impairment test in our third quarter of fiscal 2020 and 2019, and our analysis indicated that we had no impairment of goodwill in our reporting units.

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
We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns that we have determined are not more-likely-than-not realizable. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. These tax reserves have been established based on management's assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.

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
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (ROU) asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases Topic 842 Target improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which further clarifies the determination of fair value of the underlying asset by lessors that are not manufacturers or dealers and modifies transition disclosure requirements for changes in accounting principles and other technical updates.
We adopted this standard using the optional transition method and recorded an adjustment to the Consolidated Balance Sheet on November 1, 2019. We have implemented changes to certain business processes, systems and internal controls to support adoption of the new standard and the related disclosure requirements, including the implementation of a third-party leasing software solution. We elected the package of transition expedients, which allows us to keep our existing lease classifications and not reassess whether any existing contracts as of the date of adoption are leases or contain leases and not reassess initial direct costs. In addition, we elected the practical expedients to combine lease and non-lease components for our leases, and for leases with an initial term of 12 months or less to recognize the associated lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.
As of October 31, 2020, the aggregate balances of lease right-of-use assets and lease liabilities were $260.2 million and $270.1 million, respectively. The standard did not affect our Consolidated Statements of Income and Comprehensive Income. We will continue to disclose comparative reporting periods prior to November 1, 2019 under the previous accounting guidance, ASC 840 Leases.
Accounting Pronouncements Issued Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Hedging, and Topic 825, Financial Instruments”, ASU 2019-05 “Financial Instruments-Credit Losses”, ASU 2019-11 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (collectively, Topic 326), ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning November 01, 2020. Early adoption is permitted. The Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses. We continue to monitor the economic implications of the COVID-19 pandemic, however based on current market conditions and as credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU will not have a material impact on the consolidated financial statements.
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
In January 2020, the FASB issued ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2020-01 on our Consolidated Financial Statements, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2021.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. We are currently assessing the impacts of the practical expedients provided in ASU 2020-04 and which, if any, we will adopt.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, which means it will be effective for our fiscal year beginning November 1, 2022. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of ASU 2020-06 on our Consolidated Financial Statements.
No other recently issued accounting pronouncements had or are expected to have a material impact on our Consolidated Financial Statements.

Consolidation
The financial statements in this report include the accounts of all of Cooper's consolidated entities. All significant intercompany transactions and balances are eliminated on consolidation.

Foreign Currency Translation
Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into United States dollars at year-end exchange rates. We translate income and expense accounts at average rates for each month. We record gains and losses from the translation of financial statements in foreign currencies into United States dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other expense and income a net foreign exchange loss of $1.2 million for fiscal 2020, $2.2 million for fiscal 2019 and $3.4 million for fiscal 2018.

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

Inventories

October 31, (In millions)	2020	2019
Raw materials	$151.0	$131.4
Work-in-process	12.4	13.3
Finished goods	407.0	362.2
	$570.4	$506.9
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Property, Plant and Equipment

October 31, (In millions)	2020	2019
Land and improvements	$19.9	$19.9
Buildings and improvements	356.1	330.9
Machinery and equipment	1,764.9	1,582.3
Construction in progress	333.9	260.8
Property, plant and equipment, at cost	$2,474.8	$2,193.9
Less: Accumulated depreciation	1,192.9	1,061.8
	$1,281.9	$1,132.1

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
We expense costs for maintenance and repairs and capitalize major replacements, renewals and betterments. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had capitalized interest included in construction in progress of $5.3 million and $6.1 million for the years ended October 31, 2020 and 2019, respectively.

Earnings Per Share
We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method.

Treasury Stock
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2020 and 2019, the number of shares in treasury was approximately 4.3 million and 4.1 million, respectively. The Company purchased 161 thousand shares during the year ended

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2020 and 537 thousand shares during the year ended October 31, 2019. See Note 8. Stockholders' Equity for additional information on the share repurchase program.

Note 2. Leases

The Company primarily has operating leases for office, manufacturing and warehouse space, vehicles, and office equipment. The Company's leases expire on various dates between 2020 and 2045, some of which could include options to extend the lease.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As these leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease's commencement date in determining the present value of lease payments. The Company considers information including, but not limited to, the lease term, its credit rating and interest rates of similar debt instruments with comparable credit ratings and security interests. The lease right-of-use assets are increased by any lease prepayments made and reduced by any lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain that the Company will exercise the extension option.

The Company’s operating leases typically include non-lease components such as common-area maintenance costs. The Company has elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.

Leases with a term of one year or less are not recognized on the Consolidated Balance Sheet, while the associated lease payments are recorded in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

Commitments under finance lease arrangements of $2.4 million as of October 31, 2020 are not significant and are not included in the disclosure tables below.
The following table presents information about leases on the Consolidated Balance Sheet:

(In millions)	October 31, 2020
Operating Leases
Operating lease right-of-use assets	$260.2

Operating lease liabilities, current	33.3
Operating lease liabilities, non-current	236.8
Total operating lease liabilities	$270.1

Weighted average remaining lease term (in years)	11.3
Weighted average discount rate	3%

The following table presents information about lease expense, which is included in selling, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In millions)	2020
Operating lease expense	$41.2
Short-term lease expense	4.4
Variable lease expense	$1.8

ASC 840 Comparative Disclosures

Prior to fiscal 2020, we accounted for our leases in accordance with ASC 840, Leases. Under ASC 840, rental expense for operating leases was $45.3 million and $38.8 million for fiscal 2019 and 2018, respectively.

Supplemental Cash Flow Information

The following table presents supplemental cash flow information about the Company’s leases:

(In millions)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.6
Operating lease right-of-use assets obtained in exchange for lease obligations	17.7

Maturity of Lease Liabilities
The minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of October 31, 2020 are:

(In millions)
2021	$40.7
2022	36.3
2023	32.6
2024	29.3
2025	28.0
Thereafter	158.4
Total lease payments	325.3
Less: interest	55.2
Present value of lease liabilities	$270.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3. Acquisitions
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during fiscal 2020, 2019, and 2018:

(In millions)	2020	2019	2018
Customer relationships	$11.4	$7.5	$23.5
Trademarks	5.1	10.2	100.0
Technology	—	12.3	—
Composite intangible asset	—	—	1,061.9
Other	3.9	0.1	4.2
Total identifiable intangible assets	$20.4	$30.1	$1,189.6
Goodwill	15.3	29.8	70.6
Net tangible (liabilities) assets	(0.3)	7.3	59.6
Total purchase price	$35.4	$67.2	$1,319.8

All acquisitions were funded by cash generated from operations or facility borrowings.
For business acquisitions, the Company recorded tangible and intangible assets acquired and liabilities assumed at their fair values as of the applicable date of acquisition. For asset acquisitions, the Company recorded tangible and intangible assets acquired and liabilities assumed at their estimated and relative fair values as of the applicable date of acquisition.
The Company believes these acquisitions strengthen CooperSurgical's and CooperVision's businesses through the addition of new distributors or complementary products and services.
Fiscal Year 2020
On August 7, 2020, CooperVision completed the acquisition of a privately-held U.S contact lens manufacturer focusing on ortho-k lenses. This acquisition expands CooperVision’s specialty eye care portfolio and its leadership in addressing the increasing severity and prevalence of myopia. The purchase price allocation is preliminary and the Company is in the process of finalizing information and the corresponding impact on goodwill.
On December 13, 2019, CooperSurgical completed the acquisition of a privately-held distributor of in vitro fertilization (IVF) medical devices and systems.
The pro forma results of operations have not been presented because the effect of the business combinations described above were not material to our consolidated results of operations.
Fiscal Year 2019
Purchase price allocation for the acquisitions in fiscal year 2019 are completed.

On December 31, 2018, CooperSurgical completed the acquisition of a privately-held U.S. medical device company that develops mechanical surgical solutions for skin closure.

On December 28, 2018, CooperVision completed the acquisition of a privately-held scleral lens company, which expands CooperVision's specialty and scleral lens portfolio.
The pro forma results of operations of these acquisitions have not been presented because the effects of the business combinations described above, individually and in the aggregate, were not material to the reported consolidated financial results.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Acquisitions
On April 3, 2018, CooperSurgical completed the acquisition of a privately held company that specializes primarily in in-vitro fertilization (IVF) media. This acquisition product categories include media products as well as IVF laboratory air filtration products and dishware.
On January 4, 2018, CooperVision acquired a long-standing distribution partner, with a leading position in the distribution of contact lenses to the Optical and Pharmacy sector in Israel.
On December 1, 2017, CooperVision acquired a leading provider of orthokeratology (ortho-k) specialty contact lenses and oxygen permeable rigid contact lens materials. ortho-k contact lenses are overnight lenses which enable corneal topography correction for myopia (nearsightedness) patients.
Note 4. Intangible Assets
Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2018	$1,742.9	$649.2	$2,392.1
Net additions	14.1	22.0	36.1
Foreign currency translation adjustment	8.4	(7.7)	0.7
Balance at October 31, 2019	$1,765.4	$663.5	$2,428.9
Net additions	13.5	1.8	15.3
Foreign currency translation adjustment	0.4	2.7	3.1
Balance at October 31, 2020	$1,779.3	$668.0	$2,447.3

Of the October 31, 2020 goodwill balance, $134.2 million for CooperSurgical and $26.9 million for CooperVision is expected to be deductible for tax purposes. Of the October 31, 2019 goodwill balance, $146.8 million for CooperSurgical and $29.2 million for CooperVision was expected to be deductible for tax purposes.

The Company evaluates goodwill annually during the fiscal third quarter and whenever an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill, evaluates and tests goodwill balances for impairment in accordance with related accounting standards.

The Company performed its annual impairment assessment in the third quarter of each of fiscal 2020 and 2019, which indicated that there was no impairment of goodwill in reporting units at either time. Qualitative factors considered in the assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value of the reporting unit. A reporting unit is the level of reporting at which goodwill is tested for impairment. Our reporting units are CooperVision, Office/Surgical and Fertility, which reflects the current way we manage our business.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Intangible Assets

	October 31, 2020		October 31, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Trademarks	$153.4	$37.7	$148.5	$27.3	14
Composite intangible asset	1,061.9	212.4	1,061.9	141.6	15
Technology	401.2	251.9	399.9	221.2	11
Customer relationships	367.0	216.2	357.6	194.0	13
License and distribution rights and other	31.8	18.2	27.9	15.3	10
	2,015.3	$736.4	1,995.8	$599.4	14
Less: accumulated amortization and translation	736.4		599.4
Intangible assets with definite lives, net	$1,278.9		$1,396.4
Intangible assets with indefinite lives, net (1)	10.1		8.9
Total other intangible assets, net	$1,289.0		$1,405.3

(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
In the second quarter of fiscal 2019, CooperSurgical sold an exclusive distribution right to distribute Filshie Clip System in the U.S. for $21.0 million and recognized a gain of $19.0 million.
As of October 31, 2020, the estimation of amortization expenses for intangible assets with definite lives is as follows:

Fiscal years:	(In millions)
2021	$136.4
2022	134.5
2023	132.3
2024	128.1
Thereafter	747.6
Total remaining amortization for intangible assets with definite lives	$1,278.9
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, the Company considered the impact that the COVID-19 pandemic may have on its near and long-term forecasts and determined that it was not more likely than not that the fair value of reporting units or relevant asset groups was below carrying amounts, and therefore the Company determined that there was no impairment to either its goodwill, definite-lived or indefinite-lived intangible assets during fiscal 2020.
Note 5. Debt

October 31, (In millions)	2020	2019
Overdraft and other credit facilities	$59.4	$63.7
Term loans	350.0	500.0
Less: unamortized debt issuance cost	(0.1)	—
Short-term debt	$409.3	$563.7

Revolving credit	$534.0	$264.0
Term loans	850.0	1,000.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(0.3)	(1.6)
Long-term debt	$1,383.9	$1,262.6
Total debt	$1,793.2	$1,826.3

Fiscal year maturities of long-term debt as of October 31, 2020, are as follows:

Year (In millions)
2021	$—
2022	$—
2023	$—
2024	$—
2025	$1,384.2
Thereafter	$—

Term Loan Agreement on October 16, 2020
On October 16, 2020, the Company entered into a 364-day, $350.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on October 15, 2021. The funds were used to partially repay outstanding borrowings under the 2020 Revolving Credit Facility (as defined below). At October 31, 2020, the Company had $350.0 million outstanding under this agreement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amounts outstanding under this agreement will bear interest, at the Company's option, at either the base rate, or the adjusted LIBO rate, plus, in each case, an applicable rate of 0.00% in respect of base rate loans and 0.80% in respect of adjusted LIBO rate loans. The interest rate was 0.93% at October 31, 2020.

This agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio consistent with the 2020 Credit Agreement discussed below.

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
On April 1, 2020, the Company borrowed $850.0 million under the 2020 Term Loan Facility and $445.0 million under the 2020 Revolving Credit Facility and used the proceeds to fully repay all borrowings outstanding under a previously existing term loan agreement and transfer all letters of credit and borrowings outstanding under a previously existing credit agreement to the 2020 Credit Agreement, as further described below.
On October 30, 2020, the Company entered into Amendment No. 1 to the 2020 Credit Agreement (the First Amendment to the 2020 Credit Agreement). The First Amendment to the 2020 Credit Agreement modifies the 2020 Credit Agreement by, among other things, adding CooperVision International Limited as a revolving borrower and releasing certain borrowers in the 2020 Credit Agreement.
At October 31, 2020, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $534.0 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility was 1.15% at October 31, 2020. The interest rate on the 2020 Revolving Credit Facility was 1.15% at October 31, 2020. In fiscal 2020, the Company expensed $1.8 million, related to the debt issuance costs of the 2020 Term Loan Facility.
The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2020 Credit Agreement:

•	Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•	Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At October 31, 2020, the Company was in compliance with the Interest Coverage Ratio at 21.19 to 1.00 and the Total Leverage Ratio at 2.15 to 1.00 for 2020 Credit Agreement. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.

$500 million Term Loan on September 27, 2019, amended on April 1, 2020

On November 1, 2018, the Company entered into a 364-day senior unsecured term loan agreement (the 2018 Term Loan Agreement) by and among the Company, the lenders party thereto and PNC Bank, National Association, as administrative agent which was scheduled to mature on October 31, 2019. On September 27, 2019, the Company amended the 2018 Term Loan Agreement to establish a new 364-day senior unsecured term loan (the 2019 Term Loan Agreement) with the same parties as the 2018 Term Loan Agreement. The 2019 Term Loan Agreement modifies certain provisions of the 2018 Term Loan Agreement which, among other things, extended the maturity date to September 25, 2020 and increased the aggregate principal amount of the term loan facility from an original amount of $400 million to $500 million. The Company used the additional funds to partially repay outstanding borrowings.

On April 1, 2020, the Company entered into Amendment No. 2 to the 2018 Term Loan Agreement (the Second Amendment to the 2018 Term Loan Agreement). The Second Amendment to the 2018 Term Loan Agreement further modifies the 2018 Term Loan Agreement by, among other things, conforming certain provisions therein to those contained in the 2020 Credit Agreement discussed above.

At maturity, on September 25, 2020, outstanding amounts under the 2019 Term Loan Agreement (including the Second Amendment to the 2018 Term Loan Agreement) were fully repaid using borrowings under the 2020 Revolving Credit Facility.

The following is a summary of the maximum commitments and the net amounts available to the Company under the credit facilities discussed above as of October 31, 2020:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$534.0	$1.4	$754.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2020 Term Loan	350.0	350.0	n/a	—	October 15, 2021
Total	$2,490.0	$1,734.0	$1.4	$754.6

European Credit Facilities
The Company maintains European credit facilities in the form of continuing and unconditional guarantees. The aggregate facility limit was $25.8 million and $34.6 million at October 31, 2020 and 2019, respectively. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2020, $0.7 million of the facilities were utilized. The weighted average interest rate on the outstanding balances was 1.59%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Asian Pacific Credit Facilities
The Company maintains Yen-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $76.6 million and $69.3 million at October 31, 2020 and 2019, respectively. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate or TIBOR plus a fixed spread. At October 31, 2020, $57.7 million of the combined facilities were utilized. The weighted average interest rate on the outstanding balances was 0.43%.
The Company maintains credit facilities for certain of our Asia Pacific subsidiaries. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $11.2 million and $10.8 million at October 31, 2020 and 2019, respectively. The Company will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread across all subsidiaries covered under each guaranty. At October 31, 2020, $0.4 million of the facilities were utilized. The weighted average interest rate on the outstanding balances was 2.41%.

Letters of Credit
The Company maintain letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on certain debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2020 and October 31, 2019 was $4.5 million and $4.8 million, respectively.

Note 6. Income Taxes

Recent Tax Legislation

Coronavirus Aid, Relief and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the 2017 Act). The changes are mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.
The Company continues to assess the impact and future implications of these provisions; however, it does not anticipate any amounts that could give rise to a material impact to the overall Consolidated Financial Statements.

Effective Tax Rate

The Company’s effective tax rate (ETR) was 10.6% and 2.3% for fiscal 2020 and fiscal 2019, respectively. The ETR in fiscal 2020 increased in comparison to fiscal 2019 primarily due to foreign earnings subject to US tax, partially offset by a shift in the geographic mix of income.
The ETR for both fiscal 2020 and fiscal 2019 was less than the US federal statutory tax rate primarily due to foreign earnings in jurisdictions with lower tax rates, a step-up of the US tax-deductible basis of intellectual property rights from intra-entity sales and excess tax benefits from share-based compensation. This was partially offset by foreign earnings subject to US tax. The jurisdictions with lower tax rates with the most significant tax impact include Barbados, Puerto Rico and the United Kingdom.
The ETR for fiscal 2018 was greater than the US federal statutory tax rate primarily due to enactment of the 2017 Tax Act. This was partially offset by foreign earnings in jurisdictions with lower tax rates and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

excess tax benefits from share-based compensation. The jurisdictions with lower tax rates with the most significant tax impact include Barbados, Puerto Rico and the United Kingdom.
The components of income before income taxes and the income tax provision related to income from all operations in our Consolidated Statements of Income consist of:

Years Ended October 31, (In millions)	2020	2019	2018
Income before income taxes:
United States	$(88.0)	$(32.8)	$(122.8)
Foreign	354.5	510.2	454.7
	$266.5	$477.4	$331.9
Income tax provision	$28.1	$10.7	$192.0

The income tax provision (benefit) related to income in our Consolidated Statements of Income consists of:

Years Ended October 31, (In millions)	2020	2019	2018
Current:
Federal	$1.4	$9.2	$165.6
State	1.1	1.6	0.5
Foreign	26.5	15.8	23.0
	29.0	26.6	189.1
Deferred:
Federal	3.2	(8.1)	16.1
State	0.8	(0.9)	1.0
Foreign	(4.9)	(6.9)	(14.2)
	(0.9)	(15.9)	2.9
Income tax provision	$28.1	$10.7	$192.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We reconcile the provision for income taxes attributable to income from operations and the amount computed by applying the statutory federal income tax rate of 21% for fiscal 2020 and 2019, and 23% for fiscal 2018, to income before income taxes as follows:

Years Ended October 31, (In millions)	2020	2019	2018
Computed expected provision for taxes	$56.0	$100.3	$77.5
(Decrease) increase in taxes resulting from:
Income earned outside the United States subject to different tax rates	(54.7)	(85.6)	(97.5)
State taxes, net of federal income tax benefit	1.9	0.4	(4.9)
Foreign source income subject to United States tax	32.0	16.1	—
U.S. tax reform	—	(5.8)	214.6
Incentive stock option compensation and non-deductible employee compensation	(4.4)	(7.8)	(11.1)
Deferred tax asset step-up	(9.0)	(6.7)	(1.9)
US provision-to-return	7.0	4.4	(0.7)
Tax accrual adjustment	(0.1)	(1.5)	13.9
Other, net	(0.6)	(3.1)	2.1
Actual provision for income taxes	$28.1	$10.7	$192.0

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are:

Years Ended October 31, (In millions)	2020	2019
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$2.6	$3.6
Inventories	5.8	3.5
Litigation settlements	0.2	0.1
Accrued liabilities, reserves and compensation accruals	76.9	55.1
Foreign deferred tax assets	90.9	52.5
Restricted stock and stock option expenses	21.4	26.1
Net operating loss carryforwards	9.6	8.3
Intangible assets	19.6	11.1
Research and experimental expenses - Section 59(e)	9.2	2.5
Tax credit carryforwards	1.5	1.3
Total gross deferred tax assets	237.7	164.1
Less: valuation allowance	(45.3)	(41.5)
Deferred tax assets	192.4	122.6
Deferred tax liabilities:
Tax deductible goodwill	(29.7)	(25.0)
Plant and equipment	(39.2)	(14.3)
Deferred tax on foreign earnings	(7.5)	(5.9)
Transaction costs	(0.7)	(0.7)
Foreign deferred tax liabilities	(61.0)	(27.6)
Total gross deferred tax liabilities	(138.1)	(73.5)
Net deferred tax assets	$54.3	$49.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, the Company analyzes whether some or all deferred tax assets will not be realized. This analysis considers historical taxable income, the projected reversal of deferred tax liabilities, projected taxable income and tax planning strategies. Based upon this analysis, it is more likely than not the deferred tax assets, net of valuation allowance, will be realized. The valuation allowance is $45.3 million and $41.5 million for fiscal 2020 and fiscal 2019, respectively. The increase is primarily due to state net operating loss carryforwards and foreign tax credits.

At October 31, 2020, we had federal net operating loss carryforwards of $20.3 million, state net operating loss carryforwards of $16.3 million, and $1.9 million of California research credit carryforwards. Federal net operating loss carryforwards of $15.8 million expire on various dates between 2024 and 2037 and $4.5 million does not expire. The state net operating loss carryforwards expire on various dates between 2021 through 2040, and the California research credit carryforwards do not expire.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are estimated based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The changes in the balance of unrecognized tax benefits (UTB) were as follows:

(In millions)
Balance at October 31, 2018	$68.9
Decrease from prior year's UTB's	(11.8)
Increase from current year's UTB's	8.3
UTB (decrease) from tax authorities' settlements	(14.1)
UTB (decrease) from expiration of statute of limitations	(1.6)
Balance at October 31, 2019	$49.7
Increase from prior year's UTB's	3.4
Increase from current year's UTB's	7.6
UTB (decrease) from expiration of statute of limitations	(2.2)
Balance at October 31, 2020	$58.5

As of October 31, 2020, 2019 and 2018 there were unrecognized tax benefits of $58.5 million, $49.7 million and $68.9 million, respectively. If recognized, these tax benefits would affect our effective tax rates for 2020, 2019 and 2018, by $46.0 million, $41.7 million and $46.6 million, respectively. It is the Company's policy to recognize interest and penalties related to income tax as income tax expense. As of October 31, 2020, 2019 and 2018, we had accrued gross interest and penalties related to unrecognized tax benefits of $7.3 million, $3.9 million and $4.4 million, respectively.

Included in the balance of unrecognized tax benefits at October 31, 2020, is $7.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

Filed tax returns are subject to examination by tax authorities in major tax jurisdictions after fiscal 2014.

Intellectual property rights

In November 2020, the Company completed an intra-group transfer of certain intellectual property and related operating assets and liabilities to its UK subsidiary as part of a group restructuring to establish headquarters operation in the UK. Under US GAAP, any profit resulting from this transfer will be eliminated upon consolidation. However, the transfer resulted in a step-up of the UK tax-deductible basis

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

in the transferred assets, including goodwill, and created a temporary difference between the book basis and the tax basis of these assets. As a result, the Company expects to recognize a deferred tax asset of up to $2.4 billion, with a corresponding income tax benefit. The valuation of the transferred assets, and the calculation of the amount of the deferred tax asset, will be finalized during the first quarter of fiscal 2021.

Note 7. Earnings Per Share

Years Ended October 31,
(In millions, except for earnings per share)	2020	2019	2018
Net income attributable to Cooper stockholders	$238.4	$466.7	$139.9
Basic:
Weighted average common shares	49.1	49.4	49.1
Basic earnings per share attributable to Cooper stockholders	$4.85	$9.44	$2.85
Diluted:
Weighted average common shares	49.1	49.4	49.1
Effect of dilutive stock options	0.5	0.6	0.6
Diluted weighted average common shares	49.6	50.0	49.7
Diluted earnings per share attributable to Cooper stockholders	$4.81	$9.33	$2.81

The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2020	2019	2018
Stock option shares excluded	207	198	257
Range of exercise prices	$304.54	$254.77	$226.30 - $230.09
Restricted stock units excluded	1	8	21

Note 8. Stockholders’ Equity

Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Derivatives	Minimum Pension Liability	Total
Balance at October 31, 2017	$(353.7)	$—	$(21.6)	$(375.3)
Gross change in value	(58.5)	—	11.0	(47.5)
Tax effect	—	—	(3.1)	(3.1)
ASU 2018-02 adoption (1)	—	—	(4.8)	(4.8)
Balance at October 31, 2018	$(412.2)	$—	$(18.5)	$(430.7)
Gross change in value	$9.0	$—	$(33.4)	$(24.4)
Tax effect	—	—	8.0	8.0
Balance at October 31, 2019	$(403.2)	$—	$(43.9)	$(447.1)
Gross change in value	$0.9	$(17.1)	$(16.8)	$(33.0)
Tax effect	—	4.1	4.0	8.1
Balance at October 31, 2020	$(402.3)	$(13.0)	$(56.7)	$(472.0)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Represents reclassification to retained earnings from adoption of ASU 2018-02.

Share Repurchases
In December 2011, the Company's Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements.
For the years ended October 31, 2020 and 2019, the Company share repurchases were as follow:

Periods Ended October 31,	2020	2019
Number of shares	160,850	536,972
Average repurchase price per share	$296.9	$290.7
Total costs of shares repurchased (in millions)	$47.8	$156.1

At October 31, 2020, $359.7 million remained authorized for repurchase under the program.
Dividends
In fiscal 2020 and 2019, the Company paid a semiannual dividend of 3 cents per share: $1.5 million or 3 cents per share on February 10, 2020 to stockholders of record on January 23, 2020; $1.5 million or 3 cents on August 7, 2020 to stockholders of record on July 23, 2020; $1.5 million or 3 cents per share on February 8, 2019 to stockholders of record on January 22, 2019; $1.5 million or 3 cents per share on August 7, 2019 to stockholders of record on July 23, 2019.

Note 9. Stock Plans

2020 Long-Term Incentive Plan for Non-Employee Directors (2020 Directors Plan)

In March 2020, we received stockholder approval of the 2020 Directors Plan. The 2020 Directors Plan authorizes either the Company's Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to Non-Employee Directors equity awards for up to 50,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.
The 2020 Directors Plan provides for annual equity award grants to Non-Employee Directors on April 1st of each fiscal year which subsequently vest on the first anniversary of the date of grant. Grants can be awarded in the form of stock options, restricted stock, restricted stock units (RSUs), or a combination of award types. Awards are made with a total target grant date value of $270,000, or $283,500 in the case of the Lead Director and $297,000 in the case of the Chairman of the Board.
Under the 2020 Directors Plan, awards are made in the form of RSUs unless otherwise approved by the Board of Directors. RSUs entitle the recipient to receive shares of common stock, without any payment in cash or property. Legal ownership of the shares is not transferred until the unit vests and issued RSUs have no dividend or voting rights prior to vesting. Awards may also be made in the form of stock options or restricted stock. In the event of such awards, grants of stock options will have an exercise price equal to 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. Awards of restricted stock provide the right to receive shares, subject to such purchase price requirements,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

restrictions on sale or transfer, or other conditions as approved by the Board of Directors. Restricted shares retain dividend and voting rights.
As of October 31, 2020, 42,929 shares remain available under the 2020 Directors' Plan for future grants.

2007 Long-Term Incentive Plan (2007 Plan)

In March 2007, we received stockholder approval of the 2007 Plan. The 2007 Plan was subsequently amended and restated, and granted stockholder approval in March 2009, March 2011, and March 2016.

The Third Amended and Restated 2007 Plan is designed to increase our stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. The Third Amended and Restated 2007 Plan authorizes either our Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2026, up to 6,930,000 shares in the form of specified equity awards including stock option, restricted stock unit and performance share awards, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

During fiscal 2020, we granted stock options and restricted stock units (RSUs) to employees under the Third Amended and Restated 2007 Plan. Prior to fiscal 2020 we also granted performance share awards to employees. All stock options are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a specified time period and RSUs have no dividend or voting rights prior to vesting. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time.

As of October 31, 2020, 1,088,901 shares remained available under the Third Amended and Restated 2007 Plan for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
Compensation expense and the related tax benefit recognized in our consolidated financial statements for share-based awards, including the Employee Stock Purchase Plan, were as follows:

October 31,
(In millions)	2020	2019	2018
Selling, general and administrative expense	$32.2	$28.7	$37.6
Cost of sales	4.0	4.7	3.6
Research and development expense	2.4	2.9	2.0
Total compensation expense	$38.6	$36.3	$43.2
Related income tax benefit	$4.8	$5.1	$8.8

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

Years Ended October 31,	2020	2019	2018
Expected life	4.4 years	4.4 years	5.4 years
Expected volatility	24.5%	22.0%	23.0%
Risk-free interest rate	1.6%	2.9%	2%
Dividend yield	0.02%	0.02%	0.03%

The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2019	1,024,752	$186.24
Granted	212,046	$304.54
Exercised	(105,045)	$128.43
Forfeited or expired	(28,246)	$223.28
Outstanding at October 31, 2020	1,103,507	$213.53	6.44
Vested and expected to vest at October 31, 2020	1,060,738	$211.04	6.36	$114,567,509
Vested and exercisable at October 31, 2020	430,926	$167.09	5.01	$65,485,571

The weighted-average fair value of each option granted during fiscal 2020, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 Plan was $70.45. No options were granted under the 2020 Directors Plan in fiscal 2020. The total intrinsic value of options exercised during the fiscal year ended October 31, 2020 was $22.6 million.

The weighted-average fair value of each option granted during fiscal 2019, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 Plan was $60.71.

Stock awards outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 Plan generally vest over a range of three to five years based on service conditions and expire no later than ten years after the grant date. Options granted under the 2020 Directors Plan generally vested in one year and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period. However, Directors' options grants would have been expensed on the date of grant as the 2020 Directors Plan did not contain a substantive future requisite service period. As of October 31, 2020, there was $20.9 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock Units

RSUs granted under the 2007 Plan generally vest over three to five years. RSUs granted under the 2020 Directors Plan vest in one year. The fair value of RSUs is estimated on the date of grant based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2020, there was $61.6 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years.

The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2019	429,571	$210.72
Granted	130,610	$301.59
Vested and issued	(151,613)	$192.10
Forfeited or expired	(39,948)	$242.12
Non-vested RSUs at October 31, 2020	368,620	$247.09

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

We recognize compensation expense ratably over the vesting period. As of October 31, 2020, there was no unrecognized compensation cost related to non-vested performance units.
Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval for the Employee Stock Purchase Plan (ESPP). The first offering period began on November 4, 2019 and offerings are generally made on a quarterly basis. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. Payroll deductions will be limited to maximum of 15% of the employee’s eligible compensation, not to exceed $21.3 thousand in any one calendar year. The ESPP initially authorized the issuance of 1,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. During fiscal year ended October 31, 2020, we issued 11,641 shares to our employees under the ESPP. At October 31, 2020, the number of shares remaining available for future issuance under the ESPP was 988,359 shares. Total ESPP share-based compensation recognized during the fiscal year ended October 31, 2020 was $0.7 million.

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

The Company uses individual spot rates along the yield curve that correspond with the timing of each benefit payment to determine the service and interest costs of components of its net periodic benefit cost utilizing the correlation of projected cash outflows and corresponding spot rates on the yield curve.

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2020, 2019 and 2018 and the funded status of the Plan and net periodic pension costs for each of the years in the three-year periods ended October 31, 2020.

Retirement Income Plan

Years Ended October 31, (In millions)	2020	2019	2018
Change in benefit obligation
Benefit obligation, beginning of year	$189.7	$147.1	$151.7
Service cost	13.9	10.1	10.7
Interest cost	5.2	6.1	5.0
Benefits paid	(10.0)	(10.2)	(3.7)
Actuarial loss (gain)	20.0	36.6	(16.6)
Benefit obligation, end of year	$218.8	$189.7	$147.1
Change in plan assets
Fair value of plan assets, beginning of year	$136.0	$121.0	$112.8
Actual return on plan assets	10.1	12.1	1.9
Employer contributions	23.4	13.1	10.0
Benefits paid	(10.0)	(10.2)	(3.7)
Fair value of plan assets, end of year	$159.5	$136.0	$121.0
Funded status at end of year	$(59.3)	$(53.7)	$(26.1)

Years Ended October 31, (In millions)	2020	2019	2018
Amounts recognized in the statement of financial position consist of:
Noncurrent liabilities	(59.3)	(53.7)	(26.1)
Net amount recognized at year end	$(59.3)	$(53.7)	$(26.1)

Years Ended October 31, (In millions)	2020	2019	2018
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	74.2	57.3	24.0
Accumulated other comprehensive income	$74.2	$57.3	$24.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2020	2019	2018
Information for pension plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$218.8	$189.7	$147.1
Fair value of plan assets	$159.5	$136.0	$121.0

Years Ended October 31, (In millions)	2020	2019	2018
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$195.8	$170.8	$130.5
Fair value of plan assets	$159.5	$136.0	$121.0

Years Ended October 31, (In millions)	2020	2019	2018
Reconciliation of prepaid (accrued) pension cost:
Accrued pension cost at prior fiscal year end	$(3.7)	$2.2	$4.0
Net periodic benefit cost	12.3	7.2	8.2
Contributions made during the year	(23.4)	(13.1)	(10.0)
Accrued pension cost at fiscal year end	$(14.8)	$(3.7)	$2.2

Years Ended October 31, (In millions)	2020	2019	2018
Components of net periodic benefit cost and other amounts recognized in (other comprehensive income) the fiscal year:
Net periodic benefit cost:
Service cost	$13.9	$10.1	$10.7
Interest cost	5.2	6.1	5.0
Expected return on plan assets	(10.8)	(9.8)	(9.2)
Recognized actuarial loss	4.0	0.8	1.7
Net periodic pension cost	$12.3	$7.2	$8.2

Years Ended October 31, (In millions)	2020	2019	2018
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	20.8	34.2	(9.3)
Amortizations of net (gain)	(4.0)	(0.8)	(1.7)
Total recognized in other comprehensive income	$16.8	$33.4	$(11.0)
Total recognized in net periodic benefit cost and other comprehensive income	$29.0	$40.6	$(2.8)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31,	2020	2019	2018
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost:
Projected Benefit Obligation	3.13%	4.42%	3.75%
Service Cost	3.18%	4.49%	3.85%
Interest Cost	2.78%	4.22%	3.39%
Discount rate for determining benefit obligations at year end	2.78%	3.13%	4.42%
Rate of compensation increase for determining expense	3.60%	4.00%	4.00%
Rate of compensation increase for determining benefit obligations at year end	3.60%	3.60%	4.00%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2020	10/31/2019	10/31/2018

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the Plan is based primarily on the yields of a universe of high quality corporate bonds rated AA or above, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 3.13%, which is 1.29% lower than prior fiscal year, had been used, the projected benefit obligation would have been $207.8 million, and the accumulated benefit obligation would have been $186.3 million.

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

Reasons for Significant Liability Gains and Losses

The projected benefit obligation experienced a net loss of approximately $20.0 million during the year. This loss is primarily due to losses from assumption changes of approximately $18.1 million, and losses of approximately $1.9 million due to demographic experience. The key assumption changes were the decrease in the discount rate (loss of $11.0 million), changes in assumptions for lump sum determination (loss of $8.4 million), and a change to the mortality table (gain of $1.3 million). The primary reasons for demographic losses were salary increases higher than expected, an increase in the number of participants, and the net impact of other demographic changes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2020	2019	2018
Asset category
Cash and cash equivalents	11.8%	3.2%	2.1%
Corporate common stock	—%	—%	14.5%
Equity mutual funds	57.7%	63.7%	47.4%
Hedging Strategy Funds	4.3%	4.9%	—%
Real estate funds	—%	—%	2.7%
Bond mutual funds	26.2%	28.2%	33.3%
Total	100.0%	100.0%	100.0%

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

As of the measurement date of October 31, 2020, the fair value measurement of plan assets is as follows:

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$18.8	$—	$18.8	$—
Equity mutual funds	91.9	91.9	—	—
Hedging Strategy Funds	6.9	6.9	—	—
Bond mutual funds	41.9	15.4	26.5	—
Total	$159.5	$114.2	$45.3	$—

The Plan has an established process for determining the fair value of plan assets. Fair value is based upon quoted market prices, as Level 1 inputs, where available. For investments in equity and bond mutual funds, and real estate funds, fair value is based on observable, Level 1 inputs, as price quotes are available and the fair values of these funds were not impacted by liquidity restrictions or the fund status. Level 2 assets are those where price quotes are not readily available and the fair value would be determined based on other observable inputs. Level 3 assets are those where price quotes are not readily available and the fair value would be determined based on unobservable inputs.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Cash Flows

Contributions

The Company contributions to the Plan were $23.4 million for fiscal 2020, $13.1 million for fiscal 2019 and, $10.0 million for fiscal 2018. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company expects to make contributions of approximately $10.0 million during fiscal 2021.

Estimated Future Benefit Payments

Years (In millions)
2021	$10.0
2022	$11.0
2023	$11.9
2024	$12.9
2025	$13.7
2026-2030	$76.3

Plan Soft Freeze

On June 18, 2019 the Board of Directors of the Company approved a soft freeze of the Plan effective August 1, 2019. The Plan was closed to employees hired on or after August 1, 2019, including former participants or employees rehired on or after August 1, 2019 and employees hired in connection with a stock or asset acquisition, merger or other similar transaction on or after August 1, 2019. Existing employees already covered by the Plan, continue to accrue their benefits. There was no material impact on the Company's results of operations, financial position and cash flows for fiscal 2020 or fiscal 2019.

Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the Plan. Cooper's contributions on account of participating employees, were $6.8 million, $6.5 million and $5.9 million for the years ended October 31, 2020, 2019 and 2018, respectively.

International Pension Plans

For its employees outside the United States, the Company also participates in country-specific defined contribution plans and government-sponsored retirement plans. The defined contribution plans are administered by third-party trustees and the Company is not directly responsible for providing benefits to participants of government-sponsored plans. The Company’s contributions to such plans are not significant individually or in the aggregate.
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
At October 31, 2020 and October 31, 2019, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). On April 6, 2020 the Company entered into six interest rate swap contracts which are used to hedge its exposure to changes in cash flows associated with its variable rate term loans and are designated as derivatives in a cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts have maturities of seven years or less. On October 1, 2020, one of the six interest rate swap contracts matured. The outstanding contracts as of October 31, 2020 have a total notional amount of $1.4 billion.

The gain or loss on the derivatives is recorded as a component of accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The fair value of the interest rate swap contracts is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap contracts were categorized as Level 2 in the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. Refer to Note 14. Financial Derivatives and Hedging for further information.

The Company did not have any cross-currency swaps or foreign currency forward contracts as of October 31, 2020.
Nonrecurring fair value measurements
The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described in Note 3. Acquisitions which are considered a Level 3 measurement.
Note 12. Contingencies

Legal Proceedings

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
Note 13. Business Segment Information
The Company discloses information about its operating segments, which were established based on the way that management organizes segments within the Company for making operating decisions and assessing financial performance. The Company's two operating segments are described below.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
No customers accounted for 10% or more of our consolidated net revenue in the fiscal 2020, 2019 and 2018.
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are net property, plant and equipment.
The following table presents a summary of our business segment net sales:

(In millions)	2020	2019	2018
CooperVision net sales by category:
Toric lens	$598.2	$620.0	$591.4
Multifocal lens	197.0	202.9	196.6
Single-use sphere lens	529.0	568.2	520.1
Non single-use sphere, other	518.8	581.8	573.9
Total CooperVision net sales	1,843.0	1,972.9	1,882.0
CooperSurgical net sales by category:
Office and surgical products	358.8	422.4	400.4
Fertility	229.1	258.1	250.4
Total CooperSurgical net sales	587.9	680.5	650.8
Total net sales	$2,430.9	$2,653.4	$2,532.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2020, follows:

(In millions)	CooperVision	CooperSurgical	Corporate	Consolidated
2020
Net sales	$1,843.0	$587.9	$—	$2,430.9
Operating income (loss)	$375.7	$(14.7)	$(49.2)	$311.8
Interest expense				36.8
Other expense, net				8.5
Income before income taxes				$266.5
Identifiable assets	$4,236.3	$2,293.8	$207.4	$6,737.5
Depreciation expense	$138.2	$11.7	$—	$149.9
Amortization expense	$32.4	$104.8	$—	$137.2
Capital expenditures	$260.3	$50.1	$—	$310.4
2019
Net sales	$1,972.9	$680.5	$—	$2,653.4
Operating income (loss)	$506.4	$87.9	$(47.6)	$546.7
Interest expense				68.0
Other (income), net				1.3
Income before income taxes				$477.4
Identifiable assets	$3,911.6	$2,189.8	$173.1	$6,274.5
Depreciation expense	$125.8	$9.0	$0.2	$135.0
Amortization expense	$40.9	$104.9	$—	$145.8
Capital expenditures	$259.0	$33.1	$—	$292.1
2018
Net sales	$1,882.0	$650.8	$—	$2,532.8
Operating income (loss)	$479.8	$(19.9)	$(56.8)	$403.1
Interest expense				82.7
Other expense, net				(11.5)
Income before income taxes				$331.9
Identifiable assets	$3,746.0	$2,201.7	$165.1	$6,112.8
Depreciation expense	$120.1	$8.1	$0.2	$128.4
Amortization expense	$43.6	$103.1	$—	$146.7
Capital expenditures	$178.4	$15.1	$0.1	$193.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2020, follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2020
Net sales to unaffiliated customers	$1,103.6	$789.8	$537.5	$2,430.9
Sales between geographic areas	391.7	327.1	(718.8)	—
Net sales	$1,495.3	$1,116.9	$(181.3)	$2,430.9
Operating income (loss)	$(14.5)	$21.9	$304.4	$311.8
Long-lived assets	$721.3	$363.0	$197.6	$1,281.9
2019
Sales to unaffiliated customers	$1,211.8	$854.8	$586.8	$2,653.4
Sales between geographic areas	650.7	300.8	(951.5)	—
Net sales	$1,862.5	$1,155.6	$(364.7)	$2,653.4
Operating income (loss)	$83.2	$29.3	$434.2	$546.7
Long-lived assets	$626.5	$358.8	$146.8	$1,132.1
2018
Sales to unaffiliated customers	$1,162.2	$846.5	$524.1	$2,532.8
Sales between geographic areas	274.3	407.1	(681.4)	—
Net sales	$1,436.5	$1,253.6	$(157.3)	$2,532.8
Operating income	$(39.3)	$(16.8)	$459.2	$403.1
Long-lived assets	$516.7	$340.7	$118.6	$976.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14. Financial Derivatives and Hedging

As part of the Company’s overall risk management practices the Company enters into financial derivatives, interest rate swaps designated as cash flow hedges, to hedge the floating interest rate on its debt.
The Company records all derivatives on its consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. All of the Company's derivatives have satisfied the criteria necessary to apply hedge accounting.
The gain or loss on derivative instruments designated and qualifying for cash flow hedge accounting is deferred in other comprehensive income. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated cash flow hedges are reclassified into earnings in the period that the hedged interest expense affects earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. The Company does not offset fair value amounts recognized for derivative instruments in its consolidated balance sheet for presentation purposes.
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
As of October 31, 2020, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	5	$1,400

These contracts have maturities of seven years or less.
The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $17.1 million ($13.0 million, net of tax) as of October 31, 2020. The Company did not have any derivatives designated as hedging instruments for the period ended October 31, 2019.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	Derivative Liabilities
(In millions)		October 31, 2020
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current liabilities	$0.6
Interest rate swap contracts	Other non-current liabilities	16.5
		$17.1

The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying consolidated statements of income:

Periods Ended October 31,
(In millions)		2020	2019	2018
Derivatives designated as cash flow hedges	Location of Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$3.7	$—	$—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company expects that $6.8 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next twelve months and the amount will vary depending on prevailing interest rates.

The following table details the changes in accumulated other comprehensive income:

(In millions)	Amount
Beginning balance gain / (loss) as of October 31, 2019	$—
Amount recognized in other comprehensive income on interest rate swap contracts (net of tax of $5.0 million)	(20.8)
Amount reclassified from other comprehensive income into earnings, gross (net of tax of $0.9 million)	3.7
Ending balance loss as of October 31, 2020	$(17.1)

Note 15. Selected Quarterly Financial Data (Unaudited)

(In millions, except for earnings per share)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net sales	$646.2	$524.9	$578.2	$681.6
Gross profit	$426.5	$323.5	$360.8	$424.0
Income before income taxes	$97.4	$9.0	$66.4	$93.7
Net income attributable to Cooper stockholders	$90.5	$11.5	$55.2	$81.2
Earnings per share attributable to Cooper stockholders - basic	$1.84	$0.23	$1.13	$1.65
Earnings per share attributable to Cooper stockholders - diluted	$1.82	$0.23	$1.12	$1.64
2019
Net sales	$628.1	$654.3	$679.4	$691.6
Gross profit	$418.5	$432.6	$450.7	$455.0
Income before income taxes	$93.8	$128.1	$127.0	$128.5
Net income attributable to Cooper stockholders	$103.2	$122.4	$120.1	$121.0
Earnings per share attributable to Cooper stockholders - basic	$2.09	$2.48	$2.43	$2.44
Earnings per share attributable to Cooper stockholders - diluted	$2.07	$2.45	$2.40	$2.42

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established and currently maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer based upon their evaluation as of October 31, 2020, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2020.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2020, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

Item 9B. Other Information.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2021 (the 2021 Proxy Statement).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2021 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2020, 2019 and 2018
Statements of Comprehensive Income for the years ended October 31, 2020, 2019 and 2018
Balance Sheets as of October 31, 2020 and 2019
Statements of Stockholders' Equity for the years ended October 31, 2020, 2019 and 2018
Statements of Cash Flows for the years ended October 31, 2020, 2019 and 2018
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2020

(In millions)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2020	$16.4	$3.6	$(9.8)	$10.2
Year Ended October 31, 2019	$19.0	$1.6	$(4.2)	$16.4
Year Ended October 31, 2018	$10.8	$11.5	$(3.3)	$19.0

(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In millions)	Balance Beginning of Year	Additions	Reductions/ Charges (2)	Balance at End of Year
Deferred income tax valuation allowance:
Year Ended October 31, 2020	41.5	5.9	2.1	45.3
Year Ended October 31, 2019	39.1	3.9	(1.5)	41.5
Year Ended October 31, 2018	59.1	2.8	(22.8)	39.1

(2)	Fiscal year 2018 reductions includes $16.5 million of valuation allowance from prior years as a result of the sale of investment in research and development credits.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated January 13, 2006
3.2	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 12, 2018, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 18, 2018
4.1
Description of Securities of The Cooper Companies, Inc. Registered under Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended October 31, 2019

10.1#
The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the fiscal quarter ended July 31, 2007

10.2#
Executive Employment Agreement by and between The Cooper Companies, Inc. and Albert G. White III, effective as of November 1, 2018, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 31, 2019

10.3#
Executive Employment Agreement by and between The Cooper Companies, Inc. and Daniel G. McBride, effective as of November 1, 2018, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 31, 2019

10.4#
Executive Employment Agreement by and between The Cooper Companies, Inc. and Brian G. Andrews, effective as of November 1, 2018, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 31, 2019

10.5#
Executive Employment Agreement by and between The Cooper Companies, Inc. and Holly R. Sheffield, effective as of November 1, 2018, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 31, 2019

10.6#	The Third Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed January 29, 2016
10.7#
Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.8#
Form of UK Tax Approved Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.9#
Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007

10.10#
Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc., incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 13, 2009

10.11#	The Cooper Companies, Inc.’s 2019 Employee Stock Purchase Plan incorporated by reference to Company’s Proxy Statement filed February 01, 2019
10.12#	The 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed February 4, 2020
10.13#	Form of Restricted Stock Unit Agreement pursuant to the 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.
10.14(a)
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
10.15(a)
Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 21, 2012

10.16
Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 12, 2005

10.17
First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 12, 2005

10.18
Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 12, 2005

10.19
Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2020

10.20
Amendment No. 1 and Joinder, dated as of October 30, 2020, to Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent

10.21#	The Cooper Companies, Inc. 2020 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 16, 2019
10.22#
Transition and Retirement Agreement entered into by and between The Cooper Companies, Inc. and Randal L. Golden as of February 15, 2020, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 6, 2020

10.23#
Transition and Retirement Agreement, by and between The Cooper Companies, Inc. and Robert D. Auerbach M.D., effective as of July 8, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 4, 2020

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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language):(i) Consolidated Statements of Income for the years ended October 31, 2020, 2019 and 2018 (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2020, 2019 and 2018 (iii) Consolidated Balance Sheets at October 31, 2020 and 2019, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2020, 2019 and 2018 (v) Consolidated Statements of Cash Flows for the years ended October 31, 2020, 2019 and 2018, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 16. Form 10-K Summary.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2020.

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

Signature	Capacity	Date
/s/ ALBERT G. WHITE, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2020
(Albert G. White, III)
/s/ A. THOMAS BENDER	Chairman of the Board	December 11, 2020
(A. Thomas Bender)
/s/ ALLAN E. RUBENSTEIN, M.D.	Vice Chairman of the Board and Lead Director	December 11, 2020
(Allan E. Rubenstein)
/s/ BRIAN G. ANDREWS	Executive Vice President, Chief Financial Officer & Treasurer	December 11, 2020
(Brian G. Andrews)	(Principal Financial Officer)
/s/ AGOSTINO RICUPATI	Chief Accounting Officer & Senior Vice President, Finance & Tax	December 11, 2020
(Agostino Ricupati)	(Principal Accounting Officer)
/s/ COLLEEN E. JAY	Director	December 11, 2020
(Colleen E. Jay)
/s/ WILLIAM A. KOZY	Director	December 11, 2020
(William A. Kozy)
/s/ JODY S. LINDELL	Director	December 11, 2020
(Jody S. Lindell)
/s/ GARY S. PETERSMEYER	Director	December 11, 2020
(Gary S. Petersmeyer)
/s/ ROBERT S. WEISS	Director	December 11, 2020
(Robert S. Weiss)
/s/ TERESA S. MADDEN	Director	December 11, 2020
(Teresa S. Madden)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CORPORATE INFORMATION

BOARD OF DIRECTORS

A. Thomas Bender
Chairman of the Board

Allan E. Rubenstein, M.D.
Vice Chairman and Lead Director,
Chairman of the Board, CalAsia
Pharmaceuticals, Inc.

Colleen E. Jay
Director

William A. Kozy
Director

Jody S. Lindell
President and Chief Executive Officer,
S.G. Management, Inc.

Gary S. Petersmeyer
Director

Robert S. Weiss
Director

Teresa S. Madden
Director

Albert G. White, III
President & Chief Executive Officer

COMMITTEES OF THE BOARD

Audit Committee
Jody S. Lindell (Chairman)
William A. Kozy
Gary Petersmeyer

Corporate Governance and Nominating Committee
William A. Kozy (Chairman)
Colleen E. Jay
Jody S. Lindell
Allan E. Rubenstein, M.D.

Organization and Compensation Committee
Colleen E. Jay (Chairman)
William A. Kozy
Gary S. Petersmeyer

EXECUTIVE OFFICERS

Albert G. White, III
President and Chief Executive Officer

Mark J. Drury
Vice President, Secretary and
General Counsel

Agostino Ricupati
Senior Vice President Finance and Tax, and Chief Accounting Officer

Brian G. Andrews
Executive Vice President, Chief Financial Officer & Treasurer

Holly Sheffield
President of CooperSurgical, Inc.

Robert D. Auerbach, M.D
Special Advisor to the Chief Executive Officer

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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President, Investor Relations & Risk Management
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
Voice: 925-460-3663
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2021.

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