Form 10-Q
period 2021-01-31
COOPER COMPANIES, INC.
filed 2021-03-05
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On February 26, 2021, 49,151,068 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Three Months Ended January 31,
(In millions, except for earnings per share)
(Unaudited)

	2021	2020
Net sales	$680.5	$646.2
Cost of sales	229.8	219.7
Gross profit	450.7	426.5
Selling, general and administrative expense	261.2	258.3
Research and development expense	21.4	22.2
Amortization of intangibles	34.7	34.9
Operating income	133.4	111.1
Interest expense	6.4	11.6
Other (income) expense, net	(12.5)	2.1
Income before income taxes	139.5	97.4
(Benefit) provision for income taxes (Note 6)	(1,961.6)	6.9
Net income	$2,101.1	$90.5
Earnings per share (Note 7):
Basic	$42.77	$1.84
Diluted	$42.31	$1.82
Number of shares used to compute earnings per share:
Basic	49.1	49.1
Diluted	49.7	49.7
Other comprehensive income, net of tax:
Cash flow hedges	$4.5	—
Foreign currency translation adjustment	86.2	16.7
Comprehensive income	$2,191.8	$107.2

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	January 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$119.1	$115.9
Trade accounts receivable, net of allowance for credit losses of $11.9 at January 31, 2021 and $10.2 at October 31, 2020	461.2	435.4
Inventories (Note 3)	570.5	570.4
Prepaid expense and other current assets	146.6	152.5
Total current assets	1,297.4	1,274.2
Property, plant and equipment, at cost	2,555.8	2,474.8
Less: accumulated depreciation and amortization	1,250.7	1,192.9
	1,305.1	1,281.9
Operating lease right-of-use assets	270.3	260.2
Goodwill (Note 4)	2,553.3	2,447.3
Other intangibles, net (Note 4)	1,358.6	1,289.0
Deferred tax assets	2,031.2	80.1
Other assets	106.0	104.8
Total assets	$8,921.9	$6,737.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$400.7	$409.3
Accounts payable	137.4	176.0
Employee compensation and benefits	110.0	119.0
Operating lease liabilities	34.7	33.3
Other current liabilities	278.5	266.8
Total current liabilities	961.3	1,004.4
Long-term debt (Note 5)	1,413.9	1,383.9
Deferred tax liabilities	21.6	25.8
Long-term tax payable	164.9	162.0
Operating lease liabilities	246.0	236.8
Accrued pension liability and other	124.3	99.8
Total liabilities	$2,932.0	$2,912.7
Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, 10 cents par value, 120.0 shares authorized, 53.5 issued and 49.1 outstanding at January 31, 2021 and 53.4 issued and 49.1 outstanding at October 31, 2020	5.3	5.3
Additional paid-in capital	1,647.2	1,646.8
Accumulated other comprehensive loss	(381.3)	(472.0)
Retained earnings	5,360.0	3,261.8
Treasury stock at cost: 4.4 shares at January 31, 2021 and 4.3 shares at October 31, 2020	(641.5)	(617.3)
Total Cooper stockholders’ equity	5,989.7	3,824.6
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	5,989.9	3,824.8
Total liabilities and stockholders’ equity	$8,921.9	$6,737.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2019	49.1	$4.9	4.1	$0.4	$1,615.0	$(447.1)	$3,026.4	$(571.2)	$0.2	$3,628.6
Net income attributable to Cooper stockholders	—	—	—	—	—	—	90.5	—	—	90.5
Other comprehensive income, net of tax	—	—	—	—	—	16.7	—	—	—	16.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(13.2)	—	—		—	(13.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	9.7	—	—	—	—	9.7
Balance at January 31, 2020	49.2	$4.9	4.1	$0.4	$1,611.5	$(430.4)	$3,115.4	$(571.2)	$0.2	$3,730.9

Balance at November 1, 2020	49.1	$4.9	4.3	$0.4	$1,646.8	$(472.0)	$3,261.8	$(617.3)	$0.2	$3,824.8
Net income attributable to Cooper stockholders	—	—	—	—	—	—	2,101.1	—	—	2,101.1
Other comprehensive income, net of tax	—	—	—	—	—	90.7	—	—	—	90.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(11.0)	—	—	—	—	(11.0)
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.8	—	—	0.6	—	1.4
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	10.6	—	—	—	—	10.6
Treasury stock repurchase	(0.1)	—	0.1	—	—	—	—	(24.8)	—	(24.8)
ASU 2016-13 adoption	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Balance at January 31, 2021	49.1	$4.9	4.4	$0.4	$1,647.2	$(381.3)	$5,360.0	$(641.5)	$0.2	$5,989.9

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In millions, unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$2,101.1	$90.5
Depreciation and amortization	75.5	70.6
Increase in operating capital	(49.9)	(50.6)
Deferred income taxes	(1,981.3)	(2.5)
Other non-cash items	2.3	21.7
Net cash provided by operating activities	147.7	129.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(55.9)	(69.0)
Acquisitions of businesses and assets, net of cash acquired, and other	(79.8)	(9.4)
Net cash used in investing activities	(135.7)	(78.4)
Cash flows from financing activities:
Proceeds from long-term debt	253.0	234.0
Repayments of long-term debt	(223.2)	(263.1)
Net (repayments) proceeds from short-term debt	(8.8)	(20.8)
Net (payments) proceeds related to share-based compensation awards	(11.0)	(13.2)
Repurchase of common stock	(24.8)	—
Issuance of common stock for employee stock purchase plan	1.2	—
Debt issuance costs	—	(0.1)
Net cash used in financing activities	(13.6)	(63.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.5	(0.2)
Net increase in cash, cash equivalents and restricted cash	2.9	(12.1)
Cash, cash equivalents and restricted cash at beginning of period	116.8	89.5
Cash, cash equivalents and restricted cash at end of period	$119.7	$77.4
Reconciliation of cash flow information:
Cash and cash equivalents	$119.1	$76.8
Restricted cash included in other current assets	0.6	0.6
Total cash, cash equivalents and restricted cash	$119.7	$77.4

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1. General

The accompanying Consolidated Condensed Financial Statements of the Cooper Companies, Inc. and its subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of this Quarterly Report on Form 10-Q. Unless the context requires otherwise, terms "the Company", "we", "us", and "our" are used to refer collectively to the Cooper Companies, Inc. and its subsidiaries.

The accompanying Consolidated Condensed Financial Statements and related notes are unaudited and should be read in conjunction with the audited Consolidated Financial Statements of the Cooper Companies, Inc. and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020. The Consolidated Condensed Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the interim periods presented. Readers should not assume that the results reported here either indicate or guarantee future performance.
Accounting Policies

There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
The preparation of Consolidated Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company and the uncertain future impacts of the COVID-19 pandemic and related economic disruptions. The extent to which the COVID-19 pandemic and related economic disruptions impact our business and financial results will depend on future developments including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on our customers and suppliers; and how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to:
•allowance for doubtful accounts and credit losses
•the carrying value of inventory
•the carrying value of goodwill and other long-lived assets
There was not a material impact to the above estimates in the Company’s Consolidated Condensed Financial Statements for the three months ended January 31, 2021. The Company continually monitors and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
changes to the estimates and material impacts to the Company’s Consolidated Condensed Financial Statements in future reporting periods.
Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05 Financial Instruments-Credit Losses, ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted this guidance in the first quarter of fiscal 2021 on a modified retrospective basis, and the most notable impact was related to the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses. The Company recorded a cumulative-effect adjustment of $1.4 million to the Consolidated Condensed Balance Sheet on November 1, 2020.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account). The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted this guidance on November 1, 2020, and it did not have a material impact on our Consolidated Condensed Financial Statements.

Accounting Pronouncements Issued Not Yet Adopted

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
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2020-01 on our consolidated financial statements, which is effective for the Company in our fiscal year and interim periods beginning on November 1, 2021.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. We are currently assessing the impacts of the practical expedients provided in Topic 848 and which, if any, we will adopt.

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

Note 2. Acquisitions
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during the three months ended January 31, 2021 and fiscal 2020:

(In millions)	January 31, 2021	October 31, 2020
Technology	$72.0	$—
In-Process Research & Development (IPR&D)	20.0	—
Customer relationships	6.7	11.4
Trademarks	0.8	5.1
Other	—	3.9
Total identifiable intangible assets	$99.5	$20.4
Goodwill	49.6	15.3
Net tangible assets	(21.8)	(0.3)
Fair value of contingent consideration	(37.9)	—
Total closing purchase price	$89.4	$35.4
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

The Company believes these acquisitions strengthen CooperSurgical's and CooperVision’s businesses through the addition of new distributors or complementary products and services.
Fiscal Year 2021

On January 19, 2021, CooperVision acquired all of the remaining equity interests of a privately-held medical device company that develops spectacle lenses for myopia management. The fair value remeasurement of our previous equity investment immediately before the acquisition resulted in a gain of $11.5 million, which was recorded in other income. The terms of the acquisition include upfront cash consideration paid at closing of approximately $40.9 million attributable to the equity interests not held by the Company on the closing date. The transaction also includes potential payments of future consideration that are contingent upon the achievement of the regulatory approval milestone (the regulatory approval payment) and the acquired business reaching certain revenue thresholds over a specified period (the revenue payments). The undiscounted range of the contingent consideration is zero to $139.1 million payable to the other former equity interest owners. The purchase price allocation is preliminary, and we are in the process of finalizing information primarily related to taxes and the corresponding impact on goodwill.

The estimated fair value of the contingent consideration on the acquisition date was approximately $37.9 million, and, accordingly, the Company recorded a liability of approximately $30.2 million, which represents the fair value of the contingent consideration payable to the other former equity interest owners. The fair value of the regulatory approval payment was determined using an option pricing framework based on the expected payment under the contractual terms and the estimates of the probability of achieving the regulatory approval. The fair value of the revenue payments was determined using a Monte Carlo simulation based on the revenue projections and the expected payment for each simulation. The fair value of the contingent consideration will be remeasured at each subsequent reporting period, and the change in fair value will be recognized in the Consolidated Statements of Income and Comprehensive Income.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
On December 31, 2020, CooperSurgical completed the acquisition of a privately-held in vitro fertilization (IVF) cryo-storage software solutions company. The purchase price allocation is preliminary and we are in the process of finalizing information and the corresponding impact on goodwill.
The pro forma results of operations of these acquisitions have not been presented because the effect of the business combinations described above was not material to the consolidated results of operations.
Fiscal Year 2020

On December 13, 2019, CooperSurgical completed the acquisition of a privately-held distributor of IVF medical devices and systems.

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

The pro forma results of operations of these acquisitions have not been presented because the effect of the business combination described above was not material to the consolidated results of operations.

Note 3. Inventories

(In millions)	January 31, 2021	October 31, 2020
Raw materials	$144.7	$151.0
Work-in-process	12.7	12.4
Finished goods	413.1	407.0
Total inventories	$570.5	$570.4
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2020	$1,779.3	$668.0	$2,447.3
Current period additions	24.7	24.9	49.6
Foreign currency translation adjustment	50.0	6.4	56.4
Balance at January 31, 2021	$1,854.0	$699.3	$2,553.3

The Company evaluates goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill, evaluates and tests goodwill balances for impairment in accordance with related accounting standards.

The Company performed an annual impairment assessment in the third quarter of fiscal 2020, and its analysis indicated that there was no impairment of goodwill in reporting units.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Intangible Assets

	January 31, 2021		October 31, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Composite intangible asset	$1,061.9	$230.1	$1,061.9	$212.4	15
Technology	473.8	259.9	401.2	251.9	11
Customer relationships	379.6	224.1	367.0	216.2	13
Trademarks	155.0	40.5	153.4	37.7	14
License and distribution rights and other	31.8	19.0	31.8	18.2	10
	2,102.1	$773.6	2,015.3	$736.4	14
Less: accumulated amortization and translation	773.6		736.4
Intangible assets with definite lives, net	1,328.5		1,278.9
Intangible assets with indefinite lives, net (1)	30.1		10.1
Total other intangibles, net	$1,358.6		$1,289.0
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of January 31, 2021, the estimation of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2021	$107.3
2022	141.2
2023	138.9
2024	134.7
2025	124.2
Thereafter	682.2
Total remaining amortization for intangible assets with definite lives	$1,328.5
The Company assesses definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of a definite-lived intangible asset (asset group) may not be recoverable. When events or changes in circumstances indicate that the carrying amount of a definite-lived intangible asset may not be recoverable, in accordance with related accounting standards, the Company evaluates whether the definite-lived intangible asset is impaired by comparing its carrying value to its undiscounted future cash flows.
The Company assesses indefinite-lived intangible assets annually in the third quarter of the fiscal year, or whenever events or circumstances indicate that the carrying amount of an indefinite-lived intangible asset (asset group) may not be recoverable, in accordance with related accounting standards. The Company evaluates whether the indefinite-lived intangible asset is impaired by comparing its carrying value to its fair value.
The Company performed an annual impairment assessment in the third quarter of fiscal 2020 and did not recognize any intangible asset impairment charges.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5. Debt

(In millions)	January 31, 2021	October 31, 2020
Overdraft and other credit facilities	$50.8	$59.4
Term loan	350.0	350.0
Less: unamortized debt issuance cost	(0.1)	(0.1)
Short-term debt	$400.7	$409.3

Revolving credit	564.0	534.0
Term loans	850.0	850.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(0.3)	(0.3)
Long-term debt	1,413.9	1,383.9
Total debt	$1,814.6	$1,793.2

Term Loan Agreement on October 16, 2020

On October 16, 2020, the Company entered into a 364-day, $350.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on October 15, 2021. The funds were used to partially repay outstanding borrowings under the 2020 Revolving Credit Facility (as defined below). At January 31, 2021, the Company had $350.0 million outstanding under this agreement.

Amounts outstanding under this agreement will bear interest, at the Company’s option, at either the base rate, or the adjusted LIBO rate, plus, in each case, an applicable rate of 0.00% in respect of base rate loans and 0.80% in respect of adjusted LIBO rate loans. The interest rate was 0.94% at January 31, 2021.

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
On April 1, 2020, the Company borrowed $850.0 million under the 2020 Term Loan Facility and $445.0 million under the 2020 Revolving Credit Facility and used the proceeds to repay the outstanding amounts under the previous credit agreement and an outstanding term loan, and for general corporate purposes.

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
At January 31, 2021, the Company had $850.0 million outstanding under the 2020 Term Loan Facility, $564.0 million outstanding under the 2020 Revolving Credit Facility and $724.6 million available under the 2020 Revolving Credit Facility, net of $1.4 million outstanding letters of credit. The interest rate on the 2020 Term Loan Facility was 1.14% at January 31, 2021. During the three months ended January 31, 2021, the Company expensed less than $0.1 million related to the debt issuance costs of the 2020 Term Loan Facility.
The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2020 Credit Agreement:
•Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.
•Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At January 31, 2021, the Company was in compliance with the Interest Coverage Ratio at 25.53 to 1.00 and the Total Leverage Ratio at 2.10 to 1.00 for the 2020 Credit Agreement. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 for more details.

The following is a summary of the maximum commitments and the net amounts available to us under credit facilities discussed above as of January 31, 2021:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$564.0	$1.4	$724.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2020 Term Loan	350.0	350.0	n/a	—	October 15, 2021
Total	$2,490.0	$1,764.0	$1.4	$724.6

Note 6. Income Taxes
The Company's effective tax rates for the three months ended January 31, 2021 and January 31, 2020 were (1,406.3)% and 7.1%, respectively. The decrease was primarily due to an intra-group transfer of intellectual property during the three months ended January 31, 2021, as discussed below. The Company's effective tax rate for the three months ended January 31, 2021 was lower than the U.S. federal statutory tax rate primarily due to the intra-group transfer. The Company's effective tax rates for the three months ended January 31, 2021 and January 31, 2020 were otherwise lower than the U.S. federal statutory tax rate primarily due to earnings in foreign jurisdictions with lower tax rates and excess tax benefits from share-based compensation.

In November 2020, the Company completed an intra-group transfer of certain intellectual property and related assets to a UK subsidiary as part of a group restructuring to establish headquarters operations in the UK. Income before income taxes resulting from this transfer is eliminated upon consolidation. The transfer resulted in a step-up of the UK tax-deductible basis in the intellectual property and goodwill, creating a temporary difference between the book basis and the tax basis of these assets. As a result, the Company recognized a deferred tax asset of $1,987.9 million, with a corresponding income tax benefit, during the three months ended January 31, 2021.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 7. Earnings Per Share

Three Months Ended January 31,
(In millions, except per share amounts)	2021	2020
Net income	$2,101.1	$90.5
Basic:
Weighted average common shares	49.1	49.1
Basic earnings per share	$42.77	$1.84
Diluted:
Weighted average common shares	49.1	49.1
Effect of dilutive stock options	0.6	0.6
Diluted weighted average common shares	49.7	49.7
Diluted earnings per share	$42.31	$1.82
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2021	2020
Stock option shares excluded	317	198
Range of exercise prices	$304.54 – $345.74	$254.77
Restricted stock units excluded	—	1

Note 8. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2020. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2021	2020
Selling, general and administrative expense	$9.1	$8.7
Cost of sales	1.1	1.0
Research and development expense	0.6	0.6
Total share-based compensation expense	$10.8	$10.3
Related income tax benefit	$1.2	$1.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 9. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2019	$(403.2)	$(43.9)	$—	$(447.1)
Gross change in value	0.9	(16.8)	(17.1)	(33.0)
Tax effect for the period	—	4.0	4.1	8.1
Balance at October 31, 2020	$(402.3)	$(56.7)	$(13.0)	$(472.0)
Gross change in value	86.4	—	5.9	92.3
Tax effect for the period	(0.2)	—	(1.4)	(1.6)
Balance at January 31, 2021	$(316.1)	$(56.7)	$(8.5)	$(381.3)
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
During the first quarter of fiscal 2021, we repurchased 69.6 thousand shares of the Company’s common stock for $24.8 million, at an average purchase price of $356.61 per share. At January 31, 2021, $334.8 million remained authorized for repurchase under the program.
There were no share repurchases under the program during the three months ended January 31, 2020.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2021, to stockholders of record on January 22, 2021. We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 10, 2020, to stockholders of record on January 23, 2020.

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
At January 31, 2021 and October 31, 2020, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of our revolving credit facility and term loans approximates fair value based on current market rates (Level 2). On April 6, 2020 the Company entered into six interest rate swap contracts which are used to hedge the Company’s exposure to changes in cash flows associated with its variable rate term loans and are designated as derivatives in a cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts have maturities of seven years or less. On October 1, 2020, one of the six interest rate swap contracts matured. The outstanding contracts as of January 31, 2021 have a total notional amount of $1.4 billion.

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

The Company did not have any cross currency swaps or foreign currency forward contracts as of January 31, 2021 and October 31, 2020.
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
Our results of operations for the three months ended January 31, 2021 and 2020, reflect the following components of net periodic defined benefit costs:

Three Months Ended January 31,
(In millions)	2021	2020
Service cost	$4.3	$3.5
Interest cost	1.1	1.2
Expected return on plan assets	(3.1)	(2.7)
Recognized net actuarial gain	1.3	1.0
Net periodic defined benefit plan cost	$3.6	$3.0
We did not contribute to the Plan in the first three months of fiscal 2021 and due to COVID-19 we are uncertain of the amount we will contribute during the remainder of the year. We did not contribute to the Plan in the first three months of fiscal 2020. The expected rate of return on Plan assets for determining net periodic benefit plan cost is 8%.

Note 12. Contingencies

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
•CooperVision. Competes in the worldwide contact lens market by developing, manufacturing and marketing a broad range of products for contact lens wearers, featuring advanced materials and optics. CooperVision designs its products to solve vision challenges such as astigmatism, presbyopia, myopia, ocular dryness and eye fatigues, with a broad collection of spherical, toric and multifocal contact lenses.
•CooperSurgical. Competes in the general health care market with a focus on advancing the health of women, babies and families through a diversified portfolio of products and services focusing on women's health and fertility.
Cooper uses operating income, as presented in our financial reports, as the primary measure of segment profitability. We do not allocate costs from corporate functions to segment operating income. Items below operating income are not considered when measuring the profitability of a segment. We use the same accounting policies to generate segment results as we do for our consolidated results.
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets.
Segment information:

Three Months Ended January 31,
(In millions)	2021	2020
CooperVision net sales by category:
Toric lens	$162.3	$155.1
Multifocal lens	57.7	51.8
Single-use sphere lens	146.0	138.1
Non single-use sphere, other	141.0	140.2
Total CooperVision net sales	$507.0	$485.2
CooperSurgical net sales by category:
Office and surgical products	$103.5	$98.5
Fertility	70.0	62.5
CooperSurgical net sales	173.5	161.0
Total net sales	$680.5	$646.2
Operating income (loss):
CooperVision	$127.5	$122.9
CooperSurgical	17.5	1.7
Corporate	(11.6)	(13.5)
Total operating income	133.4	111.1
Interest expense	6.4	11.6
Other (income) expense, net	(12.5)	2.1
Income before income taxes	$139.5	$97.4

(In millions)	January 31, 2021	October 31, 2020
Total identifiable assets:
CooperVision	$6,423.2	$4,236.3
CooperSurgical	2,297.7	2,293.8
Corporate	201.0	207.4
Total	$8,921.9	$6,737.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Geographic information:

Three Months Ended January 31,
(In millions)	2021	2020
Net sales to unaffiliated customers by country of domicile:
United States	$313.1	$293.5
Europe	220.8	213.4
Rest of world	146.6	139.3
Total	$680.5	$646.2

(In millions)	January 31, 2021	October 31, 2020
Net property, plant and equipment by country of domicile:
United States	$724.2	$721.3
Europe	375.2	363.0
Rest of world	205.7	197.6
Total	$1,305.1	$1,281.9

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
The gain or loss on derivative instruments designated and qualifying for cash flow hedge accounting is deferred in other comprehensive income. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated cash flow hedges are reclassified into earnings in the period that the hedged interest expense affects earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. The Company does not offset fair value amounts recognized for derivative instruments in its Consolidated Condensed Balance Sheets for presentation purposes.
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
As of January 31, 2021 and October 31, 2020, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	5	$1,400
These contracts have maturities of seven years or less.

The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $11.2 million ($8.5 million, net of tax) as of January 31, 2021. The Company did not have any derivatives designated as hedging instruments for the period ended January 31, 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Condensed Balance Sheets where the instruments are recorded:

	Derivative Liabilities
(In millions)		January 31, 2021	October 31, 2020
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current liabilities	$0.4	$0.6
Interest rate swap contracts	Other non-current liabilities	10.8	16.5
		$11.2	$17.1
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income and Comprehensive Income:

Three Months Ended January 31,
(In millions)		2021	2020
Derivatives designated as cash flow hedges	Location of Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$2.1	$—
The Company expects that $7.1 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next twelve months and the amount will vary depending on prevailing interest rates.

The following table details the changes in accumulated other comprehensive income:

(In millions)	Amount
Beginning balance gain / (loss) as of October 31, 2020	$(17.1)
Amount recognized in other comprehensive income on interest rate swap contracts, gross (net of tax of $0.9 million)	3.8
Amount reclassified from other comprehensive income into earnings, gross (net of tax of $0.5 million)	2.1
Ending balance gain / (loss) as of January 31, 2021	$(11.2)

Note 15. Subsequent Events

On February 2, 2021, CooperVision entered into a stock purchase agreement to sell 50% of the equity interest in a wholly-owned subsidiary that was acquired by CooperVision on January 19, 2021. Refer to Note 2. Acquisitions for more information. The closing of this transaction is subject to certain regulatory approvals. The Company intends to operate the previously wholly-owned subsidiary as a joint venture with the purchaser of the 50% interest once the regulatory approvals are received and the transaction is closed.

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
Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Unaudited Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding the expected impact of the ongoing COVID-19 pandemic on our business; and statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our net sales, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:
•The effects of the ongoing COVID-19 pandemic and related economic disruptions and new governmental regulations on our business, results of operations, cash flow and financial condition, including but not limited to the potential impact on our sales, operations and supply chain.
•Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries, that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, the ongoing COVID-19 pandemic, and escalating global trade barriers, including additional tariffs, by countries such as China.
•Adverse changes in global political and economic conditions, and related uncertainty caused by the United Kingdom’s withdrawal from the European Union (EU) and its potential impact on, among other things, the movement of goods and materials in our supply chain, additional regulatory approvals and requirements, and increased tariffs and duties.
•Changes in tax laws or their interpretation, changes in statutory tax rates, and adverse outcomes in tax disputes including but not limited to, the U.S., the United Kingdom and other countries may affect our taxation of earnings recognized in foreign jurisdictions, result in unexpected tax liabilities, and/or negatively impact our effective tax rate.
•Foreign currency exchange rate and interest rate fluctuations including the risk of fluctuations in the value of foreign currencies or interest rates that would decrease our net sales and earnings.
•Our existing and future variable rate indebtedness and associated interest expense is impacted by rate increases, which could adversely affect our financial health or limit our ability to borrow additional funds.
•Acquisition-related adverse effects including the failure to successfully obtain the anticipated net sales, margins and earnings benefits of acquisitions, integration delays or costs and the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period, required regulatory approvals for an acquisition not being obtained or being delayed or subject to conditions that are not anticipated, adverse impacts of changes to accounting controls and reporting procedures, contingent liabilities or indemnification obligations, increased leverage and lack of access to available financing (including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms).
•Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of personal information, such as HIPAA and the California Consumer Privacy

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Act (CCPA) in the U.S. and the General Data Protection Regulation requirements in Europe, including but not limited to those resulting from data security breaches.
•A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development, distribution facilities or raw material supply chain due to the ongoing COVID-19 pandemic, integration of acquisitions, man-made or natural disasters, cybersecurity incidents or other causes.
•A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development or distribution facilities due to technological problems, including any related to our information systems maintenance, enhancements or new system deployments, integrations or upgrades.
•Market consolidation of large customers globally through mergers or acquisitions resulting in a larger proportion or concentration of our business being derived from fewer customers.
•Disruptions in supplies of raw materials, particularly components used to manufacture our silicone hydrogel lenses.
•New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect areas of our operations including, but not limited to, those affecting the health care industry, including the contact lens industry specifically and the medical device or pharmaceutical industries generally, including but not limited to the EU Medical Devices Regulation, and the EU In Vitro Diagnostic Medical Devices Regulation.
•Legal costs, insurance expenses, settlement costs and the risk of an adverse decision, prohibitive injunction or settlement related to product liability, patent infringement or other litigation.
•Limitations on sales following product introductions due to poor market acceptance.
•New competitors, product innovations or technologies, including but not limited to, technological advances by competitors, new products and patents attained by competitors, and competitors' expansion through acquisitions.
•Reduced sales, loss of customers and costs and expenses related to product recalls and warning letters.
•Failure to receive, or delays in receiving, regulatory approvals for products.
•Failure of our customers and end users to obtain adequate coverage and reimbursement from third-party payors for our products and services.
•The requirement to provide for a significant liability or to write off, or accelerate depreciation on, a significant asset, including goodwill, other intangible assets and idle manufacturing facilities and equipment.
•The success of our research and development activities and other start-up projects.
•Dilution to earnings per share from acquisitions or issuing stock.
•Impact and costs incurred from changes in accounting standards and policies.
•Environmental risks, including increasing environmental legislation and the broader impacts of climate change.
•Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, as such Risk Factors may be updated in quarterly filings including updates made in this filing.
We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the first quarter of fiscal 2021 ended January 31, 2021 and compare them with the same period of fiscal 2020. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

Non-GAAP Financial Measures

The succeeding sections of Management’s Discussion and Analysis (MD&A) may include certain financial measures that are not defined by accounting principles generally accepted in the United States (GAAP). These measures, which are referred to as non-GAAP measures, are listed below:
•Free Cash Flow - Free cash flow is calculated as net cash provided by operating activities less capital expenditures.
•Constant currency - Constant currency is defined as excluding the effect of foreign currency fluctuations.
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

First Quarter Highlights
•Gross profit of $450.7 million, up 6% from $426.5 million in the prior year period
•Operating income of $133.4 million, up 20% from $111.1 million in the prior year period
•Diluted earnings per share of $42.31, up 2225% from $1.82 per share in the prior year period, primarily due to income tax benefit related to intra-group transfer of intellectual property. Refer to Note 6. Income Taxes for further information
•Cash provided by operations of $147.7 million, compared to $129.7 million in the prior year period
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, the impact, risks and uncertainty relating to the global COVID-19 pandemic and related economic disruptions, as further described in the “COVID-19 Considerations” section above and in the “Risk Factors” section in Part II, Item 1A of this filing, have adversely affected our sales, cash flow and current performance and are likely to further adversely affect our future sales, cash flow and performance. Additionally, other events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, changes in tax legislation, debt concerns, the uncertainty following the United Kingdom's withdrawal from the EU, changes to existing regulations and new regulations, global trade barriers including additional tariffs and the trend of consolidations within the health care industry could impact our current performance and continue to represent a risk to our future performance.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal, toric multifocal and myopia management contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology, PC Technology™ and ActivControl® technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care markets with products such as ortho-k and scleral lenses. In November 2019, CooperVision received United States Food and Drug Administration (FDA) approval for its MiSight® 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
treatment initiated between the ages of 8-12 and became available in the United States during fiscal 2020. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
CooperVision acquired the following entity during the three months ended January 31, 2021:
•A privately-held medical device company on January 19, 2021
Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses. Our single-use silicone hydrogel product franchises, clariti® and MyDay®, remain a focus as we expect increasing demand for these products as well as future single-use products as the global contact lens market continues to shift to this modality. Outside of single-use, the Biofinity® and Avaira Vitality® product families comprise our focus in the FRP, or frequent replacement product, market which encompasses the 2-week and monthly modalities. Included in this segment are unique products such as Biofinity Energys®, which helps individuals with digital eye fatigue.
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
CooperSurgical acquired the following entity during the three months ended January 31, 2021:
•A privately-held in vitro fertilization (IVF) cryo-storage software solutions company on December 31, 2020
CooperSurgical acquired the following entity during the three months ended January 31, 2020:
•A privately-held distributor of IVF medical devices and systems on December 13, 2019

Capital Resources - At January 31, 2021, we had $119.1 million in unrestricted cash, primarily held outside the United States, and $724.6 million available under our 2020 Credit Agreement. The $850.0 million term loan entered into on April 1, 2020, and the $350.0 million term loan entered into on October 16, 2020, remain outstanding as of January 31, 2021.
See Note 5. Debt of the Consolidated Condensed Financial Statements for additional information.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Selected Statistical Information – Percentage of Net Sales

	Percentage of Net Sales		2021 vs 2020 % Change in Absolute Values
Periods Ended January 31,	2021	2020
Net sales	100%	100%	5%
Cost of sales	34%	34%	5%
Gross profit	66%	66%	6%
Selling, general and administrative expense	38%	40%	1%
Research and development expense	3%	3%	(4)%
Amortization of intangibles	5%	5%	(1)%
Operating income	20%	17%	20%
Net Sales Growth by Business Unit

Periods Ended January 31,
($ in millions)	2021	2020	Increase	2021 vs 2020 % Change
CooperVision	$507.0	$485.2	$21.8	4%
CooperSurgical	173.5	161.0	12.5	8%
Net sales	$680.5	$646.2	$34.3	5%
CooperVision Net Sales
The contact lens market has two major product categories:
•Spherical lenses including lenses that correct near- and farsightedness uncomplicated by more complex visual defects; and
•Toric and multifocal lenses including lenses that, in addition to correcting near- and farsightedness, address more complex visual defects such as astigmatism and presbyopia by adding optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.
CooperVision Net Sales by Category

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended January 31, ($ in millions)	2021	2020	2021 vs 2020 % Change
Toric	$162.3	$155.1	5%
Multifocal	57.7	51.8	11%
Single-use spheres	146.0	138.1	6%
Non single-use sphere, other	141.0	140.2	1%
	$507.0	$485.2	4%
In the three months ended January 31, 2021:
•Toric and multifocal lenses grew primarily through the success of Biofinity and MyDay.
•Single-use sphere lenses growth was primarily attributed to MyDay lenses.
•"Other" products primarily include lens care which represented approximately 2% of net sales in the first quarter of both fiscal 2021 and 2020.
•Total silicone hydrogel products increased by 9%, representing 77% of net sales in the three months ended January 31, 2021 compared to 73% in the three months ended January 31, 2020, partially offset by declines in legacy hydrogel products.
•Foreign exchange rates positively impacted sales by approximately $14.8 million in the first quarter of fiscal 2021 and had a negative impact of $2.1 million in the prior year period. In the first quarter of fiscal 2021, net sales increased 1% in constant currency over the prior year period.
•Sales growth was primarily driven by an increase in the volume of lenses sold. Average realized prices by product did not materially influence sales.
•We expect to continue seeing downward pressure and volatility in certain markets related to net sales if the COVID-19 pandemic continues, as optical retailers and healthcare centers continue to restrict access, and social distancing measures continue.
CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Three Months Ended January 31,
($ in millions)	2021	2020	2021 vs 2020 % Change
Americas	$200.4	$189.4	6%
EMEA	188.8	187.0	1%
Asia Pacific	117.8	108.8	8%
	$507.0	$485.2	4%

CooperVision's growth in net sales across all regions was primarily attributable to market gains of silicone hydrogel contact lenses and favorable foreign currency impacts, partially offset by declines in legacy hydrogel products. Refer to CooperVision Net Sales by Category above for further discussion.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The chart below shows the percentage of net sales of office and surgical products and fertility.

Three Months Ended January 31, ($ in millions)	2021	2020	2021 vs 2020 % Change
Office and surgical products	$103.5	$98.5	5%
Fertility	70.0	62.5	12%
	$173.5	$161.0	8%

In the three months ended January 31, 2021:
•Office and surgical products increased compared to the prior year period mainly due to an increase in PARAGARD® sales compared to the prior year period. Further, there was an increase from other surgical products such as Uterine Manipulators, Point-of-Care products and INSORB® surgical stapler. This was partially offset by a reduction in revenue from Surgical Retractors and Closure products.
•Fertility net sales increased compared to the prior year period mainly due to an increase in revenue from IVF consumables, preimplantation genetic testing and acquired product Embryo Options.
•Foreign exchange rates positively impacted sales by approximately $1.0 million in the first quarter of fiscal 2021, compared to a negative impact of $0.7 million in the prior year period. In the first quarter of fiscal 2021, net sales increased 7% in constant currency over the prior year period.
•We expect to continue seeing downward pressure and volatility in certain markets related to net sales if the COVID-19 pandemic continues, as hospitals and healthcare centers continue to restrict access, and social distancing measures continue.

Gross Margin

Consolidated gross margin remained relatively flat at 66% in both the first quarter of fiscal 2021 and fiscal 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Selling, General and Administrative Expense (SGA)

Three Months Ended January 31, ($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs 2020 % Change
CooperVision	$179.1	35%	$172.4	36%	4%
CooperSurgical	70.6	41%	72.4	45%	(3)%
Corporate	11.5	—	13.5	—	(15)%
	$261.2	38%	$258.3	40%	1%

CooperVision's SGA increased in the first quarter of fiscal 2021 compared to fiscal 2020 due to increases in distribution costs, general and administrative costs and advertising and marketing activities primarily related to MiSight, partially offset by lower travel expenses due to the COVID-19 pandemic. CooperVision's SGA in the first quarter of fiscal 2021 included $1.8 million of costs primarily related to acquisition and integration activities. CooperVision's SGA in the first quarter of fiscal 2020 included $0.7 million of costs primarily related to integration activities.
The decrease in CooperSurgical's SGA in the first quarter of fiscal 2021 compared to fiscal 2020 was primarily due to lower advertising & marketing costs and lower travel expenses due to the COVID-19 pandemic, partially offset by an increase in general and administrative costs. CooperSurgical's SGA in the first quarter of fiscal 2021 included $1.8 million of acquisition and integration expenses. CooperSurgical's SGA in the first quarter of fiscal 2020 included $6.1 million of integration expenses and European Medical Devices Regulation costs.
Corporate SGA decreased in the first quarter of fiscal 2021 compared to fiscal 2020 primarily due to savings from lower travel expenses due to the COVID-19 pandemic and timing of corporate projects.
Research and Development Expense (R&D)

Three Months Ended January 31, ($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs 2020 % Change
CooperVision	$14.1	3%	$13.1	3%	8%
CooperSurgical	7.3	4%	9.1	6%	(21)%
	$21.4	3%	$22.2	3%	(4)%
In the three months ended January 31, 2021:
•CooperVision's R&D expense increased in the three months ended January 31, 2021 compared to fiscal 2020, mainly due to MiSight and timing of R&D projects. As a percentage of sales, CooperVision's R&D expense remained relatively flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
•CooperSurgical's R&D expense decreased in the three months ended January 31, 2021 compared to fiscal 2020, mainly due to timing of R&D projects and changes in headcount. CooperSurgical has not paused research programs during the COVID-19 pandemic and has maintained its spend on innovations and increased its spend on key regulatory investment areas to support our long-term objectives. As a percentage of sales, CooperSurgical's R&D expense remained relatively flat. CooperSurgical's R&D activities include diagnostics, IVF product development and the design and upgrade of surgical procedure devices.
Amortization Expense

Three Months Ended January 31, ($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs 2020 % Change
CooperVision	$8.4	2%	$8.7	2%	(3)%
CooperSurgical	26.3	15%	26.2	16%	—%
	$34.7	5%	$34.9	5%	(1)%
CooperVision's and CooperSurgical's amortization expense remained relatively flat in the first quarter of fiscal 2021 compared to fiscal 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Operating Income

Three Months Ended January 31, ($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs 2020 % Change
CooperVision	$127.5	25%	$122.9	25%	4%
CooperSurgical	17.5	10%	1.7	1%	918%
Corporate	(11.6)	—	(13.5)	—	15%
	$133.4	20%	$111.1	17%	20%

CooperVision's operating income remained relatively flat as a percentage of net sales and in absolute dollars in the three months ended January 31, 2021 compared to the prior year period.

CooperSurgical's operating income increased as a percentage of net sales and in absolute dollars in the first quarter of fiscal 2021 compared to the prior year period primarily due to an increase in net sales and a decrease in SGA and lower R&D expenses.

Corporate operating loss decreased in the three months ended January 31, 2021 compared to the prior year period, primarily due to lower professional fees and travel expenses as a result of the COVID-19 pandemic.

On a consolidated basis, operating income increased in absolute dollars and as a percentage of net sales primarily due to the increase in consolidated net sales.
Interest Expense

Three Months Ended January 31, ($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs 2020 % Change
Interest expense	$6.4	1%	$11.6	2%	(45)%
Interest expense decreased as a percentage of net sales and in absolute dollars during the three months ended January 31, 2021 primarily due to lower interest rates and lower average debt balances compared to the prior year period.
Other (Income) Expense, Net

Three Months Ended January 31,
($ in millions)	2021	2020
Investment gain	$(11.5)	$—
Foreign exchange (gain) loss	(0.1)	1.4
Other (income) expense, net	(0.9)	0.7
	$(12.5)	$2.1
On January 19, 2021, CooperVision acquired all of the remaining equity interests of a privately-held medical device company that develops spectacle lenses for myopia management. The fair value remeasurement of our previous equity investment immediately before the acquisition resulted in a gain of $11.5 million.
Foreign exchange (gain) loss primarily resulted from the revaluation and settlement of foreign currency-denominated balances.
Other income increased in the three months ended January 31, 2021, primarily due to an increase in defined benefit plan related income during the period.
(Benefit) Provision for Income Taxes

Our effective tax rates for the three months ended January 31, 2021 and January 31, 2020 were (1,406.3)% and 7.1%, respectively. The decrease was primarily due to an intra-group transfer of intellectual property during the three months ended January 31, 2021, as discussed below. Our effective tax rate for the three months ended January 31, 2021 was lower than the U.S. federal statutory tax rate primarily due to the intra-group transfer. Our effective tax rates for the three months

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
ended January 31, 2021 and January 31, 2020 were otherwise lower than the U.S. federal statutory tax rate primarily due to earnings in foreign jurisdictions with lower tax rates and excess tax benefits from share-based compensation.

In November 2020, we completed an intra-group transfer of certain intellectual property and related assets to a UK subsidiary as part of a group restructuring to establish headquarters operations in the UK. Income before income taxes resulting from this transfer is eliminated upon consolidation. The transfer resulted in a step-up of the UK tax-deductible basis in the intellectual property and goodwill, creating a temporary difference between the book basis and the tax basis of these assets. As a result, we recognized a deferred tax asset of $1,987.9 million, with a corresponding income tax benefit, during the three months ended January 31, 2021.
Share-Based Compensation Plans
We have several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Three Months Ended January 31,
($ in millions)	2021	2020
Selling, general and administrative expense	$9.1	$8.7
Cost of sales	1.1	1.0
Research and development expense	0.6	0.6
Total share-based compensation expense	$10.8	$10.3
Related income tax benefit	$1.2	$1.4

Capital Resources and Liquidity
First Quarter Highlights
•Operating cash flow of $147.7 million compared to $129.7 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $55.9 million compared to $69.0 million in the prior year period
•Cash payments for acquisitions and others of $79.8 million compared to $9.4 million in the prior year period
•Cash provided by operations of $147.7 million offset by capital expenditures of $55.9 million resulted in positive free cash flow of $91.8 million, up 51% compared to the prior year period
Comparative Statistics

($ in millions)	January 31, 2021	October 31, 2020
Cash and cash equivalents	$119.1	$115.9
Total assets	$8,921.9	$6,737.5
Working capital	$336.3	$269.8
Total debt	$1,814.6	$1,793.2
Stockholders' equity	$5,989.9	$3,824.8
Ratio of debt to equity	0.30:1	0.47:1
Debt as a percentage of total capitalization	23%	32%
Working Capital
The increase in working capital at January 31, 2021 from the end of fiscal 2020 was primarily due to:
•decrease in accounts payable of $38.6 million due to timing of payments;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•increase in trade accounts receivable of $25.8 million primarily due to timing of collections and higher sales;
•decrease in employee compensation and benefits of $9.0 million;
•decrease in short-term debt of $8.6 million due to payment of overdraft and other credit facilities; and
•increase in cash and cash equivalents of $3.2 million, partially offset by:
•increase in other current liabilities of $11.6 million; and
•decrease in prepaid expense and other current assets of $5.9 million.

At January 31, 2021, our inventory months on hand was 7.4 compared to 6.6 at October 31, 2020. Inventory remained relatively flat.
Our days sales outstanding (DSO) were relatively consistent at 61 days at January 31, 2021, compared to 60 days at October 31, 2020.
Operating Cash Flow
Cash provided by operating activities increased by $18.0 million from $129.7 million in the first quarter of fiscal 2020 to $147.7 million in the first quarter of fiscal 2021. This increase in cash flow provided by operating activities primarily consists of:
•increase in net income of $2,010.6 million from a net income of $90.5 million in the first quarter of fiscal 2020 to $2,101.1 million in the first quarter of fiscal 2021;
•increase of $4.9 million in net changes in depreciation and amortization, from $70.6 million during the first quarter of fiscal 2020 to $75.5 million during the first quarter of fiscal 2021;
•increase of $0.7 million in net cash outflow from changes in operating capital, from $50.6 million outflow in the first quarter of fiscal 2020 to $49.9 million outflow in the first quarter of fiscal 2021, partially offset by:
•decrease of $1,978.8 million in the net changes in deferred income taxes. Refer to Note 6. Income Taxes for further information; and

•decrease from other non-cash items of $19.4 million, from $21.7 million during the first quarter of fiscal 2020 to $2.3 million during the first quarter of fiscal 2021, primarily due to an investment gain of $11.5 million. Refer to Note 2. Acquisitions for further information.
The increase in net income of $2,010.6 million was primarily due to:
•recognized income tax benefit of $1,987.9 million. Refer to Note 6. Income Taxes for further information;
•increase of $22.3 million in operating income from $111.1 in the first quarter of fiscal 2020 to $133.4 million in the first quarter of fiscal 2021 primarily due to the increase in consolidated net sales and decrease in certain costs; and
•an investment gain of $11.5 million. Refer to Note 2. Acquisitions for further information.

The $0.7 million increase in the net cash flow from changes in operating capital compared to the prior year period is primarily due to:
•$36.3 million increase in the net changes in accrued liabilities and other primarily due to impact from adoption of ASC 842, Leases in prior year period and higher customer rebate accruals in current period as a result of higher sales;
•$19.0 million increase in the net changes in inventories;
•$14.5 million increase in the net changes in income tax payable, partially offset by:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•$44.6 million decrease in the net changes in trade and other receivables primarily due to timing of collections and higher sales; and
•$22.6 million decrease in the net changes in accounts payable primarily due to timing of payments.
Investing Cash Flow

Cash used in investing activities increased by $57.3 million to $135.7 million in the first quarter of fiscal 2021 from $78.4 million in the first quarter of fiscal 2020 due to:

•$72.1 million increase in payments made for acquisitions in the first quarter of fiscal 2021 compared to the prior year period, partially offset by:

•$13.1 million decrease in capital expenditures.
Financing Cash Flow
Cash flows from financing activities decreased by $49.6 million to $13.6 million cash outflow in the first quarter of fiscal 2021 compared to $63.2 million outflow in the first quarter of fiscal 2020, primarily due to:
•$39.9 million decrease in repayments of long-term debt, primarily due to repayments of funds from the 2020 Credit Agreement in first three months of fiscal 2021 compared to repayment of funds from the 2016 Credit Agreement in the prior year period;
•$19.0 million increase in proceeds from long-term debt, primarily due to funds received from the 2020 Credit Agreement; and
•$12.0 million decrease in net repayments from short-term debt, primarily due to movements in short term loans.
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

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of January 31, 2021:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$564.0	$1.4	$724.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2020 Term Loan	350.0	350.0	n/a	—	October 15, 2021
Total	$2,490	$1,764	$1.4	$724.6

The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio. As defined, in the 2020 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At January 31, 2021, we were in compliance with the Interest Coverage Ratio at 25.53 to 1.00 and the Total Leverage Ratio at 2.10 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
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
At January 31, 2021, $334.8 million remained authorized for repurchase under the program.
The Company's share repurchases during the three months ended January 31, 2021 were as follows:

Periods Ended January 31,	2021
Number of shares	69,622
Average repurchase price per share	$356.61
Total costs of shares repurchased (in millions)	$24.8
There were no share repurchases under the program during the three months ended January 31, 2020.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2021, to stockholders of record on January 22, 2021.

Summary of Non-GAAP Financial Measures

The non-GAAP financial measures that may be included in Management's Discussion and Analysis and the reasons management believes they are useful to investors are described below. These measures should be considered supplemental in nature and are not intended to be a substitute for the related financial information prepared in accordance with GAAP. In addition, these measures may not be the same as similarly named measures presented by other companies.

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
Estimates and Critical Accounting Policies

Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis on Form 10-K for the fiscal year ended October 31, 2020. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year October 31, 2020.
Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. General of the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.
Trademarks
ActivControl®, Aquaform®, Avaira Vitality®, Biofinity®, Biofinity Energys®, MyDay® and MiSight® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. INSORB® and PARAGARD® are registered trademarks of CooperSurgical, Inc.

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
On April 6, 2020, we entered into six interest rate swap contracts to hedge variable cash flows associated with LIBOR. The interest rate swap contracts became effective on April 6, 2020 and have maturities of seven years or less. As of January 31, 2021, the outstanding contracts have a total notional amount of $1.4 billion.
We did not have any cross currency swaps or foreign currency forward contracts as of January 31, 2021.
On April 1, 2020, we entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among us, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The 2020 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to repay an outstanding term loan, and for general corporate purposes. At January 31, 2021, the Company had $724.6 million available under the 2020 Revolving Credit Facility and $850.0 million outstanding under the 2020 Term Loan Facility.
On October 16, 2020, we entered into a 364-day, $350.0 million, term loan agreement by and among us, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on October 15, 2021. We used the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility. At January 31, 2021, the Company had $350.0 million outstanding under this agreement.
If interest rates were to increase or decrease by 1% or 100 basis points, quarterly interest expense would increase or decrease by approximately $1.0 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the first quarter of fiscal 2021.
See Note 5. Debt of the Consolidated Condensed Financial Statements for additional information.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our first quarter of fiscal 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

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

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. In the first quarter of fiscal 2021, we updated some of our risk factors as described below. There have been no other material changes in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

We are a multinational company headquartered in the United States with worldwide operations, with significant business operations in Europe, including in the UK. Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU and ratified a trade and cooperation agreement governing its future relationship with the EU. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Any of these factors could have a material adverse effect on our business, financial condition, cash flows and results of operations. Asset valuations, currency exchange rates and credit ratings have been and may continue to be subject to increased market volatility. Lack of clarity about future UK laws and regulations as the UK determines which EU laws to replace or replicate, including financial laws and regulations, tax and free trade agreements, tax and customs laws, intellectual property rights, environmental, health and safety laws and regulations, immigration laws, employment laws and transport laws, could decrease foreign direct investment in the UK, increase costs and disrupt supply chains.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The Company's share repurchase activity during the three-month period ended January 31, 2021, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
11/1/20 - 11/30/20	—	$—	—	$359,655,532
12/1/20 - 12/31/20	—	$—	—	$359,655,532
1/1/21 - 1/31/21	69,622	$356.61	69,622	$334,827,542
	69,622		69,622

The transactions described in the table above represent the repurchase of the Company's common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (the 2012 Share Repurchase Program). The program as amended in December 2012, December 2013 and March 2017 provides authorization to repurchase up to a total of $1.0 billion of the Company’s common stock. Purchases under the 2012 Share Repurchase Program may be made from time-to-time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time.

During the first quarter of fiscal 2021, we repurchased 69.6 thousand shares of the Company’s common stock for $24.8 million, at an average purchase price of $356.61 per share. There was no share repurchase activity during the first quarter ended January 31, 2020.

At January 31, 2021, approximately $334.8 million remained authorized under the 2012 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1	The Cooper Companies, Inc. 2021 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed February 2, 2021.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the three months period ended January 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 5, 2021	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: March 5, 2021	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)