Form 10-Q
period 2021-04-30
COOPER COMPANIES, INC.
filed 2021-06-04
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On May 28, 2021, 49,247,946 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (Loss)
Periods Ended April 30,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2021	2020	2021	2020
Net sales	$719.5	$524.9	$1,400.0	$1,171.1
Cost of sales	232.4	201.4	462.2	421.1
Gross profit	487.1	323.5	937.8	750.0
Selling, general and administrative expense	285.8	237.2	547.0	495.5
Research and development expense	21.0	23.8	42.4	46.0
Amortization of intangibles	37.1	33.9	71.8	68.8
Operating income	143.2	28.6	276.6	139.7
Interest expense	6.1	12.8	12.5	24.4
Other expense (income), net	0.7	6.8	(11.8)	8.9
Income before income taxes	136.4	9.0	275.9	106.4
Provision for income taxes (Note 6)	18.9	(2.5)	(1,942.7)	4.4
Net income	$117.5	$11.5	$2,218.6	$102.0
Earnings per share (Note 7):
Basic	$2.39	$0.23	$45.12	$2.07
Diluted	$2.36	$0.23	$44.65	$2.05
Number of shares used to compute earnings per share:
Basic	49.2	49.2	49.2	49.2
Diluted	49.7	49.6	49.7	49.7
Other comprehensive income (loss), net of tax:
Cash flow hedges	$15.2	(13.5)	$19.7	(13.5)
Foreign currency translation adjustment	18.9	(68.9)	105.1	(52.2)
Comprehensive income (loss)	$151.6	$(70.9)	$2,343.4	$36.3

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	April 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$105.9	$115.9
Trade accounts receivable, net of allowance for credit losses of $10.7 at April 30, 2021 and $10.2 at October 31, 2020	490.1	435.4
Inventories (Note 3)	582.0	570.4
Prepaid expense and other current assets	144.6	152.5
Total current assets	1,322.6	1,274.2
Property, plant and equipment, at cost	2,581.4	2,474.8
Less: accumulated depreciation and amortization	1,271.4	1,192.9
	1,310.0	1,281.9
Operating lease right-of-use assets	264.9	260.2
Goodwill (Note 4)	2,567.7	2,447.3
Other intangibles, net (Note 4)	1,412.4	1,289.0
Deferred tax assets (Note 6)	2,017.4	80.1
Other assets	118.8	104.8
Total assets	$9,013.8	$6,737.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$412.6	$409.3
Accounts payable	141.6	176.0
Employee compensation and benefits	127.0	119.0
Operating lease liabilities	34.2	33.3
Other current liabilities	277.3	266.8
Total current liabilities	992.7	1,004.4
Long-term debt (Note 5)	1,324.9	1,383.9
Deferred tax liabilities (Note 6)	22.3	25.8
Long-term tax payable (Note 6)	149.5	162.0
Operating lease liabilities	240.9	236.8
Accrued pension liability and other	120.7	99.8
Total liabilities	$2,851.0	$2,912.7
Contingencies (Note 12)
Stockholders’ equity (Note 9):
Preferred stock, 10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, 10 cents par value, 120.0 shares authorized, 53.6 issued and 49.2 outstanding at April 30, 2021 and 53.4 issued and 49.1 outstanding at October 31, 2020	5.4	5.3
Additional paid-in capital	1,667.8	1,646.8
Accumulated other comprehensive loss	(347.2)	(472.0)
Retained earnings	5,477.5	3,261.8
Treasury stock at cost: 4.4 shares at April 30, 2021 and 4.3 shares at October 31, 2020	(640.9)	(617.3)
Total Cooper stockholders’ equity	6,162.6	3,824.6
Noncontrolling interests	0.2	0.2
Stockholders’ equity	6,162.8	3,824.8
Total liabilities and stockholders’ equity	$9,013.8	$6,737.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2019	49.1	$4.9	4.1	$0.4	$1,615.0	$(447.1)	$3,026.4	$(571.2)	$0.2	$3,628.6
Net income attributable to Cooper stockholders	—	—	—	—	—	—	90.5	—	—	90.5
Other comprehensive income, net of tax	—	—	—	—	—	16.7	—	—	—	16.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(13.2)	—	—	—	—	(13.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	9.7	—	—	—	—	9.7
Balance at January 31, 2020	49.2	$4.9	4.1	$0.4	$1,611.6	$(430.4)	$3,115.4	$(571.2)	$0.2	$3,730.9
Net income attributable to Cooper stockholders	—	—	—	—	—	—	11.5	—	—	11.5
Other comprehensive loss, net of tax	—	—	—	—	—	(82.4)	—	—	—	(82.4)
Issuance of common stock for stock plans, net	0.1	—	—	—	5.0	—	—	—	—	5.0
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.6	—	—	0.4	—	1.0
Share-based compensation expense	—	—	—	—	9.3	—	—	—	—	9.3
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(47.8)	—	(47.8)
Balance at April 30, 2020	49.1	$4.9	4.3	$0.4	$1,626.5	$(512.8)	$3,126.9	$(618.6)	$0.2	$3,627.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2020	49.1	$4.9	4.3	$0.4	$1,646.8	$(472.0)	$3,261.8	$(617.3)	$0.2	$3,824.8
Net income attributable to Cooper stockholders	—	—	—	—	—	—	2,101.1	—	—	2,101.1
Other comprehensive income, net of tax	—	—	—	—	—	90.7	—	—	—	90.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(11.0)	—	—	—	—	(11.0)
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.8	—	—	0.6	—	1.4
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	10.6	—	—	—	—	10.6
Treasury stock repurchase	(0.1)	—	0.1	—	—	—	—	(24.8)	—	(24.8)
ASU 2016-13 adoption	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Balance at January 31, 2021	49.1	$4.9	4.4	$0.4	$1,647.2	$(381.3)	$5,360.0	$(641.5)	$0.2	$5,989.9
Net income attributable to Cooper stockholders	—	—	—	—	—	—	117.5	—	—	117.5
Other comprehensive income, net of tax	—	—	—	—	—	34.1	—	—	—	34.1
Issuance of common stock for stock plans, net	0.1	0.1	—	—	9.7	—	—	—	—	9.8
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.9	—	—	0.6	—	1.5
Share-based compensation expense	—	—	—	—	10.0	—	—	—	—	10.0
Treasury stock repurchase	—	—	—	—	—	—	—	—	—	—
Balance at April 30, 2021	49.2	$5.0	4.4	$0.4	$1,667.8	$(347.2)	$5,477.5	$(640.9)	$0.2	$6,162.8

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions, unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$2,218.6	$102.0
Depreciation and amortization	153.0	139.4
Increase in operating capital	(61.4)	(119.8)
Deferred income taxes	(1,977.6)	(3.6)
Other non-cash items	7.7	37.5
Net cash provided by operating activities	340.3	155.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(105.8)	(158.3)
Acquisitions of businesses and assets, net of cash acquired, and other	(170.9)	(11.2)
Net cash used in investing activities	(276.7)	(169.5)
Cash flows from financing activities:
Proceeds from long-term debt	486.3	1862.0
Repayments of long-term debt	(545.6)	(1,781.3)
Net proceeds (repayments) from short-term debt	5.4	(10.0)
Net (payments) proceeds related to share-based compensation awards	(1.3)	(8.4)
Dividends on common stock	(1.5)	(1.5)
Repurchase of common stock	(24.8)	(47.8)
Issuance of common stock for employee stock purchase plan	2.5	0.9
Debt issuance costs	—	(5.5)
Net cash provided by (used in) financing activities	(79.0)	8.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5.0	(3.1)
Net increase in cash, cash equivalents and restricted cash	(10.4)	(8.7)
Cash, cash equivalents and restricted cash at beginning of period	116.8	89.5
Cash, cash equivalents and restricted cash at end of period	$106.4	$80.8
Reconciliation of cash flow information:
Cash and cash equivalents	$105.9	$79.8
Restricted cash included in other current assets	0.5	1.0
Total cash, cash equivalents and restricted cash	$106.4	$80.8

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
Estimates

The World Health Organization categorized the Coronavirus disease 2019 (COVID-19) as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners & retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. These factors have had, and in the future may have, an adverse effect on our sales, operating results and cash flows.
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
•the carrying value of goodwill and other long-lived assets
There was not a material impact to the above estimates in the Company’s Consolidated Condensed Financial Statements for the three and six months ended April 30, 2021. The Company continually monitors and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
changes to the estimates and material impacts to the Company’s Consolidated Condensed Financial Statements in future reporting periods.
Accounting Pronouncements Recently Adopted

In January 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company early adopted this guidance in the second quarter of fiscal 2021, and it did not have a material impact on our Consolidated Condensed Financial Statements.

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

Note 2. Acquisitions
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during the six months ended April 30, 2021 and fiscal 2020:

(In millions)	April 30, 2021	October 31, 2020
Technology	$163.5	$—
In-Process Research & Development (IPR&D)	20.0	—
Customer relationships	5.5	11.4
Trademarks	1.3	5.1
Other	0.4	3.9
Total identifiable intangible assets	$190.7	$20.4
Goodwill	49.7	15.3
Net tangible assets (liabilities)	(13.0)	(0.3)
Fair value of contingent consideration	(38.6)	—
Total closing purchase price	$188.8	$35.4
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
Fiscal Year 2021

On April 26, 2021, CooperVision completed the acquisition of a privately-held U.K. contact lens manufacturer focusing on specialty contact lenses. This acquisition expands CooperVision’s specialty eye care portfolio and accelerates its development of myopia management solutions in the U.K. The purchase price allocation is preliminary, and the Company is in the process of finalizing information and the corresponding impact on goodwill.

On March 1, 2021, CooperSurgical completed the acquisition of a privately-held medical device company that designed and developed an innovative obstetric product for use in urgent obstetrics to reduce risks associated with childbirth. The purchase price allocation is preliminary, and the Company is in the process of finalizing information and the corresponding impact on goodwill.

On February 1, 2021, CooperSurgical acquired all of the remaining equity interests of a privately-held medical device company that developed the Mara® Water Vapor Ablation System, which is used for endometrial ablation. The Company accounted for this acquisition as an asset acquisition, whereby the Company allocated the total cost of the acquisition to the net assets acquired on the basis of their estimated relative fair values on the acquisition date with no goodwill recognized. The primary asset acquired in this asset acquisition is Technology.

On January 19, 2021, CooperVision acquired all of the remaining equity interests of a privately-held medical device company that develops spectacle lenses for myopia management. The fair value remeasurement of our previous equity investment immediately before the acquisition resulted in a gain of $11.5 million, which was recorded in other income. The

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
terms of the acquisition include upfront cash consideration paid at closing of approximately $40.9 million attributable to the equity interests not held by the Company on the closing date. The transaction also includes potential payments of future consideration that are contingent upon the achievement of the regulatory approval milestone (the regulatory approval payment) and the acquired business reaching certain revenue thresholds over a specified period (the revenue payments). The undiscounted range of the contingent consideration is zero to $139.1 million payable to the other former equity interest owners. The purchase price allocation is preliminary, and the Company is in the process of finalizing information primarily related to taxes and the corresponding impact on goodwill.

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

As of April 30, 2021, no contingent consideration has been paid. The Company remeasured the fair value of the contingent consideration as of April 30, 2021 and determined the fair value of the contingent consideration has not changed since the acquisition date. Therefore, no fair value adjustment was recognized in the Consolidated Statements of Income and Comprehensive Income for the three months ended April 30, 2021.
On December 31, 2020, CooperSurgical completed the acquisition of a privately-held in vitro fertilization (IVF) cryo-storage software solutions company. The purchase price allocation is preliminary, and the Company is in the process of finalizing information and the corresponding impact on goodwill.
The pro forma results of operations of these acquisitions have not been presented because the effect of the business combinations described above was not material to the consolidated results of operations.
Fiscal Year 2020

On August 7, 2020, CooperVision completed the acquisition of a privately-held U.S. contact lens manufacturer focusing on ortho-k lenses. This acquisition expands CooperVision’s specialty eye care portfolio and its leadership in addressing the increasing severity and prevalence of myopia. The purchase price allocation is preliminary, and the Company is in the process of finalizing information and the corresponding impact on goodwill.

On December 13, 2019, CooperSurgical completed the acquisition of a privately-held distributor of IVF medical devices and systems.

The pro forma results of operations of these acquisitions have not been presented because the effect of the business combination described above was not material to the consolidated results of operations.

Contingent Consideration

Certain of the Company’s business combinations involve potential payments of future consideration that are contingent upon the achievement of regulatory milestones and/or the acquired business reaching certain revenue thresholds. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income.

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Beginning balance	$30.2	$—	$—	$—
Purchase price contingent consideration	0.6	—	30.8	—
Payments	—	—	—	—
Change in fair value	—	—	—	—
Ending balance	$30.8	$—	$30.8	$—

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 3. Inventories

(In millions)	April 30, 2021	October 31, 2020
Raw materials	$143.6	$151.0
Work-in-process	13.8	12.4
Finished goods	424.6	407.0
Total inventories	$582.0	$570.4
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2020	$1,779.3	$668.0	$2,447.3
Current period additions	31.1	18.6	49.7
Foreign currency translation adjustment	63.5	7.2	70.7
Balance at April 30, 2021	$1,873.9	$693.8	$2,567.7

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
Other Intangible Assets

	April 30, 2021		October 31, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Composite intangible asset	$1,061.9	$247.8	$1,061.9	$212.4	15
Technology	564.8	270.1	401.2	251.9	11
Customer relationships	378.3	229.7	367.0	216.2	13
Trademarks	155.9	43.3	153.4	37.7	14
License and distribution rights and other	32.2	19.9	31.8	18.2	10
	2,193.1	$810.8	2,015.3	$736.4	14
Less: accumulated amortization and translation	810.8		736.4
Intangible assets with definite lives, net	1,382.3		1,278.9
Intangible assets with indefinite lives, net (1)	30.1		10.1
Total other intangibles, net	$1,412.4		$1,289.0
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As of April 30, 2021, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2021	$76.7
2022	151.6
2023	149.3
2024	145.1
2025	134.6
Thereafter	725.0
Total remaining amortization for intangible assets with definite lives	$1,382.3
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

Note 5. Debt

(In millions)	April 30, 2021	October 31, 2020
Overdraft and other credit facilities	$62.7	$59.4
Term loan	350.0	350.0
Less: unamortized debt issuance cost	(0.1)	(0.1)
Short-term debt	$412.6	$409.3

Revolving credit	475.0	534.0
Term loans	850.0	850.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(0.3)	(0.3)
Long-term debt	1,324.9	1,383.9
Total debt	$1,737.5	$1,793.2

Term Loan Agreement on October 16, 2020

On October 16, 2020, the Company entered into a 364-day, $350.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on October 15, 2021. The funds were used to partially repay outstanding borrowings under the 2020 Revolving Credit Facility (as defined below). At April 30, 2021, the Company had $350.0 million outstanding under this agreement.

Amounts outstanding under this agreement will bear interest, at the Company’s option, at either the base rate, or the adjusted LIBO rate, plus, in each case, an applicable rate of 0.00% in respect of base rate loans and 0.80% in respect of adjusted LIBO rate loans. The interest rate was 0.92% at April 30, 2021.

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
At April 30, 2021, the Company had $850.0 million outstanding under the 2020 Term Loan Facility, $475.0 million outstanding under the 2020 Revolving Credit Facility and $813.6 million available under the 2020 Revolving Credit Facility, net of $1.4 million outstanding letters of credit. The interest rate on the 2020 Term Loan Facility was 1.12% at April 30, 2021. During the three and six months ended April 30, 2021, the Company expensed less than $0.1 million related to the debt issuance costs of the 2020 Term Loan Facility.
The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2020 Credit Agreement:
•Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.
•Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At April 30, 2021, the Company was in compliance with the Interest Coverage Ratio at 36.81 to 1.00 and the Total Leverage Ratio at 1.78 to 1.00 for the 2020 Credit Agreement. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 for more details.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The following is a summary of the maximum commitments and the net amounts available to us under credit facilities discussed above as of April 30, 2021:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$475.0	$1.4	$813.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2020 Term Loan	350.0	350.0	n/a	—	October 15, 2021
Total	$2,490.0	$1,675.0	$1.4	$813.6

Note 6. Income Taxes

The Company's effective tax rates for the three months ended April 30, 2021 and April 30, 2020 were 13.8% and (27.7)%, respectively. The increase was primarily due to changes in the geographical composition of pre-tax earnings. The Company's effective tax rate for the second quarter of fiscal 2021 was lower than the U.S. federal statutory tax rate primarily due to earnings in foreign jurisdictions with lower tax rates and excess tax benefits from share-based compensation.

The Company's effective tax rates for the six months ended April 30, 2021 and April 30, 2020 were (704.2)% and 4.2%, respectively. The decrease was primarily due to an intra-group transfer of intellectual property, as discussed below. The Company's effective tax rate for the six months ended April 30, 2021 was lower than the U.S. federal statutory tax rate primarily due to the intra-group transfer. The Company's effective tax rates for the six months ended April 30, 2021 and April 30, 2020 were otherwise lower than the U.S. federal statutory tax rate primarily due to earnings in foreign jurisdictions with lower tax rates and excess tax benefits from share-based compensation.

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

Note 7. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2021	2020	2021	2020
Net income	$117.5	$11.5	$2,218.6	$102.0
Basic:
Weighted average common shares	49.2	49.2	49.2	49.2
Basic earnings per share	$2.39	$0.23	$45.12	$2.07
Diluted:
Weighted average common shares	49.2	49.2	49.2	49.2
Effect of dilutive stock options	0.5	0.4	0.5	0.5
Diluted weighted average common shares	49.7	49.6	49.7	49.7
Diluted earnings per share	$2.36	$0.23	$44.65	$2.05

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2021	2020	2021	2020
Stock option shares excluded	108	210	108	207
Range of exercise prices	$345.74	$254.77 – $304.54	$345.74	$304.54
Restricted stock units excluded	—	1	8	1

Note 8. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2020. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Selling, general and administrative expense	$8.7	$8.3	$17.8	$17.0
Cost of sales	0.9	1.1	2.0	2.1
Research and development expense	0.6	0.6	1.2	1.2
Total share-based compensation expense	$10.2	$10.0	$21.0	$20.3
Related income tax benefit	$1.2	$1.1	$2.4	$2.5

Note 9. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2019	$(403.2)	$(43.9)	$—	$(447.1)
Gross change in value	0.9	(16.8)	(17.1)	(33.0)
Tax effect for the period	—	4.0	4.1	8.1
Balance at October 31, 2020	$(402.3)	$(56.7)	$(13.0)	$(472.0)
Gross change in value	105.3	—	25.9	131.2
Tax effect for the period	(0.2)	—	(6.2)	(6.4)
Balance at April 30, 2021	$(297.2)	$(56.7)	$6.7	$(347.2)
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
During the three months ended April 30, 2021, there were no share repurchases under the program. During the six months ended April 30, 2021, the Company repurchased 69.6 thousand shares of its common stock for $24.8 million, at an average purchase price of $356.61 per share.
At April 30, 2021, $334.8 million remained authorized for repurchase under the program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
During the six months ended April 30, 2020, the Company repurchased 160.8 thousand shares of its common stock for $47.8 million, at an average purchase price of $296.88 per share, all repurchased in the second quarter of fiscal 2020.
Dividends
The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2021, to stockholders of record on January 22, 2021. The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 10, 2020, to stockholders of record on January 23, 2020.

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
At April 30, 2021 and October 31, 2020, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of our revolving credit facility and term loans approximates fair value based on current market rates (Level 2). On April 6, 2020 the Company entered into six interest rate swap contracts which are used to hedge the Company’s exposure to changes in cash flows associated with its variable rate debt and are designated as derivatives in a cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts had maturities of seven years or less. As of April 30, 2021, two of the six interest rate swap contracts have matured and the outstanding contracts have a total notional amount of $1.1 billion.

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

The Company did not have any cross currency swaps or foreign currency forward contracts as of April 30, 2021 and October 31, 2020.
Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described in Note 2. Acquisitions which are considered a Level 3 measurement.

Note 11. Employee Benefits
The Company's Retirement Income Plan (the Plan), a defined benefit plan, covers substantially all full-time United States employees. The Company's contributions are designed to fund normal cost on a current basis and to fund the estimated prior service cost of benefit improvements. The unit credit actuarial cost method is used to determine the annual cost. The Company pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of equities and participation in equity and fixed income funds.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The Company's results of operations for the three and six months ended April 30, 2021 and 2020, reflect the following components of net periodic defined benefit costs:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Service cost	$4.3	$3.4	$8.6	$6.9
Interest cost	1.1	1.4	2.2	2.6
Expected return on plan assets	(3.1)	(2.7)	(6.2)	(5.4)
Recognized net actuarial loss	1.3	1.0	2.7	2.0
Net periodic defined benefit plan cost	$3.6	$3.1	$7.3	$6.1
The Company did not contribute to the Plan in the first half of fiscal 2021 and due to COVID-19 the Company is uncertain of the amount the Company will contribute during the remainder of the year. The Company did not contribute to the Plan in the first half of fiscal 2020. The expected rate of return on Plan assets for determining net periodic benefit plan cost is 8%.

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
The Company uses operating income, as presented in our financial reports, as the primary measure of segment profitability. The Company does not allocate costs from corporate functions to segment operating income. Items below operating income are not considered when measuring the profitability of a segment. The Company uses the same accounting policies to generate segment results as the Company does for our consolidated results.
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which the Company includes as corporate assets.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2021	2020	2021	2020
CooperVision net sales by category:
Toric lens	$172.8	$133.6	$335.1	$288.7
Multifocal lens	58.0	45.1	115.7	96.9
Single-use sphere lens	144.5	116.1	290.5	254.2
Non single-use sphere, other	147.3	107.4	288.3	247.6
Total CooperVision net sales	$522.6	$402.2	$1,029.6	$887.4
CooperSurgical net sales by category:
Office and surgical products	$112.6	$69.6	$216.1	$168.0
Fertility	84.3	53.1	154.3	115.7
CooperSurgical net sales	196.9	122.7	370.4	283.7
Total net sales	$719.5	$524.9	$1,400.0	$1,171.1
Operating income (loss):
CooperVision	$131.7	$67.7	$259.2	$190.6
CooperSurgical	23.1	(25.6)	40.6	(23.9)
Corporate	(11.6)	(13.5)	(23.2)	(27.0)
Total operating income	143.2	28.6	276.6	139.7
Interest expense	6.1	12.8	12.5	24.4
Other (income) expense, net	0.7	6.8	(11.8)	8.9
Income before income taxes	$136.4	$9.0	$275.9	$106.4

(In millions)	April 30, 2021	October 31, 2020
Total identifiable assets:
CooperVision	$6,442.2	$4,236.3
CooperSurgical	2,374.9	2,293.8
Corporate	196.7	207.4
Total	$9,013.8	$6,737.5

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2021	2020	2021	2020
Net sales to unaffiliated customers by country of domicile:
United States	$336.1	$222.5	$649.1	$516.0
Europe	230.0	178.7	450.8	392.1
Rest of world	153.4	123.7	300.1	263.0
Total	$719.5	$524.9	$1,400.0	$1,171.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	April 30, 2021	October 31, 2020
Net property, plant and equipment by country of domicile:
United States	$726.4	$721.3
Europe	374.8	363.0
Rest of world	208.8	197.6
Total	$1,310.0	$1,281.9

Note 14. Financial Derivatives and Hedging

As part of the Company’s overall risk management practices the Company enters into financial derivatives, interest rate swaps designated as cash flow hedges, to hedge the Company’s exposure to changes in cash flows associated with its variable rate debt.
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
As of October 31, 2020, the Company had five outstanding derivatives designated as hedging instruments. One of the contracts matured on April 1, 2021. As of April 30, 2021, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	4	$1,100
These contracts have remaining maturities of six years or less.

The pre-tax impact of gain on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $8.9 million ($6.7 million, net of tax) as of April 30, 2021.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Condensed Balance Sheets where the instruments are recorded:

Derivative Assets
(In millions)		April 30, 2021	October 31, 2020
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current assets	$—	$—
Interest rate swap contracts	Other non-current assets	9.5	—
		$9.5	$—

	Derivative Liabilities
(In millions)		April 30, 2021	October 31, 2020
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current liabilities	$0.1	$0.6
Interest rate swap contracts	Other non-current liabilities	0.5	16.5
		$0.6	$17.1
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income and Comprehensive Income:

Periods Ended April 30,		Three Months		Six Months
(In millions)		2021	2020	2021	2020
Derivatives designated as cash flow hedges	Location of Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$2.0	$—	$4.1	$—
The Company expects that $6.4 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of earnings over the next twelve months and the amount will vary depending on prevailing interest rates.

The following table details the changes in accumulated other comprehensive income:

(In millions)	Amount
Beginning balance gain / (loss) as of October 31, 2020	$(17.1)
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($16.6 million, net of tax)	21.9
Amount reclassified from other comprehensive income into earnings, gross ($3.1 million, net of tax)	4.1
Ending balance gain / (loss) as of April 30, 2021	$8.9

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the second quarter of fiscal 2021 ended April 30, 2021 and compare them with the same period of fiscal 2020. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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

COVID-19 Considerations

The World Health Organization categorized the Coronavirus disease 2019 (COVID-19) as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners and retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. These factors have had, and in the future may have, an adverse effect on our sales, operating results and cash flows.

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

Second Quarter Highlights
•Gross profit of $487.1 million, up 51% from $323.5 million in the prior year period
•Operating income of $143.2 million, up 401% from $28.6 million in the prior year period
•Diluted earnings per share of $2.36, up 922% from $0.23 per share in the prior year period
•Cash provided by operations of $192.6 million, compared to $25.8 million in the prior year period

Six Months Highlights
•Gross profit $937.8 million, up 25% from $750.0 million in the prior year period
•Operating income $276.6 million, up 98% from $139.7 million in the prior year period
•Diluted earnings per share of $44.65, up 2076% from $2.05 per share in the prior year period
•Cash provided by operations $340.3 million, compared to $155.5 million in the prior year period.
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
CooperVision acquired the following entities during the six months ended April 30, 2021:
•    A privately-held U.K. contact lens manufacturer on April 26, 2021
•    A privately-held medical device company on January 19, 2021

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
CooperSurgical acquired the following entities during the six months ended April 30, 2021:
•    A privately-held medical device company on March 1, 2021
•    A privately-held medical device company on February 1, 2021
•    A privately-held in vitro fertilization (IVF) cryo-storage software solutions company on December 31, 2020
CooperSurgical acquired the following entity during the six months ended April 30, 2020:
•A privately-held distributor of IVF medical devices and systems on December 13, 2019

Capital Resources - At April 30, 2021, we had $105.9 million in unrestricted cash, primarily held outside the United States, and $813.6 million available under our 2020 Credit Agreement. The $850.0 million term loan entered into on April 1, 2020, and the $350.0 million term loan entered into on October 16, 2020, remain outstanding as of April 30, 2021.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Selected Statistical Information – Percentage of Net Sales

	Three Months			Six Months
	Percentage of Net Sales		2021 vs 2020 % Change in Absolute Values	Percentage of Net Sales		2021 vs 2020 % Change in Absolute Values
Periods Ended April 30,	2021	2020		2021	2020
Net sales	100%	100%	37%	100%	100%	20%
Cost of sales	32%	38%	15%	33%	36%	10%
Gross profit	68%	62%	51%	67%	64%	25%
Selling, general and administrative expense	40%	45%	20%	39%	42%	10%
Research and development expense	3%	5%	(12)%	3%	4%	(8)%
Amortization of intangibles	5%	6%	10%	5%	6%	4%
Operating income	20%	5%	401%	20%	12%	98%
Net Sales Growth by Business Unit

Periods Ended April 30,	Three Months				Six Months
($ in millions)	2021	2020	Increase	2021 vs 2020 % Change	2021	2020	Increase	2021 vs 2020 % Change
CooperVision	$522.6	$402.2	$120.4	30%	$1,029.6	$887.4	$142.2	16%
CooperSurgical	196.9	122.7	74.2	60%	370.4	283.7	86.7	31%
Net sales	$719.5	$524.9	$194.6	37%	$1,400.0	$1,171.1	$228.9	20%
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
CooperVision Net Sales by Category

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended April 30,			2021 vs 2020 % Change
($ in millions)	2021	2020
Toric	$172.8	$133.6	29%
Multifocal	58.0	45.1	29%
Single-use spheres	144.5	116.1	24%
Non single-use sphere, other	147.3	107.4	37%
	$522.6	$402.2	30%

Six Months Ended April 30,			2021 vs 2020 % Change
($ in millions)	2021	2020
Toric	$335.1	$288.7	16%
Multifocal	115.7	96.9	19%
Single-use spheres	290.5	254.2	14%
Non single-use sphere, other	288.3	247.6	16%
	$1,029.6	$887.4	16%

In the three and six months ended April 30, 2021:
•Toric and multifocal lenses grew primarily through the success of Biofinity and MyDay.
•Single-use sphere lenses growth was primarily attributed to MyDay and clariti lenses.
•"Other" products primarily include lens care which represented approximately 2% of net sales in both the three and six months ended April 30, 2021 and 2020.
•Total silicone hydrogel products increased by 36% and 21% in the three and six months ended April 30, 2021, representing 77% of net sales, compared to 73% in the three and six months ended April 30, 2020.
•Foreign exchange rates positively impacted sales by approximately $21.5 million and $36.3 million in the three and six months ended April 30, 2021 and had a negative impact of $7.5 million and $9.7 million in the prior year periods. In the three and six months ended April 30, 2021, net sales increased by 25% and 12% in constant currency over the prior year periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•Sales growth was primarily driven by an increase in the volume of lenses sold across our core portfolio due to a recovery in demand from the impact of the COVID-19 pandemic. Average realized prices by product did not materially influence sales.
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

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2021	2020	2021 vs 2020 % Change	2021	2020	2021 vs 2020 % Change
Americas	$207.5	$149.6	39%	$407.9	$339.0	20%
EMEA	194.2	154.1	26%	383.0	341.1	12%
Asia Pacific	120.9	98.5	23%	238.7	207.3	15%
	$522.6	$402.2	30%	$1,029.6	$887.4	16%

CooperVision's growth in net sales across all regions was primarily attributable to market gains of silicone hydrogel contact lenses and favorable foreign currency impacts. Refer to CooperVision Net Sales by Category above for further discussion.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended April 30,			2021 vs 2020 % Change
($ in millions)	2021	2020
Office and surgical products	$112.6	$69.6	62%
Fertility	84.3	53.1	58%
	$196.9	$122.7	60%

Six Months Ended April 30,			2021 vs 2020 % Change
($ in millions)	2021	2020
Office and surgical products	$216.1	$168.0	29%
Fertility	154.3	115.7	33%
	$370.4	$283.7	31%

In the three and six months ended April 30, 2021:
•Office and surgical products increased compared to the prior year periods mainly due to an increase in PARAGARD® sales compared to the prior year periods. Further, there was an increase from other office and surgical products such as Uterine Manipulators, Retractors, Closure products, LEEP products and Point-of-Care products.
•Fertility net sales increased compared to the prior year periods mainly due to an increase in revenue from IVF consumables, equipment sales, preimplantation genetic testing and sales from our recent acquisition, Embryo Options.
•Foreign exchange rates positively impacted sales by approximately $3.0 million and $4.1 million in the three and six months ended April 30, 2021 and had a negative impact of $1.4 million and $2.1 million in the prior year periods. In the three and six months ended April 30, 2021, net sales increased by 58% and 29% in constant currency over the prior year periods.
•Sales growth was primarily driven by stronger demand for our products and services as a result of our customers continuing to reopen their health care facilities and medical offices.
•We expect to continue seeing downward pressure and volatility in certain markets related to net sales if the COVID-19 pandemic continues, as hospitals and healthcare centers continue to restrict access, and social distancing measures continue.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Gross Margin

Consolidated gross margins were 68% and 67% in the three and six months ended April 30, 2021, up from 62% and 64% in the prior year periods, primarily driven by product mix and favorable currency.

Selling, General and Administrative Expense (SGA)

Three Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$194.5	37%	$160.8	40%	21%
CooperSurgical	79.7	40%	62.9	51%	27%
Corporate	11.6	—	13.5	—	(14)%
	$285.8	40%	$237.2	45%	20%

Six Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$373.6	36%	$333.2	38%	12%
CooperSurgical	150.3	41%	135.3	48%	11%
Corporate	23.1	—	27.0	—	(14)%
	$547.0	39%	$495.5	42%	10%

CooperVision's SGA increased in the three and six months ended April 30, 2021 compared to fiscal 2020 primarily due to increases in distribution costs, general and administrative costs and advertising and marketing activities primarily related to myopia management, partially offset by lower travel expenses due to the COVID-19 pandemic. CooperVision's SGA in the three and six months ended April 30, 2021 included $1.1 million and $3.0 million of costs primarily related to acquisition and integration activities. CooperVision's SGA in the three and six months ended April 30, 2020 included $0.8 million and $1.4 million of costs primarily related to integration activities.
CooperSurgical's SGA increased in the three and six months ended April 30, 2021 compared to fiscal 2020 primarily due to increases in selling expenses, partially offset by lower advertising and marketing costs and travel expenses due to the COVID-19 pandemic. CooperSurgical's SGA in the three and six months ended April 30, 2021 included $4.9 million and $6.7 million of acquisition and integration expenses and legal settlement. CooperSurgical's SGA in the three and six months ended April 30, 2020 included $4.4 million and $10.5 million of integration expenses and European Medical Devices Regulation costs.
Corporate SGA decreased in the three and six months ended April 30, 2021 compared to fiscal 2020 primarily due to savings from lower travel expenses due to the COVID-19 pandemic and timing of corporate projects.
Research and Development Expense (R&D)

Three Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	13.8	3%	12.8	3%	8%
CooperSurgical	7.2	4%	11.0	9%	(35)%
	21.0	3%	23.8	5%	(12)%

Six Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	27.9	3%	25.9	3%	8%
CooperSurgical	14.5	4%	20.1	7%	(28)%
	42.4	3%	46.0	4%	(8)%
In the three and six months ended April 30, 2021:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•CooperVision's R&D expense increased in the three and six months ended April 30, 2021 compared to fiscal 2020, mainly due to MiSight and timing of R&D projects. As a percentage of sales, CooperVision's R&D expense remained relatively flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
•CooperSurgical's R&D expense decreased in the three and six months ended April 30, 2021 compared to fiscal 2020, mainly due to timing of R&D projects and changes in headcount. CooperSurgical has not paused research programs during the COVID-19 pandemic and has maintained its spend on innovations and increased its spend on key regulatory investment areas to support our long-term objectives. As a percentage of sales, CooperSurgical's R&D expense decreased, primarily due to an increase in net sales. CooperSurgical's R&D activities are focused on upgrading existing and developing new products ranging from diagnostics, surgical devices to fertility instruments and solutions.
Amortization Expense

Three Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$9.4	2%	$7.8	2%	22%
CooperSurgical	27.7	14%	26.1	21%	6%
	$37.1	5%	$33.9	6%	10%

Six Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$17.9	2%	$16.4	2%	9%
CooperSurgical	53.9	15%	52.4	18%	3%
	$71.8	5%	$68.8	6%	4%
CooperVision's and CooperSurgical's amortization expense remained relatively flat in the three and six months ended April 30, 2021 compared to fiscal 2020. As a percentage of sales, CooperSurgical's amortization expense decreased, primarily due to an increase in net sales.
Operating Income

Three Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$131.7	25%	$67.7	17%	95%
CooperSurgical	23.1	12%	(25.6)	(21)%	190%
Corporate	(11.6)	—	(13.5)	—	14%
	$143.2	20%	$28.6	5%	401%

Six Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$259.2	25%	$190.6	21%	36%
CooperSurgical	40.6	11%	(23.9)	(8)%	270%
Corporate	(23.2)	—	(27.0)	—	14%
	$276.6	20%	$139.7	12%	98%

CooperVision's operating income increased as a percentage of net sales and in absolute dollars in the three and six months ended April 30, 2021 compared to the prior year periods, primarily due to an increase in net sales.

CooperSurgical's operating income increased as a percentage of net sales and in absolute dollars in the three and six months ended April 30, 2021 compared to the prior year periods, primarily due to an increase in net sales and a decrease in R&D expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Corporate operating loss decreased in the three and six months ended April 30, 2021 compared to the prior year periods, primarily due to lower professional fees and travel expenses as a result of the COVID-19 pandemic.

On a consolidated basis, operating income increased as a percentage of net sales and in absolute dollars primarily due to the increase in consolidated net sales.
Interest Expense

Three Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
Interest expense	$6.1	1%	$12.8	2%	(52)%

Six Months Ended April 30,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
Interest expense	$12.5	1%	$24.4	2%	(49)%
Interest expense decreased as a percentage of net sales and in absolute dollars during the three and six months ended April 30, 2021 primarily due to lower interest rates and lower average debt balances compared to the prior year periods.
Other (Income) Expense, Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2021	2020	2021	2020
Investment gain	$—	$—	$(11.5)	—
Foreign exchange (gain) loss	1.3	2.4	1.2	$3.8
Other (income) expense, net	(0.6)	4.4	(1.5)	5.1
	$0.7	$6.8	$(11.8)	$8.9
On January 19, 2021, CooperVision acquired all of the remaining equity interests of a privately-held medical device company that develops spectacle lenses for myopia management. The fair value remeasurement of our previous equity investment immediately before the acquisition resulted in a gain of $11.5 million recognized in the first quarter of fiscal 2021.
Foreign exchange (gain) loss primarily resulted from the revaluation and settlement of foreign currency-denominated balances.
Other income increased in the three and six months ended April 30, 2021, primarily due to an increase in defined benefit plan related income and gains on minority investments during the periods.
Provision for Income Taxes

Our effective tax rates for the three months ended April 30, 2021 and April 30, 2020 were 13.8% and (27.7)%, respectively. The increase was primarily due to changes in the geographical composition of pre-tax earnings. Our effective tax rate for the second quarter of fiscal 2021 was lower than the U.S. federal statutory tax rate primarily due to earnings in foreign jurisdictions with lower tax rates and excess tax benefits from share-based compensation.

Our effective tax rates for the six months ended April 30, 2021 and April 30, 2020 were (704.2)% and 4.2%, respectively. The decrease was primarily due to an intra-group transfer of intellectual property, as discussed below. Our effective tax rate for the six months ended April 30, 2021 was lower than the U.S. federal statutory tax rate primarily due to the intra-group transfer. Our effective tax rates for the six months ended April 30, 2021 and April 30, 2020 were otherwise lower than the U.S. federal statutory tax rate primarily due to earnings in foreign jurisdictions with lower tax rates and excess tax benefits from share-based compensation.

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
Share-Based Compensation Plans
We have several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2021	2020	2021	2020
Selling, general and administrative expense	$8.7	$8.3	$17.8	$17.0
Cost of sales	0.9	1.1	2.0	2.1
Research and development expense	0.6	0.6	1.2	1.2
Total share-based compensation expense	$10.2	$10.0	$21.0	$20.3
Related income tax benefit	$1.2	$1.1	$2.4	$2.5

Capital Resources and Liquidity
Second Quarter Highlights
•Operating cash flow of $192.6 million compared to $25.8 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $49.9 million compared to $89.3 million in the prior year period
•Cash payments for acquisitions and others of $91.1 million compared to $1.8 million in the prior year period
•Cash provided by operations of $192.6 million offset by capital expenditures of $49.9 million resulted in positive free cash flow of $142.7 million, up $206.2 million compared to the prior year period
Six-Month Highlights
•Operating cash flow of $340.3 million compared to $155.5 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $105.8 million compared to $158.3 million in the prior year period
•Cash payments for acquisitions and others of $170.9 million compared to $11.2 million in the prior year period
•Cash provided by operations of $340.3 million offset by capital expenditures of $105.8 million resulted in positive free cash flow of $234.5 million, up $237.3 million compared to the prior year period
Comparative Statistics

($ in millions)	April 30, 2021	October 31, 2020
Cash and cash equivalents	$105.9	$115.9
Total assets	$9,013.8	$6,737.5
Working capital	$329.9	$269.8
Total debt	$1,737.5	$1,793.2
Stockholders' equity	$6,162.8	$3,824.8
Ratio of debt to equity	0.28:1	0.47:1
Debt as a percentage of total capitalization	22%	32%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Working Capital
The increase in working capital at April 30, 2021 from the end of fiscal 2020 was primarily due to:
•increase in trade accounts receivable of $54.7 million primarily due to higher sales and timing of collections;
•increase in inventories of $11.6 million primarily due to higher sales and the build up of inventory for future product launches;
•decrease in accounts payable of $34.4 million due to timing of payments, partially offset by:
•increase in other current liabilities of $10.5 million;
•decrease in cash and cash equivalents of $10.0 million;
•increase in employee compensation and benefits of $8.0 million;
•decrease in prepaid expense and other current assets of $7.9 million; and
•increase in short-term debt of $3.3 million.

At April 30, 2021, our inventory months on hand was 7.5 compared to 6.6 at October 31, 2020. The $11.6 million increase in inventories was primarily due to higher sales and the build up of inventory for future product launches.
Our days sales outstanding (DSO) were relatively consistent at 59 days at April 30, 2021, compared to 60 days at October 31, 2020.
Operating Cash Flow
Cash provided by operating activities increased by $184.8 million from $155.5 million in the first half of fiscal 2020 to $340.3 million in the first half of fiscal 2021. This increase in cash flow provided by operating activities primarily consists of:
•increase in net income of $2,116.6 million from a net income of $102.0 million in the first half of fiscal 2020 to $2,218.6 million in the first half of fiscal 2021;
•increase of $13.6 million in net changes in depreciation and amortization, from $139.4 million during the first half of fiscal 2020 to $153.0 million during the first half of fiscal 2021;
•increase of $58.4 million in net cash flow from changes in operating capital, from $119.8 million outflow in the first half of fiscal 2020 to $61.4 million outflow in the first half of fiscal 2021, partially offset by:
•decrease of $1,974.0 million in the net changes in deferred income taxes. Refer to Note 6. Income Taxes for further information; and

•decrease from other non-cash items of $29.8 million, from $37.5 million during the first half of fiscal 2020 to $7.7 million during the first half of fiscal 2021.
The increase in net income of $2,116.6 million was primarily due to:
•recognized income tax benefit of $1,987.9 million. Refer to Note 6. Income Taxes for further information;
•increase of $136.9 million in operating income from $139.7 in the first half of fiscal 2020 to $276.6 million in the first half of fiscal 2021 primarily due to the increase in consolidated net sales and decrease in certain costs; and
•an investment gain of $11.5 million. Refer to Note 2. Acquisitions for further information.
•interest expense decrease of $11.9 primarily due to lower interest rates and lower average debt balances compared to the prior year period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The $58.4 million increase in the net cash flow from changes in operating capital compared to the prior year period is primarily due to:
•$80.6 million increase in the net changes in accrued liabilities and other primarily due to impact from adoption of ASC 842, Leases in prior year period and higher customer rebate accruals in current period as a result of higher sales;
•$52.4 million increase in the net changes in inventories due to lower sales in prior year period;
•$28.5 million increase in the net changes in income tax payable, partially offset by:
•$97.2 million decrease in the net changes in trade and other receivables primarily due to timing of collections and higher sales.

The $29.8 million decrease in non-cash items compared to the prior year period is primarily due to:
•an investment gain of $11.5 million. Refer to Note 2. Acquisitions for further information;
•$9.2 million decrease in the net changes in other long-term assets, and
•$8.1 million decrease from effect of exchange rate change on cash.
Investing Cash Flow

Cash used in investing activities increased by $107.2 million to $276.7 million in the first half of fiscal 2021 from $169.5 million in the first half of fiscal 2020 due to:

•$161.6 million increase in payments made for acquisitions in the first half of fiscal 2021 compared to the prior year period, partially offset by;

•$52.5 million decrease in capital expenditures.
Financing Cash Flow
Cash flows from financing activities decreased by $87.4 million to $79.0 million cash outflow in the first half of fiscal 2021 compared to $8.4 million inflow in the first half of fiscal 2020, primarily due to:
•$1,375.7 million decrease in proceeds from long-term debt, primarily due to funds received from the 2020 Credit Agreement, partially offset by;
•$1,235.7 million decrease in repayments of long-term debt, primarily due to repayments of funds from the 2020 Credit Agreement in first half of fiscal 2021 compared to repayment of funds from the 2016 Credit Agreement in the prior year period;
•$23.0 million decrease in repurchase of common stock compared to prior year period;
•$15.4 million decrease in net repayments from short-term debt, primarily due to movements in short term loans.
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

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of April 30, 2021:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$475.0	$1.4	$813.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2020 Term Loan	350.0	350.0	n/a	—	October 15, 2021
Total	$2,490.0	$1,675.0	$1.4	$813.6

The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio. As defined, in the 2020 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At April 30, 2021, we were in compliance with the Interest Coverage Ratio at 36.81 to 1.00 and the Total Leverage Ratio at 1.78 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
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
At April 30, 2021, $334.8 million remained authorized for repurchase under the program.
The Company's share repurchases during the six months ended April 30, 2021 and 2020, were as follows:

	Six Months
Periods Ended April 30,	2021	2020
Number of shares	69,622	160,850
Average repurchase price per share	$356.61	$296.88
Total costs of shares repurchased (in millions)	$24.8	$47.8
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
Trademarks
ActivControl®, Aquaform®, Avaira Vitality®, Biofinity®, Biofinity Energys®, MyDay® and MiSight® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. INSORB®, PARAGARD® and Mara® are registered trademarks of CooperSurgical, Inc.

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
On April 6, 2020, we entered into six interest rate swap contracts to hedge our exposure to changes in cash flows associated with our variable rate debt. The interest rate swap contracts became effective on April 6, 2020 and had maturities of seven years or less. As of April 30, 2021, the outstanding contracts have a total notional amount of $1.1 billion.
We did not have any cross currency swaps or foreign currency forward contracts as of April 30, 2021.
On April 1, 2020, we entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among us, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The 2020 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to repay an outstanding term loan, and for general corporate purposes. At April 30, 2021, the Company had $813.6 million available under the 2020 Revolving Credit Facility and $850.0 million outstanding under the 2020 Term Loan Facility.
On October 16, 2020, we entered into a 364-day, $350.0 million, term loan agreement by and among us, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on October 15, 2021. We used the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility. At April 30, 2021, the Company had $350.0 million outstanding under this agreement.
If interest rates were to increase or decrease by 1% or 100 basis points, quarterly interest expense would increase or decrease by approximately $1.3 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the second quarter of fiscal 2021.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our second quarter of fiscal 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

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

There was no share repurchase activity during the three-month period ended April 30, 2021.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

During the second quarter of fiscal 2021, there were no share repurchases under the program. During the first quarter of 2021, we repurchased 69.6 thousand shares of the Company’s common stock for $24.8 million, at an average purchase price of $356.61 per share. At April 30, 2021, $334.8 million remained authorized for repurchase under the program.

During the second quarter of fiscal 2020, we repurchased 160.8 thousand shares of the Company's common stock for $47.8 million, at an average purchase price of $296.88 per share. There was no share repurchase activity during the first quarter of fiscal 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months period ended April 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 4, 2021	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: June 4, 2021	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)