Form 10-Q
period 2021-07-31
COOPER COMPANIES, INC.
filed 2021-09-03
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On August 27, 2021, 49,304,090 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Periods Ended July 31,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2021	2020	2021	2020
Net sales	$763.4	$578.2	$2,163.4	$1,749.3
Cost of sales	247.3	217.4	709.5	638.5
Gross profit	516.1	360.8	1,453.9	1,110.8
Selling, general and administrative expense	352.5	232.8	899.6	728.3
Research and development expense	24.8	21.8	67.0	67.8
Amortization of intangibles	38.2	34.2	110.0	103.0
Operating income	100.6	72.0	377.3	211.7
Interest expense	5.6	5.7	18.1	30.1
Other expense (income), net	1.0	(0.1)	(10.7)	8.8
Income before income taxes	94.0	66.4	369.9	172.8
Provision for income taxes (Note 6)	(521.8)	11.2	(2,464.5)	15.6
Net income	$615.8	$55.2	$2,834.4	$157.2
Earnings per share (Note 7):
Basic	$12.50	$1.13	$57.61	$3.20
Diluted	$12.37	$1.12	$57.01	$3.17
Number of shares used to compute earnings per share:
Basic	49.3	49.1	49.2	49.1
Diluted	49.8	49.5	49.7	49.6
Other comprehensive (loss) income, net of tax:
Cash flow hedges	$(8.9)	$(4.6)	$10.8	$(18.1)
Foreign currency translation adjustment	(3.7)	72.7	101.4	20.5
Comprehensive income	$603.2	$123.3	$2,946.6	$159.6

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	July 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$112.2	$115.9
Trade accounts receivable, net of allowance for credit losses of $9.1 at July 31, 2021 and $10.2 at October 31, 2020	535.1	435.4
Inventories (Note 3)	587.9	570.4
Prepaid expense and other current assets	151.3	152.5
Assets held-for-sale (Note 2)	88.1	—
Total current assets	1,474.6	1,274.2
Property, plant and equipment, at cost	2,618.1	2,474.8
Less: accumulated depreciation and amortization	1,303.8	1,192.9
	1,314.3	1,281.9
Operating lease right-of-use assets	256.3	260.2
Goodwill (Note 4)	2,585.2	2,447.3
Other intangibles, net (Note 4)	1,308.1	1,289.0
Deferred tax assets (Note 6)	2,554.9	80.1
Other assets	117.2	104.8
Total assets	$9,610.6	$6,737.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$440.1	$409.3
Accounts payable	153.0	176.0
Employee compensation and benefits	155.6	119.0
Operating lease liabilities	29.7	33.3
Other current liabilities	283.2	266.8
Liabilities held-for-sale (Note 2)	1.6	—
Total current liabilities	1,063.2	1,004.4
Long-term debt (Note 5)	1,179.9	1,383.9
Deferred tax liabilities (Note 6)	28.8	25.8
Long-term tax payable (Note 6)	139.6	162.0
Operating lease liabilities	236.7	236.8
Accrued pension liability and other	177.0	99.8
Total liabilities	$2,825.2	$2,912.7
Contingencies (Note 12)
Stockholders’ equity (Note 9):
Preferred stock, 10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, 10 cents par value, 120.0 shares authorized, 53.6 issued and 49.2 outstanding at July 31, 2021 and 53.4 issued and 49.1 outstanding at October 31, 2020	5.4	5.3
Additional paid-in capital	1,688.1	1,646.8
Accumulated other comprehensive loss	(359.8)	(472.0)
Retained earnings	6,091.8	3,261.8
Treasury stock at cost: 4.4 shares at July 31, 2021 and 4.3 shares at October 31, 2020	(640.3)	(617.3)
Total Cooper stockholders’ equity	6,785.2	3,824.6
Noncontrolling interests	0.2	0.2
Stockholders’ equity	6,785.4	3,824.8
Total liabilities and stockholders’ equity	$9,610.6	$6,737.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2019	49.1	$4.9	4.1	$0.4	$1,615.0	$(447.1)	$3,026.4	$(571.2)	$0.2	$3,628.6
Net income	—	—	—	—	—	—	90.5	—	—	90.5
Other comprehensive income, net of tax	—	—	—	—	—	16.7	—	—	—	16.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(13.2)	—	—	—	—	(13.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	9.7	—	—	—	—	9.7
Balance at January 31, 2020	49.2	$4.9	4.1	$0.4	$1,611.6	$(430.4)	$3,115.4	$(571.2)	$0.2	$3,730.9
Net income	—	—	—	—	—	—	11.5	—	—	11.5
Other comprehensive loss, net of tax	—	—	—	—	—	(82.4)	—	—	—	(82.4)
Issuance of common stock for stock plans, net	0.1	—	—	—	5.0	—	—	—	—	5.0
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.6	—	—	0.4	—	1.0
Share-based compensation expense	—	—	—	—	9.3	—	—	—	—	9.3
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(47.8)	—	(47.8)
Balance at April 30, 2020	49.1	$4.9	4.3	$0.4	$1,626.5	$(512.8)	$3,126.9	$(618.6)	$0.2	$3,627.5
Net income	—	—	—	—	—	—	55.2	—	—	55.2
Other comprehensive income, net of tax	—	—	—	—	—	68.1	—	—	—	68.1
Issuance of common stock for stock plans, net	—	—	—	—	0.4	—	—	—	—	0.4
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.4	—	—	0.6	—	1.0
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	9.7	—	—	—	—	9.7
Balance at July 31, 2020	49.1	$4.9	4.3	$0.4	$1,637.0	$(444.7)	$3,180.6	$(618.0)	$0.2	$3,760.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2020	49.1	$4.9	4.3	$0.4	$1,646.8	$(472.0)	$3,261.8	$(617.3)	$0.2	$3,824.8
Net income	—	—	—	—	—	—	2,101.1	—	—	2,101.1
Other comprehensive income, net of tax	—	—	—	—	—	90.7	—	—	—	90.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(11.0)	—	—	—	—	(11.0)
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.8	—	—	0.6	—	1.4
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	10.6	—	—	—	—	10.6
Treasury stock repurchase	(0.1)	—	0.1	—	—	—	—	(24.8)	—	(24.8)
ASU 2016-13 adoption	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Balance at January 31, 2021	49.1	$4.9	4.4	$0.4	$1,647.2	$(381.3)	$5,360.0	$(641.5)	$0.2	$5,989.9
Net income	—	—	—	—	—	—	117.5	—	—	117.5
Other comprehensive income, net of tax	—	—	—	—	—	34.1	—	—	—	34.1
Issuance of common stock for stock plans, net	0.1	0.1	—	—	9.7	—	—	—	—	9.8
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.9	—	—	0.6	—	1.5
Share-based compensation expense	—	—	—	—	10.0	—	—	—	—	10.0
Balance at April 30, 2021	49.2	$5.0	4.4	$0.4	$1,667.8	$(347.2)	$5,477.5	$(640.9)	$0.2	$6,162.8
Net income	—	—	—	—	—	—	615.8	—	—	615.8
Other comprehensive loss, net of tax	—	—	—	—	—	(12.6)	—	—	—	(12.6)
Issuance of common stock for stock plans, net	—	—	—	—	7.3	—	—	—	—	7.3
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.2	—	—	0.6	—	1.8
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	11.8	—	—	—	—	11.8
Balance at July 31, 2021	49.2	$5.0	4.4	$0.4	$1,688.1	$(359.8)	$6,091.8	$(640.3)	$0.2	$6,785.4

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In millions, unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$2,834.4	$157.2
Depreciation and amortization	231.9	210.0
Change in fair value of contingent consideration	56.8	—
Increase in operating capital	(81.6)	(155.9)
Deferred income taxes	(2,489.5)	(3.7)
Other non-cash items	12.1	60.7
Net cash provided by operating activities	564.1	268.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(149.4)	(203.4)
Acquisitions of businesses and assets, net of cash acquired, and other	(234.9)	(17.9)
Net cash used in investing activities	(384.3)	(221.3)
Cash flows from financing activities:
Proceeds from long-term debt	815.0	2086.4
Repayments of long-term debt	(1,019.4)	(2,022.8)
Net proceeds (repayments) from short-term debt	33.0	(13.0)
Net proceeds (payments) related to share-based compensation awards	6.0	(7.8)
Dividends on common stock	(1.5)	(1.5)
Repurchase of common stock	(24.8)	(47.8)
Issuance of common stock for employee stock purchase plan	4.1	1.8
Debt issuance costs	—	(5.5)
Net cash used in financing activities	(187.6)	(10.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.0	2.0
Net (decrease) increase in cash, cash equivalents, restricted cash and cash held for sale	(3.8)	38.8
Cash, cash equivalents and restricted cash at beginning of period	116.8	89.5
Cash, cash equivalents, restricted cash and cash held for sale at end of period	$113.0	$128.3
Reconciliation of cash flow information:
Cash and cash equivalents	$112.2	$127.4
Restricted cash included in other current assets	0.6	0.9
Cash held for sale	0.2	—
Total cash, cash equivalents, restricted cash and cash held for sale at end of period	$113.0	$128.3

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

The preparation of Consolidated Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions reasonably available to the Company and the uncertain future impacts of the COVID-19 pandemic and related economic disruptions. The extent to which the COVID-19 pandemic and related economic disruptions impact our business and financial results will depend on future developments including, but not limited to, the continued spread, duration and severity of the COVID-19 pandemic; the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks, including the emergence and spread of variants of the COVID-19 virus; the actions taken by the U.S. and foreign governments to contain the COVID-19 pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; the impact of the developments described above on our customers and suppliers; and how quickly and to what extent normal economic and operating conditions can resume. The accounting matters assessed included, but were not limited to:
•allowance for doubtful accounts and credit losses
•the carrying value of inventory
•the carrying value of goodwill and other long-lived assets
There was not a material impact to the above estimates in the Company’s Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2021. The Company continually monitors and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
changes to the estimates and material impacts to the Company’s Consolidated Condensed Financial Statements in future reporting periods.
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

Note 2. Acquisitions and Assets Held for Sale
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during the nine months ended July 31, 2021 and fiscal 2020:

(In millions)	July 31, 2021	October 31, 2020
Technology	$178.6	$—
In-Process Research & Development (IPR&D)	20.0	—
Customer relationships	7.5	11.4
Trademarks	1.3	5.1
Other	0.6	3.9
Total identifiable intangible assets	$208.0	$20.4
Goodwill	93.0	15.3
Net tangible liabilities	(12.3)	(0.3)
Fair value of contingent consideration	(39.1)	—
Total closing purchase price	$249.6	$35.4
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
Fiscal Year 2021

On May 3, 2021, CooperSurgical completed the acquisition of a privately-held medical device company that develops single-use illuminating medical devices. The purchase price allocation is preliminary, and the Company is in the process of finalizing information primarily related to valuation and the corresponding impact on goodwill.

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

On March 1, 2021, CooperSurgical completed the acquisition of a privately-held medical device company that designed and developed an innovative obstetric product for use in urgent obstetrics to reduce risks associated with childbirth. The purchase price allocation is preliminary, and the Company is in the process of finalizing information primarily related to valuation and taxes and the corresponding impact on goodwill.

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

As of July 31, 2021, no contingent consideration has been paid. The Company remeasured the fair value of the contingent consideration as of July 31, 2021, which resulted in a $56.8 million increase in fair value that was recognized in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income. The increase in fair value of the contingent consideration was primarily driven by an increase in the revenue projections, which increased the estimated fair value of the revenue payments.
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

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Beginning balance	$30.8	$—	$—	$—
Purchase price contingent consideration	0.5	—	31.3	—
Payments	—	—	—	—
Change in fair value	56.8	—	56.8	—
Ending balance	$88.1	$—	$88.1	$—

Assets Held for Sale

On February 2, 2021, CooperVision entered into a stock purchase agreement to sell 50% of the equity interest in a wholly-owned subsidiary that was acquired by CooperVision on January 19, 2021. The closing of this transaction is subject to certain closing conditions including required regulatory approvals. The Company intends to operate the previously wholly-owned subsidiary as a joint venture with the purchaser of the 50% interest once the transaction is closed.

The Company concluded the substantive terms of the joint venture during the third quarter of fiscal 2021, and as of July 31, 2021, the assets and liabilities of this disposal group were reclassified as held for sale. Pursuant to ASC 360, assets held for sale were measured at the lower of their carrying amounts or fair value less cost to sell. Based on the Company's assessment, no impairment was recorded in the three months ended July 31, 2021. The Company has determined that this disposal did not qualify as a discontinued operation as the sale was deemed to not be a strategic shift that has or will have a major effect on the Company's operations and financial results.

Included in the Company's Consolidated Condensed Balance Sheet as of July 31,2021 are the following carrying amounts of the assets and liabilities held for sale:

(In millions)	July 31, 2021
ASSETS
Cash	$0.2
Goodwill	25.0
Other intangibles, net	83.6
Deferred tax assets	(22.2)
Other assets	1.5
Total assets held-for-sale	$88.1
LIABILITIES
Total liabilities held-for-sale	$1.6

Note 3. Inventories

(In millions)	July 31, 2021	October 31, 2020
Raw materials	$140.6	$151.0
Work-in-process	13.0	12.4
Finished goods	434.3	407.0
Total inventories	$587.9	$570.4
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2020	$1,779.3	$668.0	$2,447.3
Current period additions	31.9	61.1	93.0
Amount reclassified to assets held for sale (Note 2)	(25.0)	—	(25.0)
Foreign currency translation adjustment	64.8	5.1	69.9
Balance at July 31, 2021	$1,851.0	$734.2	$2,585.2

The Company evaluates goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill, evaluates and tests goodwill balances for impairment in accordance with related accounting standards.

The Company performed an annual impairment assessment in the third quarter of fiscal 2021 and 2020, and its analysis indicated that there was no impairment of goodwill in its reporting units. Qualitative factors considered in the assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on the Company's qualitative assessment, if the Company determines that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of the reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value of the reporting unit. A reporting unit is the level of reporting at which goodwill is tested for impairment. The Company has three reporting units: CooperVision, and within the CooperSurgical segment, Office/Surgical and Fertility, reflecting the current way the Company manages its business.

Goodwill impairment analysis and measurement is a process that requires significant judgment. If the Company's common stock price trades below book value per share, there are changes in market conditions or a future downturn in its business, or a future goodwill impairment test indicates an impairment of our goodwill, the Company may have to recognize a non-cash impairment of goodwill that could be material and could adversely affect the Company's results of operations in the period recognized and also adversely affect its total assets and stockholders' equity.

Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, the Company considered the impact that the COVID-19 pandemic may have on its near and long-term forecasts and determined that it was not more likely than not that the fair value of reporting units or relevant asset groups was below carrying amounts, and therefore the Company determined that there was no impairment to either its goodwill, definite-lived or indefinite-lived intangible assets at July 31, 2021.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Intangible Assets

	July 31, 2021		October 31, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Composite intangible asset	$1,061.9	$265.5	$1,061.9	$212.4	15
Technology	513.3	278.9	401.2	251.9	10
Customer relationships	379.3	234.9	367.0	216.2	13
Trademarks	156.8	46.4	153.4	37.7	14
License and distribution rights and other	33.1	20.7	31.8	18.2	10
	2,144.4	$846.4	2,015.3	$736.4	14
Less: accumulated amortization and translation	846.4		736.4
Intangible assets with definite lives, net	1,298.0		1,278.9
Intangible assets with indefinite lives, net (1)	10.1		10.1
Total other intangibles, net	$1,308.1		$1,289.0
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of July 31, 2021, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2021	$37.0
2022	149.3
2023	147.0
2024	142.8
2025	132.3
Thereafter	689.6
Total remaining amortization for intangible assets with definite lives	$1,298.0
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

If the carrying value of a definite-lived or indefinite-lived intangible asset is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The Company performed an annual impairment assessment in the third quarter of fiscal 2021 and 2020 and did not recognize any intangible asset impairment charges.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5. Debt

(In millions)	July 31, 2021	October 31, 2020
Overdraft and other credit facilities	$90.2	$59.4
Term loan	350.0	350.0
Less: unamortized debt issuance cost	(0.1)	(0.1)
Short-term debt	$440.1	$409.3

Revolving credit	330.0	534.0
Term loans	850.0	850.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(0.3)	(0.3)
Long-term debt	1,179.9	1,383.9
Total debt	$1,620.0	$1,793.2

Term Loan Agreement on October 16, 2020

On October 16, 2020, the Company entered into a 364-day, $350.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on October 15, 2021. The funds were used to partially repay outstanding borrowings under the 2020 Revolving Credit Facility (as defined below). At July 31, 2021, the Company had $350.0 million outstanding under this agreement.

Amounts outstanding under this agreement will bear interest, at the Company’s option, at either the base rate, or the adjusted LIBO rate, plus, in each case, an applicable rate of 0.00% in respect of base rate loans and 0.80% in respect of adjusted LIBO rate loans. The interest rate was 0.90% at July 31, 2021.

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
At July 31, 2021, the Company had $850.0 million outstanding under the 2020 Term Loan Facility, $330.0 million outstanding under the 2020 Revolving Credit Facility and $958.6 million available under the 2020 Revolving Credit Facility, net of $1.4 million outstanding letters of credit. The interest rate on the 2020 Term Loan Facility was 0.98% at July 31, 2021. During the three and nine months ended July 31, 2021, the Company expensed less than $0.1 million related to the debt issuance costs of the 2020 Term Loan Facility.
The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2020 Credit Agreement:
•Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.
•Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At July 31, 2021, the Company was in compliance with the Interest Coverage Ratio at 39.88 to 1.00 and the Total Leverage Ratio at 1.52 to 1.00 for the 2020 Credit Agreement. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 for more details.

The following is a summary of the maximum commitments and the net amounts available to us under credit facilities discussed above as of July 31, 2021:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$330.0	$1.4	$958.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2020 Term Loan	350.0	350.0	n/a	—	October 15, 2021
Total	$2,490.0	$1,530.0	$1.4	$958.6

Note 6. Income Taxes

The Company's effective tax rates for the three months ended July 31, 2021 and July 31, 2020 were (554.9)% and 16.9%, respectively. The decrease was primarily due to a $534.9 million tax benefit related to the remeasurement of deferred tax assets caused by the UK enactment of a 25% corporate tax rate to be effective in fiscal 2023 and is primarily related to deferred tax assets recognized from intra-group intangible asset transfers. The Company’s effective tax rate also decreased due to changes in unrecognized tax benefits, excess tax benefits from share-based compensation, and changes in the geographical composition of pre-tax earnings. The Company's effective tax rate for the third quarter of fiscal 2021 was lower than the U.S. federal statutory tax rate primarily due to the remeasurement of deferred tax assets, pre-tax earnings in foreign jurisdictions with lower tax rates, changes in unrecognized tax benefits, and excess tax benefits from share-based compensation.

The Company's effective tax rates for the nine months ended July 31, 2021 and July 31, 2020 were (666.3)% and 9.0%, respectively. The decrease was primarily due to an intra-group transfer of intellectual property, as discussed below, and remeasurement of the related deferred tax assets caused by the UK enactment of a 25% corporate tax rate. The Company’s effective tax rate otherwise increased due to changes in the geographical composition of pre-tax earnings, partially offset by changes in unrecognized tax benefits and excess tax benefits from share-based compensation. The Company's effective tax rate for the nine months ended July 31, 2021 was lower than the U.S. federal statutory tax rate primarily due to the intra-group transfer, the remeasurement of deferred tax assets, earnings in foreign jurisdictions with lower tax rates, changes in unrecognized tax benefits, and excess tax benefits from share-based compensation.

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

Note 7. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In millions, except per share amounts)	2021	2020	2021	2020
Net income	$615.8	$55.2	$2,834.4	$157.2
Basic:
Weighted average common shares	49.3	49.1	49.2	49.1
Basic earnings per share	$12.50	$1.13	$57.61	$3.20
Diluted:
Weighted average common shares	49.3	49.1	49.2	49.1
Effect of dilutive stock plans	0.5	0.4	0.5	0.5
Diluted weighted average common shares	49.8	49.5	49.7	49.6
Diluted earnings per share	$12.37	$1.12	$57.01	$3.17
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2021	2020	2021	2020
Stock option shares excluded	107	392	107	207
Range of exercise prices	$345.74	$254.77 – $304.54	$345.74	$304.54
Restricted stock units excluded	5	1	6	1

Note 8. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2020. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Selling, general and administrative expense	$10.6	$8.1	$28.4	$25.0
Cost of sales	0.9	0.9	2.9	3.1
Research and development expense	0.6	0.6	1.8	1.8
Total share-based compensation expense	$12.1	$9.6	$33.1	$29.9
Related income tax benefit	$1.2	$1.2	$3.6	$3.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 9. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2019	$(403.2)	$(43.9)	$—	$(447.1)
Gross change in value	0.9	(16.8)	(17.1)	(33.0)
Tax effect	—	4.0	4.1	8.1
Balance at October 31, 2020	$(402.3)	$(56.7)	$(13.0)	$(472.0)
Gross change in value	101.6	—	14.2	115.8
Tax effect	(0.2)	—	(3.4)	(3.6)
Balance at July 31, 2021	$(300.9)	$(56.7)	$(2.2)	$(359.8)
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
During the three months ended July 31, 2021, there were no share repurchases under the program. During the nine months ended July 31, 2021, the Company repurchased 69.6 thousand shares of its common stock for $24.8 million, at an average purchase price of $356.61 per share.
At July 31, 2021, $334.8 million remained authorized for repurchase under the program.
During the nine months ended July 31, 2020, the Company repurchased 160.8 thousand shares of its common stock for $47.8 million, at an average purchase price of $296.88 per share.
Dividends
The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2021, to stockholders of record on January 22, 2021; $1.5 million or 3 cents per share on August 11, 2021, to stockholders of record on July 27, 2021; $1.5 million or 3 cents per share, on February 10, 2020, to stockholders of record on January 23, 2020; $1.5 million or 3 cents per share on August 7, 2020, to stockholders of record on July 23, 2020.

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
At July 31, 2021 and October 31, 2020, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximates fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of our revolving credit facility and term loans approximates fair value based on current market rates (Level 2). On April 6, 2020 the Company entered into six interest rate swap contracts which are used to hedge the Company’s exposure to changes in cash flows associated with its variable rate debt and are designated as derivatives in a

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts had maturities of seven years or less. As of July 31, 2021, two of the six interest rate swap contracts have matured and the outstanding contracts have a total notional amount of $1.1 billion.

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

The Company did not have any cross currency swaps or foreign currency forward contracts as of July 31, 2021 and October 31, 2020.

The fair value of the Company's contingent consideration for which a liability is recorded is measured on a recurring basis as a Level 3 measurement, and the change in fair value is recognized in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income. Refer to Note 2. Acquisitions and Assets Held for Sale for further information.
Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition and assets held for sale as described in Note 2. Acquisitions and Assets Held for Sale, which are considered a Level 3 measurement.

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
The Company's results of operations for the three and nine months ended July 31, 2021 and 2020, reflect the following components of net periodic defined benefit costs:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Service cost	$4.3	$5.2	$12.9	$12.1
Interest cost	1.1	0.9	3.3	3.5
Expected return on plan assets	(3.1)	(3.6)	(9.3)	(9.0)
Recognized net actuarial loss	1.3	1.8	4.0	3.8
Net periodic defined benefit plan cost	$3.6	$4.3	$10.9	$10.4
The Company did not contribute to the Plan during the first nine months of fiscal 2021 and due to COVID-19 the Company is uncertain of the amount the Company will contribute during the remainder of the year. The Company did not contribute to the Plan during the first nine months of fiscal 2020. The expected rate of return on Plan assets for determining net periodic benefit plan cost is 8%.

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
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which the Company includes as corporate assets.
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
CooperVision net sales by category:
Toric lens	$181.0	$147.6	$516.1	$436.3
Multifocal lens	61.6	46.9	177.3	143.8
Single-use sphere lens	159.3	126.5	449.8	380.7
Non single-use sphere, other	155.6	128.3	443.9	375.9
Total CooperVision net sales	$557.5	$449.3	$1,587.1	$1,336.7
CooperSurgical net sales by category:
Office and surgical products	$122.5	$81.7	$338.6	$249.7
Fertility	83.4	47.2	237.7	162.9
CooperSurgical net sales	205.9	128.9	576.3	412.6
Total net sales	$763.4	$578.2	$2,163.4	$1,749.3
Operating income (loss):
CooperVision	$88.0	$93.7	$347.2	$284.4
CooperSurgical	26.2	(9.3)	66.9	(33.3)
Corporate	(13.6)	(12.4)	(36.8)	(39.4)
Total operating income	100.6	72.0	377.3	211.7
Interest expense	5.6	5.7	18.1	30.1
Other expense (income), net	1.0	(0.1)	(10.7)	8.8
Income before income taxes	$94.0	$66.4	$369.9	$172.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	July 31, 2021	October 31, 2020
Total identifiable assets:
CooperVision	$6,955.5	$4,236.3
CooperSurgical	2,435.3	2,293.8
Corporate	219.8	207.4
Total	$9,610.6	$6,737.5

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
Net sales to unaffiliated customers by country of domicile:
United States	$343.7	$263.7	$992.9	$779.6
Europe	258.7	185.2	709.5	577.3
Rest of world	161.0	129.3	461.0	392.4
Total	$763.4	$578.2	$2,163.4	$1,749.3

(In millions)	July 31, 2021	October 31, 2020
Net property, plant and equipment by country of domicile:
United States	$725.1	$721.3
Europe	376.4	363.0
Rest of world	212.8	197.6
Total	$1,314.3	$1,281.9

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As of October 31, 2020, the Company had five outstanding derivatives designated as hedging instruments. One of the contracts matured on April 1, 2021. As of July 31, 2021, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	4	$1,100
These contracts have remaining maturities of six years or less.

The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive income was $2.9 million ($2.2 million, net of tax) as of July 31, 2021.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Condensed Balance Sheets where the instruments are recorded:

	Derivative Liabilities
(In millions)		July 31, 2021	October 31, 2020
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current liabilities	$0.1	$0.6
Interest rate swap contracts	Other non-current liabilities	2.8	16.5
		$2.9	$17.1
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income and Comprehensive Income:

Periods Ended July 31,		Three Months		Nine Months
(In millions)		2021	2020	2021	2020
Derivatives designated as cash flow hedges	Location of Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$2.0	$1.8	$6.0	$1.6
The Company expects that $6.7 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the Consolidated Statements of Income and Comprehensive Income over the next twelve months and the amount will vary depending on prevailing interest rates.

The following table details the changes in accumulated other comprehensive income:

(In millions)	Amount
Beginning balance loss as of October 31, 2020	$(17.1)
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($6.2 million, net of tax)	8.2
Amount reclassified from other comprehensive income into earnings, gross ($4.6 million, net of tax)	6.0
Ending balance loss as of July 31, 2021	$(2.9)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Unaudited Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding the expected impact of the ongoing Coronavirus disease 2019 (COVID-19) pandemic on our business; and statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our net sales, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:
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
•Changes in tax laws or their interpretation, changes in statutory tax rates, and adverse outcomes in tax disputes including but not limited to, the United States, the United Kingdom and other countries may affect our taxation of earnings recognized in foreign jurisdictions, result in unexpected tax liabilities, and/or negatively impact our effective tax rate.
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
•Acquisition-related adverse effects including the failure to successfully achieve the anticipated net sales, margins and earnings benefits of acquisitions, integration delays or costs and the requirement to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period, required regulatory approvals for an acquisition not being obtained or being delayed or subject to conditions that are not anticipated, adverse impacts of changes to accounting controls and reporting procedures, contingent liabilities or indemnification obligations, increased leverage and lack of access to available financing (including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms).
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of personal information, such as HIPAA and the California Consumer Privacy Act (CCPA) in the United States and the General Data Protection Regulation requirements in Europe, including but not limited to those resulting from data security breaches.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the third quarter of fiscal 2021 ended July 31, 2021 and the nine months then ended and compare them with the same periods of fiscal 2020. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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

COVID-19 Considerations

The World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners and retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. These factors have had, and in the future may have, an adverse effect on our sales, operating results and cash flows.

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

The extent to which the global COVID-19 pandemic and related economic disruptions impact our business, results of operations, cash flow and financial condition will depend on future developments. At this time, future developments are highly uncertain, difficult to predict and largely outside of our control. These include, but are not limited to, the spread,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
duration and severity of the pandemic outbreak and any subsequent waves of additional outbreaks, including the emergence and spread of variants of the COVID-19 virus, actions taken by governments to contain the pandemic, address its impact or respond to the reduction in global and local economic activity, and how quickly and to what extent normal economic and operating conditions can resume. We will continue to closely monitor the developments relating to the COVID-19 pandemic and the responses from governments and private sector participants and their respective impact on our Company and on our customers, suppliers, vendors and business partners.

Third Quarter Highlights
•Gross profit of $516.1 million, up 43% from $360.8 million in the prior year period
•Operating income of $100.6 million, up 40% from $72.0 million in the prior year period
•Diluted earnings per share of $12.37, up 1008% from $1.12 per share in the prior year period
•Cash provided by operations of $223.8 million, compared to $112.8 million in the prior year period

Nine Months Highlights
•Gross profit $1,453.9 million, up 31% from $1,110.8 million in the prior year period
•Operating income $377.3 million, up 78% from $211.7 million in the prior year period
•Diluted earnings per share of $57.01, up 1699% from $3.17 per share in the prior year period
•Cash provided by operations $564.1 million, compared to $268.3 million in the prior year period.
Outlook

Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, the impact, risks and uncertainty relating to the global COVID-19 pandemic and related economic disruptions, as further described in the “COVID-19 Considerations” section above and in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, have adversely affected our sales, cash flow and current performance and are likely to further adversely affect our future sales, cash flow and performance. Additionally, other events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, changes in tax legislation, debt concerns, the uncertainty following the United Kingdom's withdrawal from the EU, changes to existing regulations and new regulations, global trade barriers including additional tariffs and the trend of consolidations within the health care industry could impact our current performance and continue to represent a risk to our future performance.

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
CooperVision acquired the following entities during the nine months ended July 31, 2021:
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
CooperSurgical acquired the following entities during the nine months ended July 31, 2021:
•    A privately-held medical device company that develops single-use illuminating medical devices on May 3, 2021
•    A privately-held medical device company on March 1, 2021
•    A privately-held medical device company on February 1, 2021
•    A privately-held in vitro fertilization (IVF) cryo-storage software solutions company on December 31, 2020
CooperSurgical acquired the following entity during the nine months ended July 31, 2020:
•A privately-held distributor of IVF medical devices and systems on December 13, 2019

Capital Resources - At July 31, 2021, we had $112.2 million in unrestricted cash, primarily held outside the United States, and $958.6 million available under our 2020 Credit Agreement. The $850.0 million term loan entered into on April 1, 2020, and the $350.0 million term loan entered into on October 16, 2020, remain outstanding as of July 31, 2021.
See Note 5. Debt of the Consolidated Condensed Financial Statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Assets Held for Sale

On February 2, 2021, CooperVision entered into a stock purchase agreement to sell 50% of the equity interest in a wholly-owned subsidiary that was acquired by CooperVision on January 19, 2021. The closing of this transaction is subject to certain closing conditions including required regulatory approvals. We intend to operate the previously wholly-owned subsidiary as a joint venture with the purchaser of the 50% interest once the transaction is closed. We concluded the substantive terms of the joint venture during the third quarter of fiscal 2021, and as of July 31, 2021, the assets and liabilities of this disposal group were reclassified as held for sale. We did not record any impairment in the three months ended July 31, 2021, and this disposal did not qualify as a discontinued operation.
See Note 2. Acquisitions and Assets Held for Sale of the Consolidated Condensed Financial Statements for additional information.

Transition from LIBOR

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. Further, in March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. We have material contracts that are indexed to LIBOR and are continuing to monitor this activity and evaluate the related risk. We are continuing to evaluate the scope of impacted contracts and the potential impact. We are also monitoring the developments regarding alternative rates and may amend certain contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of agreements potentially indexed to LIBOR is material, we are not yet able to reasonably estimate the expected impact.

Selected Statistical Information – Percentage of Net Sales

	Three Months			Nine Months
	Percentage of Net Sales		2021 vs 2020 % Change in Absolute Values	Percentage of Net Sales		2021 vs 2020 % Change in Absolute Values
Periods Ended July 31,	2021	2020		2021	2020
Net sales	100%	100%	32%	100%	100%	24%
Cost of sales	32%	38%	14%	33%	37%	11%
Gross profit	68%	62%	43%	67%	63%	31%
Selling, general and administrative expense	46%	40%	51%	42%	42%	24%
Research and development expense	3%	4%	14%	3%	4%	(1)%
Amortization of intangibles	5%	6%	12%	5%	6%	7%
Operating income	13%	12%	40%	17%	12%	78%
Net Sales Growth by Business Unit

Periods Ended July 31,	Three Months				Nine Months
($ in millions)	2021	2020	Increase	2021 vs 2020 % Change	2021	2020	Increase	2021 vs 2020 % Change
CooperVision	$557.5	$449.3	$108.2	24%	$1,587.1	$1,336.7	$250.4	19%
CooperSurgical	205.9	128.9	77.0	60%	576.3	412.6	163.7	40%
Net sales	$763.4	$578.2	$185.2	32%	$2,163.4	$1,749.3	$414.1	24%
CooperVision Net Sales
The contact lens market has two major product categories:

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
CooperVision Net Sales by Category

Three Months Ended July 31,			2021 vs 2020 % Change
($ in millions)	2021	2020
Toric	$181.0	$147.6	23%
Multifocal	61.6	46.9	31%
Single-use spheres	159.3	126.5	26%
Non single-use sphere, other	155.6	128.3	21%
	$557.5	$449.3	24%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,			2021 vs 2020 % Change
($ in millions)	2021	2020
Toric	$516.1	$436.3	18%
Multifocal	177.3	143.8	23%
Single-use spheres	449.8	380.7	18%
Non single-use sphere, other	443.9	375.9	18%
	$1,587.1	$1,336.7	19%

In the three and nine months ended July 31, 2021:
•Toric and multifocal lenses grew primarily through the success of Biofinity toric and multifocal and MyDay toric.
•Single-use sphere lenses growth was primarily driven by MyDay and clariti lenses.
•Non single-use sphere lenses growth was primarily driven by Biofinity.
•"Other" products primarily include lens care which represented approximately 2% of net sales in both the three and nine months ended July 31, 2021 and 2020.
•Total silicone hydrogel products increased by 28% and 24% in the three and nine months ended July 31 2021, representing 76% of net sales, compared to 73% in the three and nine months ended July 31, 2020.
•Foreign exchange rates positively impacted sales by approximately $20.4 million and $56.7 million in the three and nine months ended July 31, 2021 and had a negative impact of $2.8 million and $12.4 million in the prior year periods. In the three and nine months ended July 31, 2021, net sales increased by 20% and 14% in constant currency over the prior year periods.
•Sales growth was primarily driven by an increase in the volume of lenses sold across our core portfolio due to a recovery in demand from the impact of the COVID-19 pandemic. Average realized prices by product did not materially influence sales growth.
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

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2021	2020	2021 vs 2020 % Change	2021	2020	2021 vs 2020 % Change
Americas	$206.3	$176.5	17%	$614.2	$515.5	19%
EMEA	222.6	165.7	34%	605.6	506.8	20%
Asia Pacific	128.6	107.1	20%	367.3	314.4	17%
	$557.5	$449.3	24%	$1,587.1	$1,336.7	19%

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
The chart below shows the percentage of net sales of office and surgical products and fertility.

Three Months Ended July 31,			2021 vs 2020 % Change
($ in millions)	2021	2020
Office and surgical products	$122.5	$81.7	50%
Fertility	83.4	47.2	77%
	$205.9	$128.9	60%

Nine Months Ended July 31,			2021 vs 2020 % Change
($ in millions)	2021	2020
Office and surgical products	$338.6	$249.7	36%
Fertility	237.7	162.9	46%
	$576.3	$412.6	40%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
In the three and nine months ended July 31, 2021:
•Office and surgical products increased compared to the prior year periods due to an increase in PARAGARD® sales compared to the prior year periods. Further, there was an increase from other office and surgical products such as Uterine Manipulators, Retractors, Closure products, Incontinence products, Point-of-Care products and sales from our recent acquisitions, Illuminate and Fetal Pillow®.
•Fertility net sales increased compared to the prior year periods mainly due to an increase in revenue from fertility consumables, equipment sales, preimplantation genetic testing and sales from our recent acquisition, Embryo Options.
•Foreign exchange rates positively impacted sales by approximately $2.5 million and $6.5 million in the three and nine months ended July 31, 2021 and had a negative impact of $0.5 million and $2.6 million in the prior year periods. In the three and nine months ended July 31, 2021, net sales increased by 58% and 38% in constant currency over the prior year periods.
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

Gross Margin

Consolidated gross margins were 68% and 67% in the three and nine months ended July 31, 2021, up from 62% and 63% in the prior year periods, primarily driven by favorable product mix.

Selling, General and Administrative Expense (SGA)

Three Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$258.2	46%	$160.7	36%	61%
CooperSurgical	80.7	39%	59.7	46%	35%
Corporate	13.6	—	12.4	—	9%
	$352.5	46%	$232.8	40%	51%

Nine Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$631.8	40%	$493.8	37%	28%
CooperSurgical	231.0	40%	195.1	47%	18%
Corporate	36.8	—	39.4	—	(7)%
	$899.6	42%	$728.3	42%	24%

CooperVision's SGA increased in the three and nine months ended July 31, 2021 compared to fiscal 2020 primarily due to increases in distribution costs, general and administrative costs and advertising and marketing activities primarily related to myopia management. CooperVision's SGA in the three and nine months ended July 31, 2021 included $57.9 million and $62.3 million of costs primarily related to the increase in fair value of the contingent consideration of $56.8 million as described in Note 2. Acquisitions and Assets Held for Sale. CooperVision's SGA in the three and nine months ended July 31, 2020 included $1.1 million and $2.6 million of costs primarily related to integration activities.
CooperSurgical's SGA increased in the three and nine months ended July 31, 2021 compared to fiscal 2020 primarily due to increases in selling expenses and distribution costs. CooperSurgical's SGA in the three and nine months ended July 31, 2021 included $1.2 million and $7.9 million of acquisition and integration expenses and legal settlement. CooperSurgical's SGA

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
in the three and nine months ended July 31, 2020 included $3.5 million and $14.0 million of integration expenses and European Medical Devices Regulation costs.
Corporate SGA increased in the three months ended July 31, 2021 compared to fiscal 2020 primarily due to higher share-based compensation expense. Corporate SGA decreased in the nine months ended July 31, 2021 compared to fiscal 2020 primarily due to savings from lower travel expenses due to the COVID-19 pandemic and timing of corporate projects.
Research and Development Expense (R&D)

Three Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$17.0	3%	$13.2	3%	29%
CooperSurgical	7.8	4%	8.6	7%	(10)%
	$24.8	3%	$21.8	4%	14%

Nine Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$44.9	3%	$39.1	3%	15%
CooperSurgical	22.1	4%	28.7	7%	(23)%
	$67.0	3%	$67.8	4%	(1)%
In the three and nine months ended July 31, 2021:
•CooperVision's R&D expense increased in the three and nine months ended July 31, 2021 compared to fiscal 2020, mainly due to myopia management programs and timing of R&D projects. As a percentage of sales, CooperVision's R&D expense remained relatively flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
•CooperSurgical's R&D expense decreased in the three and nine months ended July 31, 2021 compared to fiscal 2020, mainly due to timing of R&D projects and changes in headcount. CooperSurgical has not paused research programs during the COVID-19 pandemic and has maintained its spend on innovations and increased its spend on key regulatory investment areas to support our long-term objectives. As a percentage of sales, CooperSurgical's R&D expense decreased, primarily due to an increase in net sales. CooperSurgical's R&D activities are focused on upgrading existing and developing new products ranging from diagnostics, surgical devices to fertility instruments and solutions.
Amortization Expense

Three Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$9.4	2%	$7.8	2%	21%
CooperSurgical	28.8	14%	26.4	20%	9%
	$38.2	5%	$34.2	6%	12%

Nine Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$27.3	2%	$24.3	2%	13%
CooperSurgical	82.7	14%	78.7	19%	5%
	$110.0	5%	$103.0	6%	7%
CooperVision's and CooperSurgical's amortization expense increased in absolute dollars in the three and nine months ended July 31, 2021 compared to fiscal 2020, primarily due to the amortization of intangible assets newly acquired through acquisitions. As a percentage of sales, CooperSurgical's amortization expense decreased, primarily due to an increase in net sales.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Operating Income

Three Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$88.0	16%	$93.7	21%	(6)%
CooperSurgical	26.2	13%	(9.3)	(7)%	381%
Corporate	(13.6)	—	(12.4)	—	(9)%
	$100.6	13%	$72.0	12%	40%

Nine Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
CooperVision	$347.2	22%	$284.4	21%	22%
CooperSurgical	66.9	12%	(33.3)	(8)%	301%
Corporate	(36.8)	—	(39.4)	—	7%
	$377.3	17%	$211.7	12%	78%

CooperVision's operating income decreased as a percentage of net sales and in absolute dollars in the three months ended July 31, 2021 compared to the prior year periods, primarily due to a $56.8 million expense related to the increase in fair value of the contingent consideration as described in Note 2. Acquisitions and Assets Held for Sale. CooperVision's operating income increased as a percentage of net sales and in absolute dollars in the nine months ended July 31, 2021 compared to the prior year periods, primarily due to an increase in net sales.

CooperSurgical's operating income increased as a percentage of net sales and in absolute dollars in the three and nine months ended July 31, 2021 compared to the prior year periods, primarily due to an increase in net sales and a decrease in R&D expenses.

Corporate operating loss increased in the three months ended July 31, 2021 compared to the prior year periods primarily due to higher share-based compensation expense. Corporate operating loss decreased in the nine months ended July 31, 2021 compared to the prior year periods, primarily due to lower professional fees and travel expenses as a result of the COVID-19 pandemic.

On a consolidated basis, operating income increased as a percentage of net sales and in absolute dollars compared to the prior year periods, primarily due to the increase in consolidated net sales.
Interest Expense

Three Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
Interest expense	$5.6	1%	$5.7	1%	(1)%

Nine Months Ended July 31,					2021 vs 2020 % Change
($ in millions)	2021	% Net Sales	2020	% Net Sales
Interest expense	$18.1	1%	$30.1	2%	(40)%
Interest expense decreased in absolute dollars during the three and nine months ended July 31, 2021 compared to the prior year periods, primarily due to lower average debt balances compared to the prior year periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Other (Income) Expense, Net

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2021	2020	2021	2020
Investment gain	$(0.1)	$—	$(11.6)	$—
Foreign exchange loss (gain)	2.1	(2.5)	3.3	1.4
Other (income) expense, net	(1.0)	2.4	(2.4)	7.4
	$1.0	$(0.1)	$(10.7)	$8.8
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
Other income increased in the three and nine months ended July 31, 2021, primarily due to an increase in defined benefit plan related income and gains on minority investments during the periods.
Provision for Income Taxes

Our effective tax rates for the three months ended July 31, 2021 and July 31, 2020 were (554.9)% and 16.9%, respectively. The decrease was primarily due to a $534.9 million tax benefit related to the remeasurement of deferred tax assets caused by the UK enactment of a 25% corporate tax rate to be effective in fiscal 2023 and is primarily related to deferred tax assets recognized from intra-group intangible asset transfers. Our effective tax rate also decreased due to changes in unrecognized tax benefits, excess tax benefits from share-based compensation, and changes in the geographical composition of pre-tax earnings. Our effective tax rate for the third quarter of fiscal 2021 was lower than the U.S. federal statutory tax rate primarily due to the remeasurement of deferred tax assets, pre-tax earnings in foreign jurisdictions with lower tax rates, changes in unrecognized tax benefits, and excess tax benefits from share-based compensation.

Our effective tax rates for the nine months ended July 31, 2021 and July 31, 2020 were (666.3)% and 9.0%, respectively. The decrease was primarily due to an intra-group transfer of intellectual property, as discussed below, and remeasurement of the related deferred tax assets caused by the UK enactment of a 25% corporate tax rate. Our effective tax rate otherwise increased due to changes in the geographical composition of pre-tax earnings, partially offset by changes in unrecognized tax benefits and excess tax benefits from share-based compensation. Our effective tax rate for the nine months ended July 31, 2021 was lower than the U.S. federal statutory tax rate primarily due to the intra-group transfer, the remeasurement of deferred tax assets, earnings in foreign jurisdictions with lower tax rates, changes in unrecognized tax benefits, and excess tax benefits from share-based compensation.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2021	2020	2021	2020
Selling, general and administrative expense	$10.6	$8.1	$28.4	$25.0
Cost of sales	0.9	0.9	2.9	3.1
Research and development expense	0.6	0.6	1.8	1.8
Total share-based compensation expense	$12.1	$9.6	$33.1	$29.9
Related income tax benefit	$1.2	$1.2	$3.6	$3.8

Capital Resources and Liquidity
Third Quarter Highlights
•Operating cash flow of $223.8 million compared to $112.8 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $43.6 million compared to $45.1 million in the prior year period
•Cash payments for acquisitions and other of $64.0 million compared to $6.7 million in the prior year period
•Cash provided by operations of $223.8 million offset by capital expenditures of $43.6 million resulted in positive free cash flow of $180.2 million, up $112.5 million compared to the prior year period
Nine-Month Highlights
•Operating cash flow of $564.1 million compared to $268.3 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $149.4 million compared to $203.4 million in the prior year period
•Cash payments for acquisitions and other of $234.9 million compared to $17.9 million in the prior year period
•Cash provided by operations of $564.1 million offset by capital expenditures of $149.4 million resulted in positive free cash flow of $414.7 million, up $349.8 million compared to the prior year period
Comparative Statistics

($ in millions)	July 31, 2021	October 31, 2020
Cash and cash equivalents	$112.2	$115.9
Total assets	$9,610.6	$6,737.5
Working capital	$411.4	$269.8
Total debt	$1,620.0	$1,793.2
Stockholders' equity	$6,785.4	$3,824.8
Ratio of debt to equity	0.24:1	0.47:1
Debt as a percentage of total capitalization	19%	32%
Working Capital
The increase in working capital at July 31, 2021 from the end of fiscal 2020 was primarily due to:
•increase in trade accounts receivable of $99.7 million primarily due to higher sales and timing of collections;
•increase in assets held-for-sale of $88.1 million. Refer to Note 2. Acquisitions and Assets Held for Sale for further information;
•decrease in accounts payable of $23.0 million due to timing of payments,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•increase in inventories of $17.5 million primarily due to higher sales and the buildup of inventory for future product launches;
•decrease in operating lease liabilities of $3.6 million, partially offset by:
•increase in employee compensation and benefits of $36.6 million;
•increase in short-term debt of $30.8 million;
•increase in other current liabilities of $16.4 million; and
•decrease in cash and cash equivalents of $3.7 million.

At July 31, 2021, our inventory months on hand was 7.1 compared to 6.6 at October 31, 2020. The $17.5 million increase in inventories was primarily due to higher sales and the buildup of inventory for future product launches.
Our days sales outstanding (DSO) were relatively consistent at 62 days at July 31, 2021, compared to 60 days at October 31, 2020.
Operating Cash Flow
Cash provided by operating activities increased by $295.8 million from $268.3 million in the first nine months of fiscal 2020 to $564.1 million in the first nine months of fiscal 2021. This increase in cash flow provided by operating activities primarily consists of:
•increase in net income of $2,677.2 million from a net income of $157.2 million in the first nine months of fiscal 2020 to $2,834.4 million in the first nine months 2021;
•increase of $21.9 million in net changes in depreciation and amortization, from $210.0 million during the first nine months fiscal 2020 to $231.9 million during the first nine months of fiscal 2021;
•increase of $56.8 million in the net changes in the fair value of contingent consideration. Refer to Note 2. Acquisition and Assets Held for Sale for further information;
•increase of $74.3 million in net cash flow from changes in operating capital, from $155.9 million outflow in the first nine months of fiscal 2020 to $81.6 million outflow in the first nine months of fiscal 2021, partially offset by:
•decrease of $2,485.8 million in the net changes in deferred income taxes. Refer to Note 6. Income Taxes for further information; and

•decrease of $48.6 million in other non-cash items, from $60.7 million during the first nine months of fiscal 2020 to $12.1 million during the first nine months of fiscal 2021.
The increase in net income of $2,677.2 million was primarily due to:
•recognized income tax benefit of $1,987.9 million. Refer to Note 6. Income Taxes for further information;
•increase of $165.6 million in operating income from $211.7 in the first nine months of fiscal 2020 to $377.3 million in the first nine months of fiscal 2021 primarily due to the increase in consolidated net sales;
•an investment gain of $11.5 million. Refer to Note 2. Acquisitions and Assets Held for Sale for further information; and
•interest expense decrease of $12.0 million primarily due to lower average debt balances compared to the prior year period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The $74.3 million increase in the net cash flow from changes in operating capital compared to the prior year period is primarily due to:
•$88.5 million increase in the net changes in accrued liabilities and other primarily due to impact from adoption of ASC 842, Leases in prior year period and higher customer rebate accruals in current period as a result of higher sales;
•$75.8 million increase in the net changes in inventories due to lower sales in prior year period;
•$12.2 million increase in the net changes in income tax payable, partially offset by:
•$58.4 million decrease in the net changes in trade and other receivables primarily due to timing of collections and higher sales;
•$27.2 million decrease in the net changes in accounts payable primarily due to timing of payments; and
•$11.7 million decrease in the net changes in prepaid and other assets.

The $48.6 million decrease in non-cash items compared to the prior year period is primarily due to:
•$15.7 million decrease in the net changes in long-term liabilities primarily due to the impact from adoption of ASC 842, Leases, in prior year period;
•$12.0 million decrease in the net changes in other long-term assets;
•an investment gain of $11.5 million. Refer to Note 2. Acquisitions and Assets Held for Sale for further information; and
•$2.0 million decrease from effect of exchange rate change on cash.
Investing Cash Flow

Cash used in investing activities increased by $163.0 million to $384.3 million in the first nine months of fiscal 2021 from $221.3 million in the first nine months of fiscal 2020 due to:

•$218.3 million increase in payments made for acquisitions in the first nine months of fiscal 2021 compared to the prior year period, partially offset by;

•$54.0 million decrease in capital expenditures.
Financing Cash Flow
Cash used in financing activities increased by $177.4 million to $187.6 million in the first nine months of fiscal 2021 compared to $10.2 million in the first nine months of fiscal 2020, primarily due to:
•$1,271.4 million decrease in proceeds from long-term debt, primarily due to funds received from the 2020 Credit Agreement, partially offset by;
•$1,003.4 million decrease in repayments of long-term debt, primarily due to repayments of funds from the 2020 Credit Agreement in first nine months of fiscal 2021 compared to repayment of funds from the 2016 Credit Agreement in the prior year period;
•$46.0 million increase in net proceeds from short-term debt, primarily due to movements in short term loans;
•$23.0 million decrease in repurchase of common stock compared to prior year period; and
•$13.8 million increase in net proceeds related to share-based compensation awards.

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

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of July 31, 2021:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$330.0	$1.4	$958.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
2020 Term Loan	350.0	350.0	n/a	—	October 15, 2021
Total	$2,490.0	$1,530.0	$1.4	$958.6

The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio. As defined, in the 2020 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At July 31, 2021, we were in compliance with the Interest Coverage Ratio at 39.88 to 1.00 and the Total Leverage Ratio at 1.52 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
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
At July 31, 2021, $334.8 million remained authorized for repurchase under the program.
The Company's share repurchases during the nine months ended July 31, 2021 and 2020, were as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

	Nine Months
Periods Ended July 31,	2021	2020
Number of shares	69,622	160,850
Average repurchase price per share	$356.61	$296.88
Total costs of shares repurchased (in millions)	$24.8	$47.8
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2021, to stockholders of record on January 22, 2021. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share on August 11, 2021, to stockholders of record on July 27, 2021.

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
Trademarks
ActivControl®, Aquaform®, Avaira Vitality®, Biofinity®, Biofinity Energys®, MyDay® and MiSight® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. INSORB®, PARAGARD®, Mara® and Fetal Pillow® are registered trademarks of CooperSurgical, Inc.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange rates, principally our British pound sterling, euro, Japanese yen and Danish krone denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and LIBOR. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods.
On April 6, 2020, we entered into six interest rate swap contracts to hedge our exposure to changes in cash flows associated with our variable rate debt. The interest rate swap contracts became effective on April 6, 2020 and had maturities of seven years or less. As of July 31, 2021, the outstanding contracts have a total notional amount of $1.1 billion.
We did not have any cross currency swaps or foreign currency forward contracts as of July 31, 2021.
On April 1, 2020, we entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among us, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The 2020 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to repay an outstanding term loan, and for general corporate purposes. At July 31, 2021, the Company had $958.6 million available under the 2020 Revolving Credit Facility and $850.0 million outstanding under the 2020 Term Loan Facility.
On October 16, 2020, we entered into a 364-day, $350.0 million, term loan agreement by and among us, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on October 15, 2021. We used the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility. At July 31, 2021, the Company had $350.0 million outstanding under this agreement.
If interest rates were to increase or decrease by 1% or 100 basis points, quarterly interest expense would increase or decrease by approximately $1.5 million based on average debt outstanding, after consideration of our interest rate swap contracts, for the third quarter of fiscal 2021.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our third quarter of fiscal 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

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

There was no share repurchase activity during the three-month period ended July 31, 2021.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

During the third quarter of fiscal 2021, there were no share repurchases under the program. During the nine months ended July 31, 2021, we repurchased 69.6 thousand shares of the Company’s common stock for $24.8 million, at an average purchase price of $356.61 per share. At July 31, 2021, $334.8 million remained authorized for repurchase under the program.

During the third quarter of fiscal 2020, there were no share repurchases under the program. During the nine months ended July 31, 2020, we repurchased 160.8 thousand shares of the Company's common stock for $47.8 million, at an average purchase price of $296.88 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months period ended July 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 3, 2021	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: September 3, 2021	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)