Form 10-K
period 2021-10-31
COOPER COMPANIES, INC.
filed 2021-12-10
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2021

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

On December 1, 2021, there were 49,148,211 shares of the registrant's common stock held by non-affiliates with aggregate market value of $20.2 billion based on the closing price of a share of the registrant's common stock on April 30, 2021, the last day of the registrant's most recently completed fiscal second quarter.
Number of shares outstanding of the registrant's common stock, as of December 1, 2021: 49,408,020

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2022	Part III

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2021

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including all statements regarding the expected impact of the ongoing Coronavirus disease 2019 (COVID-19) pandemic on our business; and statements regarding acquisitions including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share are forward-looking. In addition, all statements regarding anticipated growth in our net sales, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are those described in our Securities and Exchange Commission filings, including the “Business,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as such Risk Factors may be updated in quarterly filings.

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
•Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries, that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, the ongoing COVID-19 pandemic, inflation, and escalating global trade barriers, including additional tariffs, by countries such as China.
•Changes in tax laws or their interpretation, changes in statutory tax rates, and adverse outcomes in tax disputes including but not limited to, the United States (U.S.), the United Kingdom (UK) and other countries may affect our taxation of earnings recognized in foreign jurisdictions, result in unexpected tax liabilities, and/or negatively impact our effective tax rate.
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
•Adverse changes in global political and economic conditions, and related uncertainty caused by the UK’s withdrawal from the European Union (EU) and its potential impact on, among other things, the movement of goods and materials in our supply chain, additional regulatory approvals and requirements, and increased tariffs and duties.
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
•Failure to receive, or delays in receiving, regulatory approvals or certifications for products.
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
•Risks related to environmental, social and corporate governance (ESG) issues, including those related to climate change and sustainability.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 1. Business.

The Cooper Companies, Inc. (Cooper, we or the Company), a Delaware corporation organized in 1980, is a global medical device company publicly traded on the NYSE (NYSE: COO). Cooper operates through two business units, CooperVision and CooperSurgical.

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of single-use, two-week and monthly contact lenses, featuring advanced materials and optics. CooperVision designs its products to solve vision challenges such as astigmatism, presbyopia, myopia, ocular dryness and eye fatigues; with a broad collection of spherical, toric and multifocal contact lenses. CooperVision offers contact lenses in a variety of materials including silicone hydrogel Aquaform® technology and phosphorylcholine technology (PC) Technology™. Further, acquisitions expanded CooperVision's access to myopia management and specialty eye care markets with new products, such as orthokeratology (ortho-k) and scleral lenses. In November 2019, CooperVision received United States Food and Drug Administration (FDA) approval for its MiSight® 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12 and became available in the United States during fiscal 2020. In August 2021, CooperVision received Chinese National Medical Products Administration (NMPA) approval for its MiSight® 1 day lens for use in China. CooperVision’s major manufacturing and distribution facilities are located in Belgium, Costa Rica, Hungary, Puerto Rico, the United Kingdom and the United States, with other smaller locations also existing in multiple locations around the world.

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

CooperVision offers spherical, toric, multifocal and toric multifocal lens products in most modalities. We believe that in order to compete successfully in the numerous categories of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CooperVision uses different manufacturing processes, primarily cast molding, to produce its lenses. We believe this allows CooperVision to compete in its markets by:

•Producing high, medium and low volumes of lenses made with a variety of materials for a broader range of market niches: single-use, two-week, monthly and quarterly disposable sphere, toric and multifocal lenses, custom toric lenses for patients with a high degree of astigmatism, and myopia management contact lenses.

•Offering a wide range of lens parameters, leading to a higher rate of successful fitting for practitioners and better visual acuity for patients.

The market for spherical lenses is growing with the addition of new value-added products, such as spherical lenses to alleviate dry eye symptoms, reduce eye fatigue from use of digital devices and add aspherical optical properties and/or higher oxygen permeable lenses such as silicone hydrogels, and myopia management contact lenses.

Sales of contact lenses utilizing silicone hydrogel materials continue to grow. Silicone hydrogel materials supply a higher level of oxygen to the cornea, as measured by the transmissibility of oxygen through a given thickness of material, or “dk/t,” than traditional hydrogel lenses. We believe our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving success in our business. Silicone hydrogel lenses represent a significant portion of CooperVision's contact lens sales and our Biofinity® brand is CooperVision's leading product line in terms of sales. Under the Biofinity brand, CooperVision markets monthly silicone hydrogel spherical (including Biofinity Energys®), toric, multifocal and toric multifocal lens products.
CooperVision markets single-use silicone hydrogel lenses with a complete line of spherical, toric, extended toric and multifocal lenses under our clariti® 1 day brand and single-use silicone hydrogel spherical, toric and multifocal lenses under our MyDay® brand. We also compete in the traditional hydrogel single-use product segment with several lenses including our Proclear® 1 day lenses. We believe the global market for single-use contact lenses will continue to grow and that our competitive silicone hydrogel and traditional hydrogel product offerings represent an opportunity for our business.

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

CooperVision believes that myopia management opens up an attractive new market for contact lenses. With MiSight, CooperVision offers the only FDA approved and first Chinese NMPA approved product to control the progression of myopia in children. CooperVision is investing to create this new market by educating eye care practitioners, patients and their families which increases awareness.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperVision is focused on greater worldwide market penetration of recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions. In fiscal 2021, CooperVision acquired a privately held medical device company and a privately-held UK contact lenses manufacturer. In fiscal 2020, CooperVision acquired a privately-held U.S. contact lens manufacturer focusing on ortho-k lenses. These acquisitions expanded CooperVision’s specialty eye care portfolio and its leadership in addressing the increasing severity and prevalence of myopia.

Contact Lens Product Sales

Single-use spheres – Our single-use lens portfolio includes clariti 1 day, MyDay, MiSight, Proclear 1 day and Biomedics 1 day
Toric – Toric lenses include Biofinity toric, MyDay toric, clariti 1 day toric, Biomedics toric, Proclear toric and Avaira Vitality toric
Multifocal – Multifocal lenses include Biofinity multifocal, Biofinity toric multifocal, clariti 1 day multifocal, MyDay multifocal and Proclear 1 day multifocal
Non single-use sphere, other – Our FRP (frequent replacement product) lens portfolio and other include Biofinity, Biofinity Energys, Avaira Vitality, Biomedics, Proclear, clariti, ortho-k, scleral and custom lens, solutions and other

CooperVision Competition

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperVision competes in the silicone hydrogel segment of the market with its following products: clariti 1 day brand of single-use sphere, toric and multifocal lenses; MyDay® single-use spherical, toric and multifocal lenses; Biofinity monthly spherical, toric, multifocal and toric multifocal lenses and Avaira Vitality® two-week spherical and toric lenses. CooperVision believes the clariti 1 day and MyDay brands of single-use contact lenses provide the broadest product portfolio in the single-use silicone hydrogel market. CooperVision offers both branded and private label options in contact lenses. Its private label option is frequently offered as part of a larger customized solution for its customers. It also competes in the specialty contact lens space with its FDA approved MiSight 1 day contact lens for myopia management as well as ortho-k and scleral lenses.

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

One of CooperSurgical’s focus areas is key accounts which include large group practices, integrated delivery networks and certain buying groups within the office/surgical business and fertility clinic networks within the fertility business. We believe our portfolio of offerings and focus on service, quality and clinical education will support the accelerated growth of our business in the key account groups.

Since its inception in 1990, CooperSurgical has established its market presence and distribution system by developing products and acquiring products and companies that complement its business model.

In fiscal 2021, CooperSurgical acquired three privately-held medical device companies and one privately-held in vitro fertilization (IVF) cryo-storage software solutions company. In fiscal 2020, CooperSurgical acquired a privately-held distributor of IVF medical devices and systems. We intend to continue investing in CooperSurgical's business with the goal of expanding our integrated solutions model within the areas of family health, fertility and diagnostics.
On November 6, 2021, subsequent to the fiscal year ended October 31, 2021, CooperSurgical entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Generate Life Sciences, a privately held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell (cord blood and cord tissue) storage. The aggregate consideration is $1.605 billion in cash, subject to adjustment as set forth in the Merger Agreement. The transaction is anticipated to close in the first quarter of fiscal 2022 and is subject to customary closing conditions, including regulatory approval. See Note 15. Subsequent Events of the Consolidated Financial Statements for more details.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Market for Women's and Family Reproductive Health Care

CooperSurgical participates in the market for family health care with its diversified product lines in three major categories based on the point of health care delivery: hospitals and surgical centers, OB/GYN medical offices and fertility clinics.

CooperSurgical expects patient visits to Women’s Health provider offices in the United States to increase over the next decade. From adolescent care to geriatrics, there is increased awareness of women’s health issues. During the reproductive years, fertility awareness and family planning are key areas of focus. The attention in maternity care to improving access to safe, effective, and equitable obstetrical care continues. As we expect an increase in the population of women over the age of 65, office visits focused around abnormal bleeding, incontinence and menopause will likely increase.

Another trend in the market for women's health care includes the continued migration of OB/GYN health care professionals away from private practice ownership and toward aligning with group practices or employment with hospitals and health care systems. This overall trend of consolidation of healthcare systems includes the increasing influence of supply chain controls, such as value analysis committees, on product evaluation and procurement across these care-delivery systems. CooperSurgical believes that the market factors that are driving this trend will continue in the near term. We believe our broad product portfolio can be a benefit in this changing environment as health systems look to standardize and consolidate vendors.

Recent trends of patient-centered, value-based care in the United States market include the development of more cost-effective health care delivery models, including moving treatment out of hospitals and surgery centers and into the office setting without compromising care. We expect to see continued changes in reimbursement and clinical best practices as payment models and policies continue to evolve.

Some significant features of the OB/GYN market are:

•Routine office visits: annual well-women checkups, preventative cancer screening and contraception.

•Evaluation and management (E/M) office visits: assessment of menstrual disorders, pelvic infections, urinary incontinence, abnormal Pap smears, fertility concerns, pregnancy and menopause. Approximately a third of gynecology office visits are related to abnormal uterine bleeding.

•Office-based procedures are increasing given high patient satisfaction, reduction of health system cost and comparative clinical outcomes.

•Hysterectomy and cesarean section remain common hospital surgical interventions in women worldwide.

•Initial evaluation and treatments for infertility, such as uterine assessment, ovulatory medications and intrauterine insemination (IUI), begin with the OB/GYN then transition to fertility clinics.

CooperSurgical expects growth in fertility treatments as:

•Infertility rates are increasing globally, and there is a significant unmet need for fertility services.

•Patient awareness of and access to services are increasing at a rapid pace.

•The number of fertility clinics is rising worldwide.

•The fertility market is fueled by dynamics such as increasing maternal age, single parents by choice, and LGBTQ+ identifying individuals starting families.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Women's and Family Reproductive Health Care Product Sales

Office/Surgical – Our significant office and surgical products include PARAGARD, Uterine Manipulators, Retractors, Closure products, Point-of-Care products, LEEP products, Endosee, Illuminate and Fetal Pillow
Fertility – Our significant fertility products and services include fertility consumables, fertility equipment, Embryo Options and preimplantation genetic testing

CooperSurgical Competition

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

Competitive factors in these segments in which CooperSurgical competes include technological and scientific advances, product quality and availability, price, customer service including response time and effective communication of product information to physicians, fertility clinics and hospitals. Competition in the medical device industry is dynamic and involves the search for technological and therapeutic innovations. CooperSurgical's strategy includes developing and acquiring new solutions.

CooperSurgical continues to expand its presence in the significantly larger hospital and outpatient surgical procedure segment of the market that is at present dominated by bigger competitors such as Johnson & Johnson, Hologic and Medtronic. These competitors have well-established positions within the operating room environment. CooperSurgical leverages its relationship with gynecologic surgeons and focus on devices specific to gynecologic surgery to facilitate our expansion within the surgical segment of the market.

CooperSurgical also competes in the fertility category of the women's and family health care market. We have broad product offerings for fertility evaluations and IVF procedures by OB/GYN, reproductive endocrinologists and embryologists. These include products for use by the OB/GYN in their offices for initial evaluations with office-based hysteroscopy and first line treatments such as intrauterine insemination. In fertility clinics, our products include media, micro-tools and lab equipment. Additionally, services offered to clinics and families undergoing assisted reproductive technologies include embryo screening testing, genetic counseling and management of storage options. CooperSurgical competes with a large number of competitors in the fertility market including Vitrolife, FujiFilm-Irvine Scientific, Cook, Hamilton Thorne, Natera and Invitae.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperSurgical competes in the Intrauterine Device (IUD) contraceptive market. PARAGARD is the only FDA approved non-hormonal IUD option in the United States and has a 10-year use indication. In the United States, where all IUDs within the Long-Acting Reversible Contraceptive (LARC) space are regulated as drug products, we compete with manufacturers of hormonal IUDs including Bayer and AbbVie Allergan and manufacturers of other forms of birth control. Outside of the United States, non-hormonal IUDs are typically regulated as devices and are sold by a number of manufacturers. Currently, PARAGARD is not sold outside of the United States.

RESEARCH AND DEVELOPMENT

The Company employs approximately 300 people in research and development. CooperVision's product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, engineering, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs and manufacturing technology, along with improving formulations and existing products.

CooperSurgical conducts research and development in-house and has consulting agreements with external specialists in software, hardware and electrical engineering, genetic science and embryology. CooperSurgical's research and development activities include the design and improvement of surgical procedure devices, the advancement and expansion of CooperSurgical's portfolio of assisted reproductive technology (ART) products, genetic screening and testing, as well as products within the general OB/GYN offerings.

GOVERNMENT REGULATION

Medical Device Regulation in the United States

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

Device Classification

The FDA classifies medical devices into one of three classes—Class I, II or III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure its safety and effectiveness. Both CooperVision and CooperSurgical develop and market medical devices subject to different levels of FDA regulation depending on the classification of the device. Class III devices, such as flexible and extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require lower levels of regulation. The majority of CooperSurgical's products are Class II devices.

Class I devices are devices with the lowest risk and are those for which safety and effectiveness can be assured by adherence to the FDA's general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA's Quality System Regulation (QSR), facility

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and regulation, has 180 days to review an accepted PMA application, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information, including clinical data, non-clinical data or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant's response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within 180 days after the FDA issues such request. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR, which, among other things requires manufacturers to implement and follow elaborate design, testing, control, documentation and other quality assurance procedures in the device design and manufacturing process.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA application with post-

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. The FDA may also condition approval of a PMA application on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Clinical Trials for Medical Devices

A clinical trial is almost always required to support a PMA application and is sometimes required to obtain clearance of a 510(k) premarket notification. These trials may require submission of an application for an investigational device exemption (IDE) to the FDA depending on the device. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. If the device presents a “significant risk” to human health, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application, which includes a clinical study protocol, must be supported by appropriate data, such as animal and laboratory testing results, showing that the potential benefits of testing the device in humans and the importance of the knowledge to be gained outweighs the risks to human subjects from the proposed investigation that the testing protocol is scientifically sound and there is reason to believe that the device as proposed for use will be effective. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. The IRB is responsible for the initial and continuing review of the study, and may pose additional requirements for the conduct of the study. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, we are required to comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting, record keeping and prohibitions on the promotion of investigational devices or making safety or efficacy claims for them. We are also responsible for the appropriate labeling and distribution of investigational devices.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Even under its current enforcement discretion policy, the FDA has issued warning letters to IVD manufacturers for commercializing laboratory tests that were purported to be LDTs but that the FDA alleged failed to meet the definition of an LDT or otherwise were not subject to the FDA’s policy on enforcement discretion because they presented a potential safety risk. Additionally, the FDA could change its policy of enforcement discretion for LDTs, even without legislation. For example, in recent years, the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. Specifically, on July 31, 2014, the FDA notified Congress of its intent to modify, in a risk-based manner, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, the FDA issued two draft guidance documents entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for LDTs,” or the Reporting Guidance. The Framework Guidance stated that FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the classification of medical devices generally in Classes I through III. The Reporting Guidance would have further enabled the FDA to collect information regarding the LDTs currently being offered for clinical use through a notification process, as well as to enforce its regulations for reporting safety issues and collecting information on any known or suspected adverse events related to the use of an LDT. The FDA halted finalization of this guidance in November 2016 to allow for further public discussion on an appropriate oversight approach for LDTs and to give congressional authorizing committees the opportunity to develop a legislative solution. In January 2017, the FDA issued a discussion paper on possible approaches to LDT regulation.

Legislative and administrative proposals proposing to amend the FDA’s oversight of LDTs have been introduced in recent years and we expect that new legislative and administrative proposals will continue to be introduced from time to time. For example, key congressional committees with jurisdiction over FDA matters have indicated an interest in continuing negotiations on potential legislation regarding

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

LDTs. In March 2020, the VALID Act was introduced in the House and an identical version of the bill was introduced in the U.S. Senate. If passed in its current form, the VALID Act would create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs. As proposed, the bill would establish a risk-based approach to imposing requirements related to premarket review, quality systems, and labeling requirements on all IVCTs, including LDTs, but would create exemptions for certain LDTs marketed before the effective date of the bill (though other regulatory requirements may apply, such as registration and adverse event reporting). In June 2021, a revised version of the VALID Act was reintroduced in both the House and the Senate. It is unclear whether the VALID Act or any other legislative proposals (including any proposals to reduce FDA oversight of LDTs) would be passed by Congress or signed into law by the President. Depending on the approach adopted under any potential legislation, certain LDTs could become subject to some form of premarket review, potentially with a transition period for compliance and a grandfathering provision. Moreover, in August 2020, the U.S. Department of Health and Human Services issued a rescission order stating that the FDA will not require premarket review of LDTs absent changes in policy implemented through formal notice-and-comment rulemaking procedures. The degree to which this rescission order will affect FDA’s enforcement discretion policy or its oversight over LDTs remains unclear.

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

Pharmaceutical Regulation in the United States

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Foreign Regulation

Health authorities in foreign countries regulate Cooper's clinical studies and medical device sales. The regulations vary widely from country to country. Even if the FDA has cleared or approved a product in the United States, the regulatory agencies or notified bodies in other countries must approve or certify new products before they may be marketed there. The time required to obtain approval or certification in another country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union (EU), United States, Canada and various other industrialized countries. Japan has one of the most rigorous regulatory systems in the world and requires in-country clinical trials. The Japanese quality and regulatory standards remain stringent even with the more recent harmonization efforts and updated Japanese regulations. China is also updating its regulations and is requiring rigorous in-country product testing. These regulatory procedures require a considerable investment in time and resources and usually result in a substantial delay between new product development and marketing. If the Company does not maintain compliance with regulatory standards or if problems occur after marketing, product approval may be withdrawn.

In addition to FDA regulatory requirements, CooperVision maintains ISO 13485 certification and CE Mark approvals for its products and CooperSurgical maintains ISO 13485 certification for medical devices and ISO 15189 certification for the Genomics laboratories. A CE Mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements. These quality programs and approvals are required by the European Medical Device Regulation and must be maintained for all products intended to be sold in the European market. The ISO 13485 Quality Measurement System registration is now also required for registration of products in Asia Pacific and Latin American countries. In order to maintain these quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of its quality systems and procedures.

Regulation of Medical Devices and In Vitro Diagnostic Medical Devices in the European Union

The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigations, conformity assessment, labeling and adverse event reporting for medical devices (including in vitro diagnostic medical devices (IVDs)).
In the EU, until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC, or the EU Medical Devices Directive, which has been repealed and replaced by Regulation (EU) No 2017/745 (the EU MDR). Unlike directives, regulations are directly applicable in all EU member states without the need for member states to implement into national law. IVDs are currently regulated by the EU In Vitro Diagnostic Medical Devices Directive (Directive 98/79/EC) (the IVDD). However, on April 5, 2017, Regulation (EU) 2017/746 of the European Parliament and of the Council on IVDs and repealing Directive 98/79/EC and Commission Decision 2010/227/EU (the EU IVDR) was adopted to establish a modernized and more robust EU legislative framework, with the aim of ensuring better protection of public health and patient safety. The EU IVDR will become applicable five years after publication (on

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

May 26, 2022). However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the EU IVDR to prevent disruption in the supply of IVDs. Consequently, if the European Parliament and Council adopt the proposed regulation, the EU IVDR will fully apply on May 26, 2022, but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

Both the EU MDR and IVDR seek to:

•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•establish explicit provisions on importers’ and distributors’ obligations and responsibilities;
•impose an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•set up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthen rules for the assessment of certain high-risk devices that may have to undergo an additional check by experts before they are placed on the market.

In the EU, there is currently no premarket government review of medical devices (including IVDs). However, all medical devices (including IVDs) placed on the EU market must respectively meet general safety and performance requirements for medical devices and essential requirements for IVDs, including that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

Compliance with the essential or general safety and performance requirements is a prerequisite for European Conformity Marking, or CE Mark, without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the essential or general safety and performance requirements medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I) or general IVDs, where the manufacturer can self-assess the conformity of its products with the essential or general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects of a medical device), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (notified body must presume that quality systems which implement the relevant harmonized standards—ISO 13485:2016 for Quality Management Systems—conform to these requirements). If satisfied that the relevant product conforms to the essential or general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).
All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (FSCAs) must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.

The advertising and promotion of medical devices is subject to some general principles set forth by EU directives. Only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at the national level. EU member states laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers, and if such issues cannot be resolved to their satisfaction can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

Both CooperVision and CooperSurgical have been actively deploying regulatory and compliance initiatives designed to allow the continued ability to sell and market their respective products in the EU under the EU MDR and IVDR.

Regulation of Laboratory Developed Tests in the European Union

In the EU, laboratory developed tests (LDTs) are exempt from the regulations that govern medical devices and IVDs under certain conditions. According to Article 1(5) of the IVDD, “[this Directive] shall not apply to devices manufactured and used only within the same health institution and on the premises of their manufacture or used on premises in the immediate vicinity without having been transferred to another legal entity.” Article 1(5) further provides that this exemption does not affect the right of an EU member state from imposing “appropriate protection requirements.” In order to fall within this exemption under the IVDD, medical devices, including laboratory developed tests, must be designed and used within such health institution (which may include hospitals, laboratories and public health institutions that support the healthcare system and/or address patient needs but do not treat or care for patients directly) on a non-industrial scale, without being released into the market. However, the legal framework for applying the exemption under the IVDD to laboratory developed tests is not entirely clear, as the IVDD does not specify what non-industrial scale would be.

When the EU IVDR comes into effect, it may provide greater clarity on the regulation of LDTs. Under the EU IVDR, the general safety and performance requirements set out in Annex I of the EU IVDR are also applicable to devices manufactured and used only within health institutions. Manufacturers of such devices are required to demonstrate conformity with the general safety and performance requirements set out in Annex I of the EU IVDR through performance evaluations in accordance with Article 56 of the EU IVDR and the manufacturer’s quality management system framework.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

The EU IVDR provides that the relevant general safety and performance requirements set out in Annex I of the EU IVDR do not generally apply to devices manufactured and used only within health institutions established in the EU, provided that the conditions set out in Article 5 of the EU IVDR are met. Under the EU IVDR, health institutions may manufacture, modify and use medical devices within such institutions, thereby addressing the specific needs of target patient groups on a non-industrial scale. Under such circumstances, where the LDTs are manufactured and used strictly within health institutions (which may include hospitals, laboratories, public health institutions that support the healthcare system and/or address patient needs but do not treat or care for patients directly), LDTs would continue to be exempt from regulation. However, compared to the previous regulatory regime, the exemptions for LDTs will, overall, be narrowed, as even in relation to LDTs, health institutions, among others, are required to provide information upon request on the use of such devices to their competent authority and each health institution will have to draw up a declaration which it will make publicly available. If these conditions are not met and/or diagnostic tests are manufactured and used only within health institutions but “on an industrial scale,” such tests will qualify as in vitro diagnostic medical devices with the full applicability of the EU IVDR. LDTs regulated by the EU IVDR will be subject to conformity assessments and inspections by the relevant competent authority, who will also review the declarations and statements made by the health institutions in relation to their LDTs. Our current and future tests will need to be analyzed as to whether any or all of them would qualify for an exemption under Article 5 of EU IVDR or otherwise. We will be required to comply with various certification and documentation criteria, and we may be subject to conformity assessments and inspections. Given that the EU IVDR has not yet come into effect, it remains to be seen how it, and particularly the exemptions it grants under Article 5 of EU IVDR, may be further interpreted and clarified in the future.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

The Impact of Brexit

The EU IVDR will not be applicable in Great Britain (England, Scotland and Wales) due to Brexit. Existing EU directives governing all medical devices, including in vitro diagnostic medical devices have been given effect in domestic law through the Medical Devices Regulations 2002 (SI 2002 No 618, as amended). This means that from January 1, 2021, the Great Britain route to market is still based on the requirements derived from the pre-existing EU legislation. As a standalone regulatory body, the Medicines and Healthcare products Regulatory Agency (MHRA) is responsible for regulating medical devices in Great Britain. The MHRA may choose to align with the EU IVDR going forward with respect to LDTs, respectively, or retain regulatory flexibility through domestic legislation which will continue to be monitored. The UK government has introduced a new Medicines and Medical Devices bill which allows the secretary of state to amend or supplement the Medical Devices Regulations 2002 (SI 2002/618). In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

CE Marks issued by EU-recognized notified bodies will continue to be valid in Great Britain, until June 30, 2023. For medical devices placed on the Great Britain market after this period, the UK Conformity Assessment (UKCA) marking will be mandatory. The EU no longer recognizes conformity assessment activities performed by UK notified bodies for medical devices placed on the market since January 1, 2021. Notified bodies must be located in an European Union member state, or territory where there is a mutual recognition agreement (MRA); there is currently no such MRA between the UK and the EU.

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

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996 also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, the federal government, as part of the Patient Protection and Affordable Care Act (the ACA), as well as certain state governments have enacted laws aimed at increasing transparency in relationships between medical device companies and health care professionals. We are now required by the federal Physician Payments Sunshine Act and similar state and foreign laws to report annually many types of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

payments made and items of value provided to licensed health care professionals and teaching hospitals, as well as certain ownership and investment interests held by physicians (as defined by statute) and their immediate family members. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and tracking and/or require the reporting of gifts, compensation and other remuneration to physicians. In addition, certain foreign jurisdictions have adopted, or are currently acting to implement, similar laws.
In the EU, many member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices (including IVDs), in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities. In addition, many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

In international markets including the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be covered for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. For example, in the EU, member states impose controls on whether products are reimbursable by national or regional health service providers and on the prices at which devices are reimbursed under state-run healthcare schemes. More and more, local, product specific reimbursement law is applied as an overlay to medical device regulation, which has provided an additional layer of clearance requirement.

Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. Passed in March 2010, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical, medical device and clinical laboratory industries. Among other things, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court rejected a challenge by a group of states and individuals to the constitutionality of the ACA. However, it is still unclear how other efforts to challenge, repeal or replace the ACA will impact the law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of the temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In addition, certain state and non-U.S. laws, such as the EU General Data Protection Regulation (GDPR), govern the privacy and security of personal data, including health-related data in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA and the UK. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Indeed, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. However, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers starting September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Additionally, following the UK’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into the UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of annual global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to long term, and how data transfers to and from the UK will be regulated in the long term.

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

DEPENDENCE ON CUSTOMERS

No customer accounted for 10% or more of our consolidated net revenue in fiscal 2021 and 2020. See Note 13. Business Segment Information of the Consolidated Financial Statements for additional information.

GOVERNMENT CONTRACTS

Neither of our business units is materially subject to profit renegotiation or termination of contracts or subcontracts at the election of the United States government.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

In addition, the Company continues to monitor and comply with environmental health and safety regulations in countries in which it operates throughout the world, in particular, EU and China Restrictions on the use of certain Hazardous Substances in electrical and electronic equipment (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemical substances (REACH).

HUMAN CAPITAL RESOURCES

As of October 31, 2021, we had a workforce of more than 12,000. We believe we have good relations with our workforce. Our employees are located around the world, with 48% in Americas, 47% in EMEA and 5% in Asia Pacific. Human capital management areas of focus include a people-focused culture; embedding diversity and inclusion; fostering an environment of health, safety, and well-being; investing in and developing our employees through training and engagement. In addition, we regularly conduct an employee survey to gauge employee engagement.

The Chart below shows percentage of employees located in Americas, EMEA and Asia Pacific as of October 31, 2021.

Additional information is included in our annual ESG Report (located on our website at www.coopercos.com/esg-report-2020). Information on our website, including the ESG Report, shall not be deemed incorporated by reference into this Annual Report.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

NEW YORK STOCK EXCHANGE CERTIFICATION

We submitted our 2021 annual Section 12(a) CEO certification with the New York Stock Exchange. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K for the year ended October 31, 2021, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is http://www.coopercos.com. The information on the Company's website is not part of this or any other report we file with, or furnish to, the Securities and Exchange Commission (SEC). Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on our website as soon as reasonably practicable. The SEC maintains a website that contains such reports, proxy and information statements and other information whose Internet address is http://www.sec.gov. The Company's Corporate Governance Principles, Code of Conduct and charters of each standing committee of the Board of Directors are also posted on the Company's website.

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

The COVID-19 pandemic has negatively impacted business and healthcare activity globally and has created significant volatility, uncertainty and economic disruption within the markets in which we operate. The pandemic has adversely affected and is likely to further adversely affect nearly all aspects of our business and markets, including our sales, operations, cash flow and workforce and the operations of our customers, suppliers, vendors and business partners. Among other things, many optical practitioners and retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures in response to the pandemic, and many customers that have reopened are experiencing reduced patient visits, which has resulted in reduced demand for and sales of our products and services.

If the COVID-19 pandemic continues and conditions worsen, our results of operations, cash flow and financial condition could be materially adversely affected in numerous ways, including, but not limited to, decreased net sales from sales of our products and services due to customer facility closures, restricted access and reduced patient visits, exams and elective medical procedures; disruption in the manufacture and distribution of our products, including increased manufacturing and distribution costs, reduced manufacturing capacity and inadequate inventory levels; increased risk of inventory that may expire; write-offs or obsolescence of inventory, equipment or other assets; disruptions to or increased costs from our raw material and product suppliers and broader supply chain and distribution systems; delays in our clinical trials which could negatively impact our new product pipeline milestones and regulatory clearances, approvals or certifications; extended delays in or defaults on payments of outstanding receivables; insolvency of customers, suppliers, vendors and business partners; an inability to access lending, capital markets and other sources of liquidity when needed on reasonable terms or at all; an inability to comply with financial covenants in our debt agreements; and future restructuring, impairment and other charges.

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

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America and Europe. Over half of our net sales for the fiscal years ended October 31, 2021 and 2020, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

•we may find it difficult to manage the effects of the ongoing COVID-19 pandemic on our ability to operate internationally and for our employees to travel internationally;
•we may have difficulty enforcing intellectual property rights in some foreign countries;
•we may have difficulty gaining market share in countries such as Japan and China because of regulatory restrictions and customer preferences;
•we may find it difficult to grow in emerging markets such as China, India, Russia, Brazil and other developing nations due to, among other things, customer acceptance, undeveloped and/or unfamiliar distribution channels, regulatory restrictions and changes, and business knowledge of these new markets;
•foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including the tariffs enacted by the Chinese government on certain U.S. goods, the scope and duration of which remain uncertain;
•we may find it difficult to comply with a variety of United States and foreign legal, compliance and regulatory requirements such as the Foreign Corrupt Practices Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the United Kingdom Bribery Act, international data security and privacy laws, EU MDR and IVDR;
•we may find it difficult to manage a large organization spread throughout various countries;
•fluctuations in currency exchange rates could adversely affect our results;
•foreign customers may have longer payment cycles than customers in the United States;
•failure to comply with United States Department of Commerce and other nations' import-export controls may result in fines and/or penalties;
•general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries or not be favorable to our growth strategy;
•natural disasters, pandemics such as COVID-19, war, terrorism, labor disruptions and international conflicts may cause significant economic disruption and political and social instability, resulting in decreased demand for our products, adversely affecting our manufacturing and distribution capabilities, or causing interruptions in our supply chain;
•foreign governments may adopt regulations, including those similar to the EU MDR and IVDR or take other actions that would have a direct or indirect adverse impact on our business and market opportunities, including but not limited to increased enforcement of potentially conflicting and ambiguous anti-bribery laws;
•we may have difficulty enforcing agreements and collecting receivables through some foreign legal systems; and
•we may be subject to unforeseen economic or political events in certain countries that may have an impact on our customers' ability or preferences to buy our products.

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

Over the last few years in the United States and globally, market and economic conditions have been challenging, particularly in light of the COVID-19 pandemic. Foreign countries, in particular the Euro zone, have experienced recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues.

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

Global markets continued to face threats and uncertainty during fiscal 2021. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. If our customers’ financial conditions are adversely affected, customers may reduce their purchases of our products or we may not be able to collect accounts receivable, each of which could have a material adverse impact on our business operations or financial results. Our global business may be affected by local economic conditions, including inflation, increasing labor costs, recession, and currency exchange rate fluctuations, which may adversely affect the cost to manufacture and provide our products and services and the demand for such products and services. There is no guarantee that we will be able to fully absorb any such additional costs in the prices for our products and services.

CooperVision and CooperSurgical are encountering consolidation in their customer bases and emergence of more centralized large customer groups and retail chains. Due to this trend, global and regional key account customers now represent a larger proportion or concentration of our business and any disruption to these relationships may have a material adverse impact on our business, financial condition and results of operations.

Acquisitions that we have made and may make in the future involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, we intend to continue to consider acquiring complementary technologies, products and businesses. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or impairments of goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. In fiscal 2021, CooperVision acquired a privately held medical device company and a privately-held UK contact lenses manufacturer. In fiscal 2020, CooperVision acquired a privately-held U.S. contact lens manufacturer focusing on ortho-k lenses. In fiscal 2021, CooperSurgical acquired three privately-held medical device companies and one privately-held IVF cryo-storage software solutions company. In fiscal 2020, CooperSurgical acquired a privately-held distributor of IVF medical devices and systems. Risks we could face with respect to these acquisitions include:

•failure to successfully obtain the anticipated revenues, margins and earnings benefits;
•difficulties in, and expenses related to, the integration of the operations, technologies, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures and other regulatory compliance procedures, including but not limited to third-party compliance and due diligence;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•increased leverage and the risk of lack of access to available financing, including financing for the acquisition or refinancing of debt owed by us on a timely basis and on reasonable terms;
•risks of entering markets in which we have no or limited prior experience;
•potential loss of employees;
•an inability to identify and consummate future acquisitions on favorable terms or at all;
•diversion of management's attention away from other business concerns;
•risks of the acquired company’s noncompliance with applicable laws or regulations;
•expenses of any undisclosed or potential liabilities, contingent liabilities or indemnification obligations of the acquired company;
•expenses, including restructuring expenses, to shut-down our own locations or terminate our employees;
•application of and compliance with new and unfamiliar regulatory frameworks such as pharmaceutical regulation applicable to our PARAGARD IUD;
•Failure to successfully obtain or maintain reimbursements under the third-party payor plans, including but not limited to governmental programs, due to complex reporting and payment obligations;
•a dilution of earnings per share; and
•risks inherent in accounting allocations and the risk that we are required to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period.

The UK’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

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

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities, whether due to the effects of the COVID-19 pandemic and related work stoppages, technical or labor difficulties, integration difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMP) or similar foreign requirements or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete. Conversely, constrained, excess or idle capacity, which could result from acquisitions, unexpected demand, inaccurate sales forecasting or unexpected manufacturing efficiencies, could significantly impact our profitability, capital investments, customer service levels and near-term financial condition.

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in Costa Rica, Hungary, Puerto Rico, the United Kingdom and the United States, with other smaller locations also existing in multiple locations around the world. CooperSurgical manufactures the majority of its products in Costa Rica, the United Kingdom and the United States, with other smaller locations also existing in multiple locations around the world. In November 2017, CooperSurgical purchased a manufacturing facility in Costa Rica to consolidate a portion of global manufacturing. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to obtain required regulatory approvals, validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of Belgium, Hungary, the United Kingdom and the United States and various smaller international distribution sites. CooperSurgical's products are primarily distributed out of its facilities in the United States and the Netherlands. Any prolonged disruption in the operations of our existing distribution facilities, whether due to technical or labor difficulties, challenges related to system implementation, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.

Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Our supply chain and our cost of goods also may be negatively impacted by unanticipated price increases due to factors such as inflation, including wage inflation, or to supply restrictions beyond our control or the control of our suppliers.

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

We also may seek to enforce our intellectual property rights on others through litigation. Our claims, even if meritorious, may be found invalid or inapplicable to a party we believe infringes or has misappropriated our intellectual property rights. In addition, litigation can:

•be expensive and time consuming to prosecute or defend;
•result in a finding that we do not have certain intellectual property rights or that such rights lack sufficient scope or strength;
•divert management's attention and resources; or
•require us to license our intellectual property.

We have applied for patent protection in the United States, the United Kingdom and other foreign jurisdictions relating to certain existing and proposed processes and products. We cannot assure that any of our patent applications will be approved. Patent applications in the United States, the United Kingdom and other foreign jurisdictions are maintained in secrecy for a period of time, which may last until patents are issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We also cannot assure that we will have adequate resources to enforce our patents.

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

Significant litigation regarding intellectual property rights exists in our industries. For example, CooperVision in the past faced significant patent litigation over its silicone hydrogel contact lens products. Third parties have made, and may make in the future, claims of infringement against us or our contract manufacturers in connection with the use of our technology. Any claims, even those without merit, could:

•be expensive and time consuming to defend;
•cause us to cease making, licensing or selling products that incorporate the challenged intellectual property;
•require us to redesign or re-engineer our products, if feasible;
•divert management's attention and resources; or
•require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product, component or process.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Certain of our proposed products have not yet been clinically tested or commercially introduced, and we cannot assure that any of them, assuming they receive necessary regulatory approvals or certifications, will achieve market acceptance or generate operating profits. The development of a market for our products may be influenced by many factors, some of which are out of our control, including:

•acceptance of our products by eye care and health care practitioners;
•the cost competitiveness of our products;
•consumer reluctance to try and use a new product;
•regulatory and legislative requirements;
•adequate coverage and reimbursement by third-party payors;
•the earlier release of competitive products, such as new silicone hydrogel products, into the market by our competitors; and the emergence of newer and more competitive products.

We operate in the highly competitive health care industry and there can be no assurance that we will be able to compete successfully.

Each of our businesses operates within a highly competitive environment. In our soft contact lens business, CooperVision faces intense competition from competitors' products, in particular silicone hydrogel contact lenses, and may face increasing competition as other new products enter the market. Our largest competitors in the contact lens business, Johnson & Johnson Vision Care, Inc., Alcon Inc. and Bausch Health Companies Inc. may have substantially greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and/or larger manufacturing volumes than CooperVision. They offer competitive products and differentiated materials, plus a variety of other eye care products including lens care products and ophthalmic pharmaceuticals, which may give them a competitive advantage in marketing their lenses. The market for contact lenses is intensely competitive and is characterized by declining sales volumes for older product lines and growing demand for silicone hydrogel-based products. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully, on a timely basis in the Americas, EMEA and Asia Pacific, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

capabilities and our ability to secure adequate supply of materials used in production at reasonable costs. Our failure to respond to competitive pressures in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

In the women's health market, competitive factors include technological and scientific advances, product quality, access to local markets based on regulatory clearances, price and effective communication of product information to physicians, hospitals, patients and IVF clinics. CooperSurgical competes with a number of manufacturers in each of its family health care market areas, some of which have substantially greater financial and personnel resources and sell a much broader range of products, which may give them an advantage in marketing competitive products.

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

Product innovations are important in the industry in which we operate, and we face the risk of product obsolescence if we are unable to develop new products or gain regulatory approvals or certifications or if our competitors introduce new products.

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the health care industry in which CooperSurgical competes. CooperVision, both internally and externally with third parties, invests in new product development, including the development of silicone hydrogel-based contact lenses. While much of CooperVision’s research and development activities are performed internally, it also uses external research and development investment in collaborations and joint development with third parties. CooperSurgical has historically purchased, leveraged or licensed the technology developments of others. CooperSurgical also has invested in expanding the internal research and development function with the goal of organic growth and to complement our acquisitions strategy. Research and development time commitments, higher feasibility risk with longer term projects, greater dependence on, and reduced control over, third-party deliverables, the cost of obtaining necessary regulatory approval or certification and other costs related to product innovations can be substantial.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

There can be no assurance that we will successfully obtain necessary regulatory approvals, certifications or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval or certification. In addition, our competitors may have developed or may in the future develop new products or technologies, such as contact lenses with anti-microbial or anti-allergenic features, or “smart” contact lenses which incorporate electronics that could lead to the obsolescence of one or more of our products. Competitors may also introduce new uses for contact lenses, such as for drug delivery or the control of myopia. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition and results of operations.

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

We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, regulations enacted in the European Union such as the Registration, Evaluation, Authorization and Restriction of Chemical Substances, which requires the registration of and regulates use of certain chemicals, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, which regulates the use of certain hazardous substances in certain products our CooperSurgical division manufactures. These and similar legislation that has been or is in the process of being enacted in Japan, China and various states of the U.S. may require us to re-design certain products to ensure compliance with the applicable laws and regulations.

Environmental, social and corporate governance (ESG) issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.

Customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, energy and water use, plastic waste and other sustainability concerns. Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Changing

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

customer and consumer preferences or increased regulatory requirements may result in increased demands or requirements regarding plastics and packaging materials, including single-use and non-recyclable plastic products and packaging, other components of our products and their environmental impact on sustainability, or increased customer and consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of substances present in certain of our products. Complying with these demands or requirements could cause us to incur additional manufacturing, operating or product development costs.

If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, and customers and consumers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of individually identifiable information, including protected health information (PHI). For example, HIPAA establishes national privacy and security standards for protection of PHI by covered entities, such as our genetics testing subsidiaries, and the business associates with whom such entities contract for services, including another one of our subsidiaries, Eye Care Prime LLC, which offers value-added software solutions for eye care professionals. HIPAA requires both covered entities and business associates to develop and maintain policies and procedures for PHI that is used or disclosed, and to adopt administrative, physical and technical safeguards to protect PHI. When we are acting as a business associate, our clients that are covered entities are mandated by HIPAA to enter into written agreements with us - known as business associate agreements - that require us to safeguard PHI in accordance with HIPAA. Our genetics testing subsidiaries are likewise required to enter into business associate agreements with any of their business associates.

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

We are also subject to laws and regulations in countries other than United States covering data privacy and the protection of health-related and other personal information. EU and EEA member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the GDPR went into effect on May 25, 2018, and imposes stringent operational requirements for processors and controllers of personal data of individuals within the EEA, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, mandatory data breach notification requirements, handling data subject access requests and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. In addition, countries of the EEA may impose further obligations relating to the processing of genetic, biometric or health data, which could further add to our compliance costs and limit how we process this information. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Indeed, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses, in relation to relevant existing contracts and certain additional contracts and arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. For example, Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Additionally, following the UK’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into the UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of annual global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term, which exposes us to further compliance risk. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and could in turn have a material adverse effect on our business.

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

The ACA made extensive changes to the delivery of health care in the United States. Among the provisions of the ACA, of greatest importance to the medical device industry and pharmaceutical industry are the following:

•Establishment of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•Payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services through bundled payment models;
•Creation of the Independent Payment Advisory Board which has authority to recommend certain changes to reduce Medicare spending and those recommendations could have the effect of law even if Congress doesn't act on the recommendations;
•Establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•An increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively.

These measures could result in decreased net revenues or increased expenses from our fertility, office and surgical products and decrease potential returns from our development efforts. There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect until 2030, with the temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. In addition, the Medicare Access and CHIP Reauthorization Act of 2015, among other things, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We may be subject to various federal, state and foreign laws pertaining to health care fraud and abuse, including anti-kickback, physician self-referral false claims and physician payment transparency laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including our commercial laboratory operations and how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;

•the federal physician self-referral prohibitions, commonly known as the Stark Law, which generally prohibit entities from billing a patient or the Medicare or Medicaid programs for certain designated health services, including clinical laboratory services, when the physician ordering the service, or any member of such physician’s immediate family, has a financial interest, such as an ownership or investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition. These prohibitions apply regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;

•the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•the federal Health Insurance Portability and Accountability Act of 1996, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such healthcare professionals and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers and self-pay patients; some state laws that require biotechnology companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws that require the registration of sales representatives.

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

Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances, approvals or certifications for our products or to manufacture, market or distribute our products after clearance or approval is obtained.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

In addition, the EU landscape concerning medical devices (including IVDs) is evolving. A new set of two EU regulations have been adopted on April 5, 2017. On May 25, 2017, the EU MDR entered into force, which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. As to the EU IVDR, it will become applicable five years after publication (on May 26, 2022). However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the EU IVDR to prevent disruption in the supply of IVDs. Consequently, if the European Parliament and Council adopt the proposed regulation, the EU IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. Both regulations have been adopted to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices (including IVDs) and ensure a high level of safety and health while supporting innovation. The new regulations seek to:
•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•establish explicit provisions on importers’ and distributors’ obligations and responsibilities;
•impose an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•set up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthen rules for the assessment of certain high-risk devices that may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an effect on the way we intend to develop our business in the EU and EEA. For example, as a result of the transition towards the new regimes, notified body review times have lengthened, and product introductions could be delayed or canceled. Additionally, only a few notified bodies have been designated for IVDR certification, which could adversely affect our ability to grow our business.

The EU-UK Trade and Cooperation Agreement (TCA) came into effect on January 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the EU MDR will not be implemented in the United-Kingdom, and previous legislation that mirrored the EU MDR in the UK law has been revoked. The regulatory regime for medical devices in Great Britain (England, Scotland and Wales) will continue to be based on the requirements derived from current EU legislation, and Great Britain may choose to retain regulatory flexibility or align with the EU MDR going forward. CE markings

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

will continue to be recognized in the United-Kingdom, and certificates issued by EU-recognized notified bodies will be valid in Great Britain, until June 30, 2023. For medical devices placed on the market in Great Britain after this period, the UK Conformity Assessment (UKCA) marking will be mandatory. In contrast, UKCA marking and certificates issued by UK notified bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). For medical devices that are locally manufactured but use components from other countries, the “rules of origin” criteria will need to be reviewed. Depending on which countries products will be ultimately sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain. These modifications may have an effect on the way we intend to conduct our business in these countries.

Our medical device products are subject to reporting requirements and recalls, even after receiving regulatory clearance, approval or certification, which could harm our reputation, business and financial results.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

injunctions, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

Our failure to comply with regulatory requirements or to receive regulatory clearance, approval or certification for our products or operations could adversely affect our business.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

In order to sell our products in the EU, our products must respectively comply with general safety and performance requirements of the EU MDR and essential requirements of the IVDD. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (CE) Mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements or the essential requirements laid down in the Annexes to the EU MDR and IVDD including that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I) or general IVDs, where the manufacturer can self-assess the conformity of its products with the essential or general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects of a medical device), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (notified body must presume that quality systems which implement the relevant harmonized standards—ISO 13485:2016 for Quality Management Systems—conform to these requirements). If satisfied that the relevant product conforms to the essential or general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to remain in compliance with applicable EU laws, directives or regulations, we would be unable to continue to affix the CE Mark to our products, which would prevent us from selling them within the EU and EEA.

The EU regulatory landscape concerning medical devices (including IVDs) is evolving and the new requirements may have a significant effect on the way we conduct our business in the EU and the EEA (see Risk Factor - "Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances, approvals or certifications for our products or to manufacture, market or distribute our products after clearance or approval is obtained").

From January 1, 2021 onwards, the MHRA becomes the sovereign regulatory authority responsible for Great Britain (England, Scotland and Wales) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers will be given a grace period of four to 12 months to comply with the new registration process) before being placed on the Great Britain market. The MHRA will only register devices where the manufacturer or their UK Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK will need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UKCA Mark but CE Marks issued by

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA Mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA Mark to our products, without which they cannot be sold or marketed in Great Britain.

Development and marketing of our products are subject to strict governmental regulation by foreign regulatory agencies, and failure to receive, or delay in receiving, foreign qualifications or certifications could have a material adverse effect on our business.

In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, the reporting of certain payments to health care practitioners in certain markets (for example, the French anti-gift legislation), duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA.

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

Increased regulatory scrutiny of genetic testing may adversely affect our business through increased costs and risks associated with gaining marketing approvals or certifications and potential decreased demand for our genetic testing services.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

In addition, changes in the way the EU regulates LDTs could result in additional expenses for offering our current and any future tests or possibly delay or suspend development or commercialization of such tests. In the EU, LDTs are exempt from the regulations that govern medical devices and in vitro diagnostic medical devices under certain conditions. The IVDD currently governs the exemptions applicable to LDTs. However, the EU regulatory landscape is evolving, and when the EU IVDR becomes applicable on May 26, 2022, the general safety and performance requirements set out in Annex I will also be applicable to devices manufactured and used only within health institutions. The exemptions provided under the EU IVDR for LDTs remain to be further interpreted and clarified. If our tests do not qualify for an exemption, we may be subject to the full application of the EU IVDR with respect to some or all of our existing, as well as future, tests, and we would be required to expend additional time and resources to complying with the requirements of the EU IVDR.

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

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, a state license or accreditation, could have a material and adverse effect on our diagnostic testing business, operating results and financial condition. The Centers for Medicare & Medicaid Services (CMS) also has the authority to impose a wide range of sanctions, including revocation of the CLIA certification along with a bar on the ownership or operation of a CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we were to lose our CLIA certification or required state licensure, we would not be able to operate our clinical laboratory and conduct our tests, in full or in particular states, which would adversely impact our diagnostic testing business, operating results, and financial condition.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Disruptions at the FDA and other government agencies or notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA, foreign agencies and notified bodies to review and clear, approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and medical devices or modifications to cleared or approved drugs and medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. On May 5, 2021, the FDA announced its intention to review its inspectional approaches and to establish an agency-wide FDA Inspectional Affairs Council that will plan and coordinate inspectional activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU MDR and IVDR. Only a few notified bodies have been designated so far, but the COVID-19 pandemic has significantly slowed down their designation process. Without IVDR designation, notified bodies may not yet start certifying devices in accordance with the new Regulation. As only a few notified bodies have been IVDR-designated, they are facing a heavy workload and their review times have lengthened. Even though a number of notified bodies have been MDR-designated, they are also facing a similar situation. This situation could impact the way we conduct our business in the EU and the EEA.

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

Determination of the effective tax rate and evaluation of tax positions is uncertain with rapidly changing enactment, interpretation, and enforcement of tax laws in the US and foreign jurisdictions. When tax matters arise, several years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter in any of the jurisdictions in which we operate could increase the effective tax rate, which would have an adverse effect on our operating results. Any resolution of a tax matter may require the use of cash in the year of resolution.

Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where we have higher statutory rates or lower than anticipated in countries where we have lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations of those laws. We are also subject to the examination of our tax filings by US and foreign tax authorities and the outcome of these examinations could have an adverse effect on our operating results and financial condition.

We operate globally and changes in tax laws could adversely affect our results.

We are subject to income taxes in the US and foreign jurisdictions. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in jurisdictions with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions.

We are subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or change in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position.

Our tax provision could also be impacted by changes in accounting guidance, and changes in US or foreign tax laws. In addition, government agencies in foreign jurisdictions where we and our affiliates do business and the Organization for Economic Co-operation and Development (OECD), have recently focused on issues related to the taxation of multinational corporations. One example is “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the US and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

other jurisdictions in which we do business could change and any such change could materially and adversely affect our business.

We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state or foreign tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

Risks Relating to Interest and Foreign Exchange Rates, Debt and Equity

Exchange rate fluctuations and foreign currency hedges could adversely affect our financial results.

As a result of our international operations, currency exchange rate fluctuations may affect our results of operations and financial position. Our most significant currency exposures are the British pound sterling, euro and Japanese yen. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent we are unable to materially offset non-functional currency flows, exchange rate fluctuations could have a positive or negative impact on our financial condition and results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings and can make it more difficult for our shareholders to understand the relative strengths or weaknesses of the underlying business on a period-over-period comparative basis. Currently we do not enter into foreign exchange agreements with financial institutions to reduce our net exposure to fluctuations in foreign currency values relative to our non-functional currency obligations or balances, and although we may enter into these types of agreements in the future, they would not eliminate that risk entirely.

We are vulnerable to interest rate risk with respect to our debt.

We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain a desired mix of fixed-rate and variable-rate debt, from time to time we may use interest rate swap agreements to fix a portion of our variable-rate debt as further described in Note 14. Financial Derivatives and Hedging of the Consolidated Financial Statements. We may not be successful in structuring such swap agreements to manage our risks effectively, which could adversely affect our business, earnings and financial condition.

The UK’s Financial Conduct Authority (FCA), which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In March 2021, the FCA confirmed its intention to stop requiring banks to submit rates required to calculate LIBOR after 2021. However, for U.S. dollar-denominated (USD) LIBOR, only one-week and two-month USD LIBOR will cease to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. We have multiple debt facilities which bear interest at a variable rate based on the Eurodollar LIBOR rate in effect from time to time. A change or transition away from LIBOR as a common reference rate in the global financial market could have a material adverse effect on our business. Our management continues to monitor the status and discussions regarding LIBOR. We do not expect a material impact on our financial statements related to this transition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

We have now and expect to continue to have a significant amount of indebtedness.

Our indebtedness could:

•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•result in greater interest rate risk and volatility;
•limit our ability to borrow additional funds; and
•make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our credit facilities under certain circumstances, or refinance our indebtedness on favorable terms or at all.

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
Item 1B. Unresolved Staff Comments.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2021. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 226,342 square feet in the United Kingdom, 164,946 square feet in Costa Rica, 63,787 square feet in Denmark, 76,778 square feet in New York and 33,630 square feet in Texas. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Square Feet	Operations
AMERICAS
United States:
California	129,540	Executive offices; CooperVision research and development and administrative offices; CooperSurgical manufacturing and office
New York	423,175	CooperVision manufacturing, sales / commercial offices, distribution and administrative offices; CooperSurgical manufacturing, office and distribution
Connecticut	301,962	CooperSurgical manufacturing, sales / commercial offices, distribution, research and development and administrative offices
Texas	36,113	CooperSurgical sales / commercial offices, manufacturing and office
Puerto Rico	527,285	CooperVision manufacturing, research and development and distribution
Costa Rica	168,002	CooperVision and CooperSurgical manufacturing and offices
Brazil	16,580	CooperVision sales / commercial offices and distribution
Canada	25,154	CooperVision sales / commercial offices and CooperSurgical office
Other Americas	114,197	CooperVision manufacturing, sales / commercial offices and distribution; CooperSurgical sales / commercial offices and laboratory

EMEA
United Kingdom	797,647	CooperVision manufacturing, sales / commercial offices, distribution, research and development and administrative offices; CooperSurgical sales / commercial offices, manufacturing, and genetics lab
Hungary	330,269	CooperVision manufacturing, distribution and sales / commercial offices
Belgium	280,067	CooperVision distribution
Spain	180,058	CooperVision distribution, sales / commercial offices and administrative offices; CooperSurgical sales / commercial offices
Denmark	63,787	CooperSurgical manufacturing, marketing and administrative offices
Other EMEA	286,128	CooperVision sales / commercial offices; CooperSurgical manufacturing, sales / commercial offices and distribution

ASIA PACIFIC
Japan	87,588	CooperVision sales / commercial, distribution and administrative offices; CooperSurgical laboratory, sales, marketing and distribution
Australia	27,005	CooperVision sales / commercial, distribution and administrative offices; CooperSurgical sales / distribution offices
Other Asia Pacific	96,780	CooperVision and CooperSurgical sales / commercial offices and distribution

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Legal Proceedings.
Information regarding legal proceedings is included in Note 12. Contingencies of the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cooper's common stock, par value $0.10 per share, is traded on the New York Stock Exchange under the symbol “COO.” At December 1, 2021, there were 287 common stockholders of record.

Dividend Policy

Our current policy is to pay annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of $3.0 million in each of fiscal 2021 and 2020. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors periodically reviews our dividend policy and considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in making and setting dividend policy.

Performance Graph

The following graph compares the cumulative total return on Cooper's common stock with the cumulative total return of the Standard & Poor 500 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2021. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2016 and assumes that all dividends were reinvested.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc.,
the S&P 500 Index and the S&P Health Care Equipment Index

$300
$250
$200
$150
$100
$50
$0
10/16
10/17
10/18
10/19
10/20
10/21
The Cooper Companies, Inc.
S&P 500
S&P Health Care Equipment

*$100 invested on October 31, 2016 in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	October 2016	October 2017	October 2018	October 2019	October 2020	October 2021
The Cooper Companies, Inc.	$100.00	$136.52	$146.81	$165.42	$181.40	$237.09
S&P 500	$100.00	$123.63	$132.71	$151.73	$166.46	$237.90
S&P Health Care Equipment	$100.00	$124.98	$146.51	$180.98	$201.47	$266.11

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

There was no share repurchase activity during the three-month period ended October 31, 2021.

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

During the fiscal year ended October 31, 2021, we repurchased a total of 69.6 thousand shares of common stock for $24.8 million at an average price of $356.6 per share under the repurchase program. At October 31, 2021, approximately $334.8 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2021, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of October 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(2)	1,331,243	$245.09	1,917,390
Equity compensation plans not approved by shareholders	—	—	—
Total	1,331,243	$245.09	1,917,390

(1) The amount of total securities to be issued under Company equity plans upon exercise of outstanding options, warrants and rights shown in Column A includes 317,335 Restricted Stock Units granted pursuant to the Company's equity plans. These awards allow for the distribution of shares to the grant recipient upon the completion of time-based vesting periods. The total also includes 41,216 shares representing the maximum number of shares that may be issued subject to Performance Share Awards outstanding as of the end of the fiscal year. Restricted Stock Units and Performance Share Awards do not have an associated exercise price. Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B.

(2) Includes information with respect to the Third Amended and Restated 2007 Long-Term Incentive Plan for Employees of the Cooper Companies, Inc. (the 2007 Plan), which was approved by stockholders on March 17, 2016, and provides for the issuance of up to 6,930,000 shares of Common Stock, the 2019 Employee Stock Purchase Plan (the 2019 ESPP), which was approved by stockholders on March 18, 2019 and provides for the issuance of up to 1,000,000 shares of Common Stock, the Second Amended and Restated 2006 Long-Term Incentive Plan for Non-Employee Directors of the Cooper Companies, Inc. (the 2006 Directors' Plan), which was approved by stockholders on March 16, 2011 and provided for the issuance of up to 950,000 shares of Common Stock, and the 2020 Long-Term Incentive Plan for Non-Employee Directors of the Cooper Companies, Inc. (the 2020 Directors' Plan), which was approved by stockholders on March 18, 2020 and provided for the issuance of up to 50,000 shares of Common Stock. As of October 31, 2021, up to 908,753 shares of Common Stock may be issued pursuant to the 2007 Plan, up to 970,784 shares of Common Stock may be issued pursuant to the 2019 ESPP and up to 37,853 shares of Common Stock may be issued pursuant to the 2020 Directors' Plan. The 2006 Directors' Plan expired by its terms in March 2019, and no additional shares will be issued under this plan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Selected Financial Data.

This item is no longer required as we have adopted the changes to Item 301 of Regulation S-K contained in the Securities and Exchange Commission's Release No. 33-10890.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for fiscal 2021 compared with fiscal 2020. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” For a discussion related to fiscal 2020 compared with fiscal 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended October 31, 2020, which was filed with the United States Securities and Exchange Commission (SEC) on December 11, 2020, and is available on the SEC's website at www.sec.gov and our Investor Relations website at investor.coopercos.com.

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
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, the impact, risks and uncertainty relating to the global COVID-19 pandemic and related economic disruptions, as further described in the “COVID-19 Considerations” section above and in the “Risk Factors” section in Part I, Item 1A of this filing, have adversely affected our sales, cash flow and current performance and are likely to further adversely affect our future sales, cash flow and performance. Additionally, other events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, inflation, changes in tax legislation, debt concerns, the uncertainty following the United Kingdom (UK)'s withdrawal from the EU, changes to existing and new regulations, global trade barriers including additional tariffs and the trend of consolidations within the health care industry could impact our current performance and continue to represent a risk to our future performance.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal, toric multifocal and myopia management contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology, PC Technology™ and ActivControl® technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care markets with products such as orthokeratology (ortho-k) and scleral lenses. In November 2019, CooperVision received United States Food and Drug Administration (FDA) approval for its MiSight® 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12 and became available in the United States during fiscal 2020. In August 2021, CooperVision received Chinese National Medical Products Administration (NMPA) approval for its MiSight® 1 day lens for use in China. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
CooperVision acquired the following entities during fiscal 2021:
•A privately-held UK contact lens manufacturer on April 26, 2021
•A privately-held medical device company on January 19, 2021
CooperVision acquired the following entity during fiscal 2020:
•A privately-held US contact lens manufacturer focusing on ortho-k lenses on August 7, 2020
Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses. Our single-use silicone hydrogel product franchises, clariti® and MyDay®, remain a focus as we expect increasing demand for these products as well as future single-use products as the global contact lens market continues to shift to this modality. Outside of single-use, the Biofinity® and Avaira Vitality® product families comprise our focus in the FRP, or frequent replacement product, market which encompasses the 2-week and monthly modalities. Included in this segment are unique products such as Biofinity Energys®, which helps individuals with digital eye fatigue.
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
CooperSurgical acquired the following entities during fiscal 2021:
•A privately-held medical device company that develops single-use illuminating medical devices on May 3, 2021
•A privately-held medical device company on March 1, 2021
•A privately-held medical device company on February 1, 2021
•A privately-held in vitro fertilization (IVF) cryo-storage software solutions company on December 31, 2020
CooperSurgical acquired the following entity during fiscal 2020:
•A privately-held distributor of IVF medical devices and systems on December 13, 2019
On November 6, 2021, subsequent to the fiscal year ended October 31, 2021, CooperSurgical entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Generate Life Sciences, a privately held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell (cord blood and cord tissue) storage. The aggregate consideration is

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

$1.605 billion in cash, subject to adjustment as set forth in the Merger Agreement. The transaction is anticipated to close in the first quarter of fiscal 2022 and is subject to customary closing conditions, including regulatory approval. See Note 15. Subsequent Events of the Consolidated Financial Statements for additional information.
Capital Resources - At October 31, 2021, we had $95.9 million in unrestricted cash, primarily held outside the United States, and $742.6 million available under our 2020 Revolving Credit Facility. Debt outstanding at October 31, 2021 primarily consisted of:
•$850.0 million term loan entered into on April 1, 2020
•$546.1 million drawn under our 2020 Revolving Credit Facility entered into on April 1, 2020

See Note 5. Debt of the Consolidated Financial Statements for additional information.

On November 2, 2021, subsequent to the fiscal year ended October 31, 2021, we entered into a 364-day, $840.0 million, term loan agreement by and among us, the lenders party thereto and The Bank of Nova Scotia, as administrative agent, which matures on November 1, 2022. We used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes. See Note 15. Subsequent Events of the Consolidated Financial Statements for additional information.

Assets Held for Sale

On February 2, 2021, CooperVision entered into a stock purchase agreement to sell 50% of the equity interest in a wholly-owned subsidiary that was acquired by CooperVision on January 19, 2021. The closing of this transaction is subject to certain closing conditions including required regulatory approvals. We intend to operate the previously wholly-owned subsidiary as a joint venture with the purchaser of the 50% interest once the transaction is closed. We concluded the substantive terms of the joint venture during the third quarter of fiscal 2021, and as of July 31, 2021, the assets and liabilities of this disposal group were reclassified as held for sale. On August 1, 2021, CooperVision entered into a stockholders agreement, which outlines the terms regarding the operation and management of the joint venture. As of October 31, 2021, we were in the process of finalizing the joint venture related ancillary agreements, and the disposal group continues to be classified as held for sale. We did not record any impairment in fiscal 2021, and this disposal did not qualify as a discontinued operation.

See Note 3. Acquisitions and Assets Held for Sale of the Consolidated Financial Statements for additional information.

Transition from LIBOR

The UK’s Financial Conduct Authority (FCA), which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In March 2021, the FCA confirmed its intention to stop requiring banks to submit rates required to calculate LIBOR after 2021. However, for U.S. dollar-denominated (USD) LIBOR, only one-week and two-month USD LIBOR will cease to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. Further, in March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. We have material contracts that are indexed to LIBOR and are continuing to monitor this activity and evaluate the related risk. We are

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

continuing to evaluate the scope of impacted contracts and the potential impact. We are also monitoring the developments regarding alternative rates and may amend certain contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of agreements potentially indexed to LIBOR is material, we do not expect a material impact on our financial statements related to this transition.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2021 Compared with 2020

Net Sales Fiscal 2021 and 2020
$ (Millions)
17%
$2,152.0
$1,843.0
31%
$770.5
$587.9
20%
$2,922.5
$2,430.9
CooperVision
CooperSurgical
Consolidated
Fiscal 2020
Fiscal 2021

Highlights: 2021 vs. 2020

•Gross margin increased to 67% of net sales compared with 63% in fiscal 2020
•Operating income increased by 62% to $505.8 million from $311.8 million
•Interest expense decreased to $23.1 million from $36.8 million due to lower average debt balances and lower interest rates
•Diluted earnings per share increased by 1,131% to $59.16 from $4.81
•Operating cash flow increased by 52% to $738.6 million from $486.6 million.

Selected Statistical Information – Percentage of Net Sales

Years Ended October 31,	2021	2020	2021 vs. 2020 % Change in Absolute Values
Net sales	100%	100%	20%
Cost of sales	33%	37%	8%
Gross profit	67%	63%	27%
Selling, general and administrative expense	41%	41%	22%
Research and development expense	3%	4%	(1)%
Amortization of intangibles	5%	6%	6%
Operating income	17%	13%	62%
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperVision Net Sales by Category

($ in millions)	2021	2020	2021 vs. 2020 % Change
Toric	$697.5	$598.2	17%
Multifocal	238.6	197.0	21%
Single-use spheres	616.3	529.0	16%
Non single-use sphere, other	599.6	518.8	16%
	$2,152.0	$1,843.0	17%

In the fiscal year ended October 31, 2021:
•Toric and multifocal lenses grew primarily through the success of Biofinity toric and multifocal and MyDay toric.
•Single-use sphere lenses growth was primarily driven by MyDay, clariti and MiSight lenses.
•Non single-use sphere lenses growth was primarily driven by Biofinity and ortho-k lenses.
•"Other" products primarily include lens care which represented approximately 2% of net sales in fiscal 2021 and 2020.
•Total silicone hydrogel products increased by 21%, representing 76% of net sales in fiscal 2021 compared to 74% in fiscal 2020.
•Foreign exchange rates positively impacted sales by approximately $58.9 million and had a negative impact of $2.4 million in fiscal 2020. In fiscal 2021, net sales increased by 14% in constant currency over the prior year.
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

($ in millions)	2021	2020	2021 vs. 2020 % Change
Americas	$832.1	$720.3	16%
EMEA	819.5	690.1	19%
Asia Pacific	500.4	432.6	16%
	$2,152.0	$1,843.0	17%
CooperVision's growth in net sales across all regions was primarily attributable to market gains of silicone hydrogel contact lenses and favorable foreign currency impacts. Refer to CooperVision Net Sales by Category above for further discussion.
CooperSurgical Net Sales by Category
CooperSurgical supplies the family health care market with a diversified portfolio of products and services. Our office and surgical offerings include products that facilitate surgical and non-surgical procedures that are commonly performed primarily by Obstetricians/Gynecologists (OB/GYN) in hospitals, surgical centers, fertility clinics and medical offices. Fertility offerings include highly specialized products and services that target the IVF process, including diagnostics testing with a goal to make fertility treatment safer, more efficient and convenient.
The chart below shows the percentage of net sales of office and surgical products and fertility.

($ in millions)	2021	2020	2021 vs. 2020 % Change
Office and surgical products	$451.3	$358.8	26%
Fertility	319.2	229.1	39%
	$770.5	$587.9	31%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the fiscal year ended October 31, 2021:
•Office and surgical products increased compared to the prior year due to an increase in PARAGARD® sales compared to the prior year. Further, there was an increase from other office and surgical products such as Uterine Manipulators, Retractors, Closure products, Point-of-Care products and sales from our recent acquisitions, Illuminate and Fetal Pillow®.
•Fertility net sales increased compared to the prior year mainly due to an increase in revenue from fertility consumables, equipment sales, preimplantation genetic testing and sales from our recent acquisition, Embryo Options.
•Foreign exchange rates positively impacted sales by approximately $6.2 million and had a negative impact of $2.1 million in the prior year. In fiscal 2021, net sales increased by 30% in constant currency over the prior year.
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
Gross Margin
Consolidated Gross Margin increased in fiscal 2021 to 67% compared to 63% of fiscal 2020 primarily driven by favorable product mix and increased sales due to a recovery in demand from the impact of the COVID-19 pandemic. Fiscal 2021 included $29.4 million of costs primarily related to integration and other manufacturing related costs. Fiscal 2020 included $90.1 million of costs primarily related to the COVID-19 pandemic and other manufacturing related costs.

Selling, General and Administrative Expense (SGA)

($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs. 2020 % Change
CooperVision	$843.9	39%	$682.3	37%	24%
CooperSurgical	320.0	42%	261.0	44%	23%
Corporate	47.3	—	49.2	—	(4)%
	$1,211.2	41%	$992.5	41%	22%

CooperVision's SGA increased in fiscal 2021 compared to fiscal 2020 primarily due to increases in distribution costs, general and administrative costs and advertising and marketing activities primarily related to myopia management. CooperVision's SGA in fiscal 2021 included $63.9 million of costs primarily related to the increase in fair value of the contingent consideration of $56.8 million as described in Note 3. Acquisitions and Assets Held for Sale of the Consolidated Financial Statements. CooperVision's SGA in fiscal 2020 included $6.5 million of costs primarily related to acquisition and integration activities.
CooperSurgical's SGA increased in fiscal 2021 compared to fiscal 2020 primarily due to increases in selling expenses and advertising and marketing activities. CooperSurgical's SGA in fiscal 2021 included $19.3 million of costs primarily related to the increase in fair value of the contingent consideration of $9.3 million as described in Note 3. Acquisitions and Assets Held for Sale of the Consolidated Financial Statements and acquisition and integration expenses. CooperSurgical's SGA in fiscal 2020 included $19.8 million of costs primarily related to integration expenses and Medical Devices Regulation (MDR) costs.
Corporate SGA decreased in fiscal 2021 compared to fiscal 2020 primarily due to savings from lower professional fees and travel expenses as a result of the COVID-19 pandemic.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and Development Expense (R&D)

($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs. 2020 % Change
CooperVision	$61.6	3%	$54.1	3%	14%
CooperSurgical	31.1	4%	39.2	7%	(21)%
	$92.7	3%	$93.3	4%	(1)%
CooperVision's R&D expense increased in fiscal 2021 compared to fiscal 2020 primarily due to myopia management programs and timing of R&D projects. As a percentage of sales, CooperVision's R&D expense remained relatively flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.

CooperSurgical's R&D expense decreased in fiscal 2021 compared to fiscal 2020 primarily due to timing of R&D projects and changes in headcount. CooperSurgical has not paused research programs during the COVID-19 pandemic and has maintained its spend on innovations and increased its spend on key regulatory investment areas to support our long-term objectives. As a percentage of sales, CooperSurgical's R&D expense decreased primarily due to an increase in net sales. CooperSurgical's R&D activities are focused on upgrading existing and developing new products ranging from diagnostics, surgical devices to fertility instruments and solutions.
Amortization Expense

($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs. 2020 % Change
CooperVision	$35.7	2%	$32.4	2%	10%
CooperSurgical	110.4	14%	104.8	18%	5%
	$146.1	5%	$137.2	6%	6%
CooperVision's and CooperSurgical's amortization expense increased in absolute dollars in fiscal 2021 compared to fiscal 2020, primarily due to the amortization of intangible assets newly acquired through acquisitions. As a percentage of sales, CooperSurgical's amortization expense decreased, primarily due to an increase in net sales.
Operating Income

($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs. 2020 % Change
CooperVision	$481.3	22%	$375.7	20%	28%
CooperSurgical	71.8	9%	(14.7)	(3)%	588%
Corporate	(47.3)	—	(49.2)	—	4%
	$505.8	17%	$311.8	13%	62%

CooperVision's operating income increased as a percentage of net sales and in absolute dollars in fiscal 2021 compared to fiscal 2020, primarily due to an increase in net sales partially offset by a $56.8 million expense related to the increase in fair value of the contingent consideration as described in Note 3. Acquisitions and Assets Held for Sale of the Consolidated Financial Statements.

CooperSurgical's operating income increased as a percentage of net sales and in absolute dollars in fiscal 2021 compared to fiscal 2020, primarily due to an increase in net sales and a decrease in R&D expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate operating loss decreased in fiscal 2021 compared to fiscal 2020, primarily due to savings from lower professional fees and travel expenses as a result of the COVID-19 pandemic.

On a consolidated basis, operating income increased as a percentage of net sales and in absolute dollars in fiscal 2021 compared to fiscal 2020, primarily due to the increase in consolidated net sales.

Interest Expense

($ in millions)	2021	% Net Sales	2020	% Net Sales	2021 vs. 2020 % Change
Interest expense	$23.1	1%	$36.8	2%	(37)%
Interest expense decreased as a percentage of net sales and in absolute dollars during fiscal 2021 compared to the prior year, primarily due to lower average debt balances and lower interest rates.
Other (Income) Expense, Net

($ in millions)	2021	2020
Investment gain	$(11.6)	$—
Foreign exchange loss	5.5	1.2
Other (income) expense, net	(2.7)	7.3
	$(8.8)	$8.5
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
Other income increased in fiscal 2021, primarily due to an increase in defined benefit plan related income and a decrease in losses on minority investments during the year.
Provision for Income Taxes
The effective tax rates for fiscal 2021 and 2020 were (499.1)% and 10.6%, respectively. The decrease was primarily due to an intra-group transfer of intellectual property, as discussed below, and remeasurement of the related deferred tax assets caused by the UK enactment of a 25% corporate tax rate. The effective tax rate otherwise increased due to changes in the geographical composition of pre-tax earnings, partially offset by changes in foreign earnings subject to US tax.

The effective tax rate for fiscal 2021 was lower than the US federal statutory tax rate primarily due to the intra-group transfer, the remeasurement of deferred tax assets, and earnings in foreign jurisdictions with lower tax rates partially offset by foreign earnings subject to US tax. The effective tax rate for fiscal 2020 was lower than the US federal statutory rate primarily due to foreign earnings in jurisdictions with lower tax rates partially offset by foreign earnings subject to US tax.

In November 2020, we completed an intra-group transfer of certain intellectual property and related assets of the CooperVision business to a UK subsidiary as part of a group restructuring to establish headquarters operations in the UK. Determining fair value involved significant judgment related to future revenue growth, operating margins and discount rates. Income before income taxes resulting from this transfer is eliminated upon consolidation. The transfer resulted in a step-up of the UK tax-deductible basis in the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

intellectual property and goodwill, creating a temporary difference between the book basis and the tax basis of these assets. As a result, we recognized a deferred tax asset of $1,987.9 million, with a corresponding income tax benefit, during the three months ended January 31, 2021.

See Note 6. Income Taxes of the Consolidated Financial Statements for additional information.

Share-Based Compensation Plans

We grant various share-based compensation awards, including stock options, performance shares and restricted stock units. The share-based compensation and related income tax benefit recognized in the Consolidated Financial Statements in fiscal 2021 was $44.7 million and $5.6 million, respectively, compared to $38.6 million and $4.8 million, respectively, in fiscal 2020. As of October 31, 2021, there was $94.3 million of total unrecognized share-based compensation cost related to non-vested awards. See Note 9. Stock Plans of the Consolidated Financial Statements for additional information.

We estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model, which requires management to make estimates regarding expected option life, stock price volatility and other assumptions. The use of different assumptions could lead to a different estimate of fair value. The expected life of the stock option is based on the observed and expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. If our assumption for the expected life increased by one year, the fair value of an individual option granted in fiscal 2021 would have increased by approximately $9.60. To determine the stock price volatility, management considers implied volatility from publicly-traded options on the Company's stock at the date of grant, historical volatility and other factors. If our assumption for stock price volatility increased by one percentage point, the fair value of an individual option granted in fiscal 2021 would have increased by approximately $2.62.

Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval for the Employee Stock Purchase Plan (ESPP). The first offering period began on November 4, 2019 and offerings are generally made on a quarterly basis. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. Payroll deductions will be limited to 15% of the employee’s eligible compensation, not to exceed $21.3 thousand in any one calendar year. The ESPP initially authorized the issuance of 1,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. During fiscal 2021 and 2020, we issued 17,575 and 11,641 shares to our employees under the ESPP, respectively. At October 31, 2021, the number of shares remaining available for future issuance under the ESPP is 970,784 shares. Total ESPP Share-based compensation recognized during fiscal 2021 and 2020 was $1.0 million and $0.7 million.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
2021 Highlights
•Operating cash flow of $738.6 million compared to $486.6 million in fiscal 2020
•Expenditures for purchases of property, plant and equipment of $214.4 million compared to $310.4 million in fiscal 2020
•Cash payments for acquisitions and others of $235.9 million compared to $54.1 million in fiscal 2020
•Total debt, net of debt issuance cost, at $1.5 billion at the end of fiscal 2021 compared to $1.8 billion at the end of fiscal 2020
•Cash provided by operations of $738.6 million offset by capital expenditures of $214.4 million resulted in positive free cash flow of $524.2 million, up 198% compared to the prior year
Comparative Statistics

Years Ended October 31, ($ in millions)	2021	2020
Cash and cash equivalents	$95.9	$115.9
Total assets	$9,606.2	$6,737.5
Working capital	$733.2	$269.8
Total debt	$1,479.0	$1,793.2
Stockholders’ equity	$6,942.0	$3,824.8
Ratio of debt to equity	0.21:1	0.47:1
Debt as a percentage of total capitalization	18%	32%
Working Capital
The increase in working capital at October 31, 2021 from the end of fiscal 2020 was primarily due to:
•decrease in short-term debt of $326.4 million primarily due to repayment of the outstanding balance of the 2020 Term Loan at maturity;
•increase in assets held-for-sale of $89.2 million. Refer to Note 3. Acquisitions and Assets Held for Sale for additional information;
•increase in trade accounts receivable of $79.9 million primarily due to higher sales and timing of collections;
•increase in prepaid expense and other current assets of $26.8 million,
•increase in inventories of $15.2 million due to higher sales;
•decrease in accounts payable of $14.6 million due to timing of payments, partially offset by:
•increase in other current liabilities of $34.9 million;
•increase in employee compensation and benefits of $29.7 million; and
•decrease in cash and cash equivalents of $20.0 million.
At October 31, 2021, our inventory months on hand were 6.8 compared to 6.6 at October 31, 2020. The $15.2 million increase in inventories was primarily due to higher sales, and the buildup of inventory for future product launches.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our days sales outstanding (DSO) was 64 days at October 31, 2021 compared to 60 days at October 31, 2020. The increase in DSO from October 31, 2020 to October 31, 2021 was primarily due to timing of collections.

Operating Cash Flow

Cash provided by operating activities increased by $252.0 million from $486.6 million in fiscal 2020 to $738.6 million in fiscal 2021. This increase in cash flow provided by operating activities primarily consists of:
•increase in net income of $2,706.3 million from a net income of $238.4 million in fiscal 2020 to $2,944.7 million in fiscal 2021;
•$68.4 million increase in the net changes in accrued liabilities partially due to impact from adoption of ASC 842, Leases in prior year period and higher customer rebate accruals in current period as a result of higher sales;
•$66.1 million increase in the net changes in the fair value of contingent consideration. Refer to Note 3. Acquisitions and Assets Held for Sale for further information;
•$53.1 million increase in the net changes in inventories primarily due to higher sales;
•$22.4 million increase in the net changes in income tax payable;
•$22.2 million increase in net changes in depreciation and amortization, from $287.1 million in fiscal 2020 to $309.3 million in fiscal 2021, partially offset by;
•$2501.3 million decrease in the net changes in deferred income taxes. Refer to Note 6. Income Taxes for additional information;
•$84.0 million decrease in the net changes in trade receivables primarily due to timing of collections;
•$39.2 million decrease in the net changes in accounts payable primarily due to timing of payments;
•$28.0 million decrease in the net changes in prepayments and other assets primarily due to the capitalized cloud computing costs and increase in prepaid inventory; and
•$27.5 million decrease in impairment and loss on disposal of property, plant and equipment, and other.

Investing Cash Flow

Cash used in investing activities increased by $85.8 million to $450.3 million in fiscal 2021 from $364.5 million in fiscal 2020, primarily due to:
•increase of $181.8 million in payments made for acquisitions in fiscal 2021 compared to the prior year period, partially offset by;
•decrease of $96.0 million in capital expenditures.

Financing Cash Flow

Cash used in financing activities increased by $215.9 million to $311.4 million in fiscal 2021 from $95.5 million in fiscal 2020, primarily due to:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•$1,777.9 million decrease in proceeds from long-term debt, primarily due to funds received from the 2020 Credit Agreement (as defined below);
•$314.7 million increase in net repayments of short-term debt, primarily due to the repayments of the 2020 Term Loan Agreement (as defined below), partially offset by;
•$1,819.9 million decrease in repayments of long-term debt, primarily related to repayments of funds from the 2020 Credit Agreement (as defined below) in fiscal 2021, and termination of the 2020 Term Loan Agreement (as defined below), the 2017 Term Loan Agreement and the 2016 Credit Agreement in fiscal 2020.
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

On October 16, 2020, the Company entered into a 364-day, $350.0 million, term loan agreement (the 2020 Term Loan Agreement) by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent, which matured on October 15, 2021. At maturity, outstanding amounts under this agreement were fully repaid using borrowings under the 2020 Revolving Credit Facility.

On November 2, 2021, subsequent to the fiscal year ended October 31, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent, which matures on November 1, 2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes. See Note 15. Subsequent Events of the Consolidated Financial Statements for additional information.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of October 31, 2021:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$546.1	$1.3	$742.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
Total	$2,140.0	$1,396.1	$1.3	$742.6

The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio. As defined, in the 2020 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At October 31, 2021, we were in compliance with the Interest Coverage Ratio at 43.29 to 1.00 and the Total Leverage Ratio at 1.38 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.

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
The Company's share repurchases during the fiscal years ended October 31, 2021 and 2020 are as follows:

Years Ended October 31,	2021	2020
Number of shares	69,622	160,850
Average repurchase price per share	$356.6	$296.9
Total costs of shares repurchased (in millions)	$24.8	$47.8

At October 31, 2021, $334.8 million remained authorized for repurchase under the program.
Dividends
In fiscal 2021 and 2020, the Company paid a semiannual dividend of 3 cents per share: $1.5 million or 3 cents per share on February 9, 2021 to stockholders of record on January 22, 2021; $1.5 million or 3 cents per share on August 11, 2021 to stockholders of record on July 27, 2021; $1.5 million or 3 cents per share on February 10, 2020 to stockholders of record on January 23, 2020; $1.5 million or 3 cents per share on August 7, 2020 to stockholders of record on July 23, 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of October 31, 2021, we had the following contractual obligations and commercial commitments:

Payments Due by Fiscal Year (In millions)	Total	2022	2023 & 2024	2025 & 2026	2027 & Beyond
Contractual obligations:
Long-term debt	$1,396.3	$—	$—	$1,396.3	$—
Interest payments	87.2	21.9	43.7	19.0	2.6
Operating leases	317.6	42.5	69.2	59.6	146.3
Transition tax on unremitted foreign earnings and profits (1)	112.2	11.8	34.0	66.4	—
Purchase obligations (2)	196.0	86.5	58.0	50.2	1.3
Defined benefit plan (3)	142.8	10.7	24.4	28.1	79.6
Total contractual obligations	2,252.1	173.4	229.3	1,619.6	229.8
Commercial commitments:
Stand-by letters of credit	4.9	4.9	—	—	—
Total	$2,257.0	$178.3	$229.3	$1,619.6	$229.8

(1) As of October 31, 2021, we had $112.2 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the 2017 US Tax Act, which is payable in annual installments through fiscal 2026. The installment for fiscal 2021 is classified as a current income tax payable on our consolidated balance sheet.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions and have excluded $39.2 million of long-term income taxes payable from the table above. See Note 6. Income Taxes of the Consolidated Financial Statements for additional information.

(2) Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and includes obligations for inventory, capital expenditures and other operating expense commitments.

(3) The expected future benefit payments for our Retirement Income Plan through 2031 are disclosed in Note 10. Employee Benefits of the Consolidated Financial Statements.

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

The World Health Organization categorized the COVID-19 as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners and retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. These factors have had, and in the future may have, an adverse effect on our sales, operating results and cash flows.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•the carrying value of goodwill and other long-lived assets

There was not a material impact to the above estimates in our Consolidated Financial Statements for fiscal 2021 as a result of the COVID-19 pandemic. We continually monitor and evaluate the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. Our future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material changes to the estimates and material impacts to our Consolidated Financial Statements in future reporting periods.

Our critical accounting policies include:
•Revenue recognition - We recognize revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers and/or when services are rendered. Our payment terms are typically between 30 to 120 days. Provisions for certain rebates, sales incentives, volume discounts, contractual pricing allowances and product returns are accounted for as variable consideration and recorded as a reduction in sales.
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
•Valuation of goodwill - We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill, evaluate and test goodwill balances for impairment in accordance with related accounting standards. We test goodwill impairment in accordance with ASU 2017-04, Intangibles - Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. We perform a qualitative assessment to test each reporting unit's goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value of the reporting unit. A reporting unit is the level of reporting at which goodwill is tested for impairment.
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
•Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair values as defined by accounting standards related to fair value measurements. Key assumptions routinely utilized in allocation of purchase price to intangible assets include projected financial information such as revenue projections for companies acquired. As of the acquisition date, goodwill is measured as the excess of consideration given, over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.
•Income taxes - We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trademarks

Aquaform®, Avaira®, Avaira Vitality®, Biofinity®, Biofinity Energys®, MyDay®, MiSight®, ActivControl®, Proclear® and Biomedics® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ and FIPS™ are trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. PARAGARD®, Mara® and Fetal Pillow® are registered trademarks of CooperSurgical, Inc.

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
We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro and Japanese yen denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. Although we may enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt or receivables obligations, these hedging transactions do not eliminate that risk entirely. At October 31, 2021, a uniform hypothetical 5% increase or decrease in the foreign currency exchange rates in comparison to the United States dollar would have resulted in a corresponding increase or decrease in approximately $39.6 million in operating income for the fiscal year ended October 31, 2021. For additional information, see Item 1A. Risk Factors - "Our substantial and expanding international operations are subject to uncertainties which could affect our operating results." and Note 1. Accounting Policies of the Consolidated Financial Statements for additional information.
We are also exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and LIBOR. We may decrease this interest rate risk by hedging a portion of variable rate debt effectively converting it to fixed rate debt for varying periods.
On April 6, 2020, we entered into six interest rate swap contracts to hedge our exposure to changes in cash flows associated with our variable rate debt. The interest rate swap contracts became effective on April 6, 2020 and had maturities of seven years or less with a total notional amount of $1.5 billion. The outstanding contracts as of October 31, 2021 have a total notional amount of $1.0 billion. We believe that we are not significantly exposed to interest rate risk at this time.
We did not have any cross-currency swaps or foreign currency forward contracts as of October 31, 2021.
On November 2, 2021, subsequent to the fiscal year ended October 31, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent which matures on November 1, 2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes. See Note 15. Subsequent Events of the Consolidated Financial Statements for additional information.
On October 16, 2020, we entered into a 364-day, $350.0 million, term loan agreement by and among us, the lenders party thereto and The Bank of Nova Scotia, as administrative agent, which matured on October 15, 2021. At maturity, outstanding amounts under this agreement were fully repaid using borrowings under the 2020 Revolving Credit Facility.
On April 1, 2020, we entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among us, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The 2020 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to repay an outstanding term loan, and for general corporate purposes. At October 31, 2021, we had $742.6 million available under the 2020 Revolving Credit Facility and $850.0 million outstanding under the 2020 Term Loan Facility. The interest rate on the 2020 Term Loan Facility was 0.96% at October 31, 2021.
See Note 5. Debt of the Consolidated Financial Statements for additional information.

October 31, (In millions)	2021	2020
Short-term debt	$83.0	$409.4
Long-term debt	1,396.3	1,384.2
Less: unamortized debt issuance cost	(0.3)	(0.4)
Total	$1,479.0	$1,793.2

Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. If interest rates were to increase or decrease by 1% or 100 basis points, annual interest expense would increase or decrease by approximately $4.8 million based on average debt outstanding, after consideration of our interest rate swap contracts, for fiscal 2021. For further information about our debt, see Item 1A. Risk Factors - "We are vulnerable to interest rate risk with respect to our debt." and Note 1. Accounting Policies and Note 5. Debt of the Consolidated Financial Statements for additional information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Cooper Companies, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2021, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Fair value of intangible assets used to recognize a deferred tax asset
As discussed in Note 6 to the consolidated financial statements, the Company completed an intra-group transfer of certain intellectual property and related assets of the CooperVision business to a United Kingdom subsidiary during the year ended October 31, 2021. As a result of the transfer, the Company recognized a deferred tax asset of $1,987.9 million, with a corresponding income tax benefit, based on the fair value of the transferred intangible assets.
We identified the evaluation of the fair value of the transferred intangible assets used to recognize the deferred tax asset as a critical audit matter. A high degree of challenging auditor judgment was required to evaluate certain assumptions made by the Company in estimating the fair value of the intangible assets. These assumptions included the near-term revenue growth rates, discount rate, and operating margin assumptions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate the fair value of the intangible assets. This included controls related to the development of the near-term revenue growth rates, discount rate, and operating margin assumptions. We evaluated the reasonableness of the near-term revenue growth rates by comparing them to historical results and third-party analyst expectations for the industry. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable companies in the industry, and (2) evaluating the operating margin assumptions by comparing them to margins earned by comparable companies in the industry.

/s/ KPMG LLP
We have served as the Company’s auditor since 1982.
San Francisco, California
December 10, 2021

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended October 31, (In millions, except for earnings per share)	2021	2020	2019
Net sales	$2,922.5	$2,430.9	$2,653.4
Cost of sales	966.7	896.1	896.6
Gross profit	1,955.8	1,534.8	1,756.8
Selling, general and administrative expense	1,211.2	992.5	996.2
Research and development expense	92.7	93.3	86.7
Amortization of intangibles	146.1	137.2	145.8
Impairment of intangibles	—	—	0.4
Gain on sale of an intangible	—	—	(19.0)
Operating income	505.8	311.8	546.7
Interest expense	23.1	36.8	68.0
Other (income) expense, net	(8.8)	8.5	1.3
Income before income taxes	491.5	266.5	477.4
Provision for income taxes (Note 6)	(2,453.2)	28.1	10.7
Net income	2,944.7	238.4	466.7
Net income attributable to Cooper stockholders	$2,944.7	$238.4	$466.7
Earnings per share (Note 7)
Basic	$59.80	$4.85	$9.44
Diluted	$59.16	$4.81	$9.33
Number of shares used to compute earnings per share:
Basic	49.2	49.1	49.4
Diluted	49.8	49.6	50.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended October 31, (In millions)	2021	2020	2019
Net income	$2,944.7	$238.4	$466.7
Other comprehensive income (loss):
Cash flow hedges, net of tax provision of $8.2 and $(4.1) in fiscal 2021 and fiscal 2020, respectively	26.1	(13.0)	—
Change in minimum pension liability, net of tax provision of $7.2, $(4.0) and $(8.0), respectively	22.6	(12.8)	(25.4)
Foreign currency translation adjustment	82.0	0.9	9.0
Other comprehensive income (loss)	130.7	(24.9)	(16.4)
Comprehensive income	$3,075.4	$213.5	$450.3
Comprehensive income attributable to Cooper stockholders	$3,075.4	$213.5	$450.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In millions)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$95.9	$115.9
Trade accounts receivable, net of allowance for doubtful accounts of $9.2 at October 31, 2021 and $10.2 at October 31, 2020	515.3	435.4
Inventories (Note 1)	585.6	570.4
Prepaid expense and other current assets	179.3	152.5
Assets held-for-sale (Note 3)	89.2	—
Total current assets	1,465.3	1,274.2
Property, plant and equipment, at cost (Note 1)	2,655.7	2,474.8
Less: accumulated depreciation and amortization	1,308.1	1,192.9
	1,347.6	1,281.9
Operating lease right-of-use assets (Note 2)	257.0	260.2
Goodwill (Note 4)	2,574.0	2,447.3
Other intangibles, net (Note 4)	1,271.5	1,289.0
Deferred tax assets	2,546.6	80.1
Other assets	144.2	104.8
Total assets	$9,606.2	$6,737.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$82.9	$409.3
Accounts payable	161.4	176.0
Employee compensation and benefits	148.7	119.0
Operating lease liabilities (Note 2)	35.7	33.3
Other current liabilities	301.7	266.8
Liabilities held-for-sale (Note 3)	1.7	—
Total current liabilities	732.1	1,004.4
Long-term debt (Note 5)	1,396.1	1,383.9
Deferred tax liabilities	24.1	25.8
Long-term tax payable	139.6	162.0
Operating lease liabilities (Note 2)	231.7	236.8
Accrued pension liability and other	140.6	99.8
Total liabilities	$2,664.2	$2,912.7
Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $10 cents par value, 120.0 shares authorized, 53.7 issued and 49.3 outstanding at October 31, 2021 and 53.4 issued and 49.1 outstanding at October 31, 2020	5.4	5.3
Additional paid-in capital	1,715.2	1,646.8
Accumulated other comprehensive loss	(341.3)	(472.0)

October 31, (In millions)	2021	2020
Retained earnings	6,202.1	3,261.8
Treasury stock at cost: 4.4 shares at October 31, 2021 and 4.3 shares at October 31, 2020	(639.6)	(617.3)
Total Cooper stockholders' equity	6,941.8	3,824.6
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 8)	6,942.0	3,824.8
Total liabilities and stockholders’ equity	$9,606.2	$6,737.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at October 31, 2018	49.2	$5.0	3.6	$0.3	$1,572.1	$(430.7)	$2,576.0	$(415.1)	$0.2	$3,307.8
Net income attributable to Cooper stockholders	—	—	—	—	—	—	466.7	—	—	466.7
Other comprehensive loss, net of tax	—	—	—	—	—	(16.4)	—	—	—	(16.4)
Issuance of common stock for stock plans, net	0.4	—	—	—	7.8	—	—	—	—	7.8
Treasury stock repurchase	(0.5)	(0.1)	0.5	0.1	—	—	—	(156.1)	—	(156.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	35.1	—	—	—	—	35.1
ASU 2016-16 adoption	—	—	—	—	—	—	(13.3)	—	—	(13.3)
Balance at October 31, 2019	49.1	$4.9	4.1	$0.4	$1,615.0	$(447.1)	$3,026.4	$(571.2)	$0.2	$3,628.6
Net income attributable to Cooper stockholders	—	—	—	—	—	—	238.4	—	—	238.4
Other comprehensive loss, net of tax	—	—	—	—	—	(24.9)	—	—	—	(24.9)
Issuance of common stock for stock plans, net	0.2	—	—	—	(6.8)	—	—	—	—	(6.8)
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.8	—	—	1.7	—	3.5
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(47.8)	—	(47.8)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	36.8	—	—	—	—	36.8
Balance at October 31, 2020	49.1	$4.9	4.3	$0.4	$1,646.8	$(472.0)	$3,261.8	$(617.3)	$0.2	$3,824.8
Net income attributable to Cooper stockholders	—	—	—	—	—	—	2,944.7	—	—	2,944.7
Other comprehensive income, net of tax	—	—	—	—	—	130.7	—	—	—	130.7
Issuance of common stock for stock plans, net	0.3	0.1	—	—	20.4	—	—	—	—	20.5
Issuance of common stock for employee stock purchase plan	—	—	—	—	4.2	—	—	2.5	—	6.7
Treasury stock repurchase	(0.1)	—	0.1	—	—	—	—	(24.8)	—	(24.8)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	43.8	—	—	—	—	43.8
ASU 2016-13 adoption	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Balance at October 31, 2021	49.3	$5.0	4.4	$0.4	$1,715.2	$(341.3)	$6,202.1	$(639.6)	$0.2	$6,942.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$2,944.7	$238.4	$466.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309.3	287.1	280.8
Impairment of intangibles	—	—	0.4
Gain on sale of an intangible	—	—	(19.0)
Share-based compensation expense	43.8	37.6	35.1
Inventory step-up release	2.0	—	0.1
Non-cash operating lease expense	31.8	32.5	—
Impairment and loss on disposal of property, plant and equipment, and other	(3.1)	24.4	7.7
Change in fair value of contingent consideration	66.1	—	—
Deferred income taxes	(2,502.2)	(0.9)	(15.9)
Provision for doubtful accounts	(2.5)	(6.2)	(2.6)
Cloud computing arrangements cost amortization	2.0	0.5	—
Interest income on convertible note	(3.4)	(1.0)	—
Change in assets and liabilities:
Accounts receivable	(75.5)	8.5	(55.6)
Inventories	(9.2)	(62.3)	(37.3)
Other assets	(69.1)	(41.1)	39.8
Operating lease right-of-use assets and liabilities, net	(27.5)	(20.0)	—
Accounts payable	(16.0)	23.2	3.6
Accrued liabilities	59.1	(9.3)	33.1
Accrued income taxes	10.0	(12.4)	8.7
Other long-term liabilities	(21.7)	(12.4)	(32.4)
Net cash provided by operating activities	738.6	486.6	713.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(214.4)	(310.4)	(292.1)
Acquisitions of businesses and assets, net of cash acquired, and other	(235.9)	(54.1)	(59.2)
Net cash used in investing activities	(450.3)	(364.5)	(351.3)
Cash flows from financing activities:
Proceeds from long-term debt	1,427.5	3,205.4	1,136.8
Repayments of long-term debt	(1,416.0)	(3,235.9)	(1,861.8)
Net (repayments of) proceeds from short-term debt	(321.3)	(6.6)	525.3
Repurchase of common stock	(24.8)	(47.8)	(156.1)
Proceeds related to share-based compensation awards	33.7	13.5	29.9
Payments related to share-based compensation awards	(13.2)	(20.3)	(22.1)
Dividends on common stock	(3.0)	(3.0)	(3.0)
Issuance of common stock for employee stock purchase plan	5.8	2.7	—
Debt acquisition costs	(0.1)	(5.6)	(0.4)
Proceeds from construction allowance	—	2.1	—

Years Ended October 31, (In millions)	2021	2020	2019
Net cash used in financing activities	(311.4)	(95.5)	(351.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.9	0.7	(1.2)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash held for sale	(20.2)	27.3	9.3
Cash, cash equivalents and restricted cash at beginning of year	116.8	89.5	80.2
Cash, cash equivalents, restricted cash and cash held for sale at end of year	$96.6	$116.8	$89.5
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$28.4	$46.5	$75.3
Income taxes	$63.2	$51.1	$39.2
Reconciliation of cash flow information:
Cash and cash equivalents	$95.9	$115.9	$89.0
Restricted cash included in other current assets	0.4	0.9	0.5
Cash held for sale	0.3	—	—
Total cash, cash equivalents, restricted cash and cash held for sale	$96.6	$116.8	$89.5

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
•CooperVision primarily develops, manufactures and markets a broad range of soft contact lenses for the worldwide vision correction market.
•CooperSurgical primarily develops, manufactures, markets medical devices and procedures solutions, and provides services to improve health care delivery to women, babies and families.

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
•the carrying value of goodwill and other long-lived assets
There was not a material impact to the above estimates in the Company’s Consolidated Financial Statements for fiscal 2021. The Company continually monitors and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

factors, could result in material changes to the estimates and material impacts to the Company’s Consolidated Financial Statements in future reporting periods.

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
Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the Customer. When the Company performs shipping and handling activities after the transfer of control to the Customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company does not have any revenue recognized on payment expected to be received more than one year after the transfer of control of the products. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. See Note 13. Business Segment Information for disaggregation of revenue.

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

Product Returns
Consistent with industry practice, the Company generally offers Customers a limited right of return for a product that has been purchased from the Company. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of our influence. However, we have significant experience in estimating the amount of refunds, based primarily on historical data. Our refund liability for product returns was $13.7 million and $10.0 million at October 31, 2021 and 2020, respectively, which is included in Accrued Liabilities on our Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Contract balances
The timing of billing and revenue recognition primarily occurs simultaneously. The Company does not have material contract assets or liabilities.
•Leases - We consider an arrangement a lease if the arrangement transfers the right to control the use of an identified asset in exchange for consideration. We have operating leases, but do not have material financing leases. Lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the future minimum lease payments over the lease term. The lease term reflects the noncancellable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the Consolidated Balance Sheets. As our leases typically do not contain a readily determinable implicit rate, we determine the present value of the lease liability using our incremental borrowing rate at the lease commencement date based on the lease term on a collateralized basis.
•Net realizable value of inventory - In assessing the value of inventories, we make estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the salable condition of products and estimated prices at which those products will sell. On an ongoing basis, we review the carrying value of our inventory, measuring number of months on hand and other indications of salability. We reduce the value of inventory if there are indications that the carrying value is greater than net realizable value, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles.
•Valuation of goodwill -     We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. We account for goodwill and evaluate our goodwill balances and test them for impairment in accordance with related accounting standards. We performed our annual impairment test in our third quarter of fiscal 2021 and 2020, and our analysis indicated that we had no impairment of goodwill in our reporting units.
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
•Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition.

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
•Income taxes - We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
•Share-Based Compensation - We grant various share-based compensation awards, including stock options, performance unit shares, restricted stock and restricted stock units. Under fair value recognition provisions, share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating Cooper's stock price volatility, employee exercise behaviors and related employee forfeiture rates.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Accounting Pronouncements Recently Adopted
In January 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company early adopted this guidance in the second quarter of fiscal 2021, and it did not have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05 Financial Instruments-Credit Losses, ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2020-02 Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842) and ASU 2020-03 Codification Improvements to Financial Instruments (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted this guidance in the first quarter of fiscal 2021 on a modified retrospective basis, and the most notable impact was related to the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses. The Company recorded a cumulative-effect adjustment of $1.4 million to the Consolidated Balance Sheets on November 1, 2020.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This guidance amended Topic 808 and Topic 606 to clarify that transactions in a collaborative arrangement should be accounted for under Topic 606 when the counterparty is a customer for a distinct good or service (i.e., unit of account). The amendments preclude an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted this guidance on November 1, 2020, and it did not have a material impact on our Consolidated Financial Statements.

Accounting Pronouncements Issued Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022 and should be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2021-08 on our Consolidated Financial Statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of ASU 2021-10 on our Consolidated Financial Statements.
No other recently issued accounting pronouncements had or are expected to have a material impact on our Consolidated Financial Statements.
Consolidation
The financial statements in this report include the accounts of all of Cooper's consolidated entities. All significant intercompany transactions and balances are eliminated on consolidation.

Foreign Currency Translation
Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into United States dollars at year-end exchange rates. We translate income

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

and expense accounts at average rates for each month. We record gains and losses from the translation of financial statements in foreign currencies into United States dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period. We recorded in other expense and income a net foreign exchange loss of $5.5 million for fiscal 2021, $1.2 million for fiscal 2020 and $2.2 million for fiscal 2019.

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
CooperVision provides optometric practices with in-office lenses used in marketing programs to facilitate efficient and convenient fitting of contact lenses by practitioners. Such lens fitting sets generally consist of a physical binder or rack to store contact lenses and an array of lenses. We record the costs associated with the original fitting set to other long-term assets on our Consolidated Balance Sheets. We amortize such costs over their estimated useful lives to selling, general and administrative expense on our Consolidated Statements of Income. We also expense the cost for lenses provided to practitioners as replenishment for fitting sets in the period shipped to selling, general and administrative expense on our Consolidated Statements of Income.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments purchased with maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Inventories

October 31, (In millions)	2021	2020
Raw materials	$137.7	$151.0
Work-in-process	14.0	12.4
Finished goods	433.9	407.0
	$585.6	$570.4
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Property, Plant and Equipment

October 31, (In millions)	2021	2020
Land and improvements	$20.3	$19.9
Buildings and improvements	388.0	356.1
Machinery and equipment	1,863.6	1,764.9
Construction in progress	383.8	333.9
Property, plant and equipment, at cost	$2,655.7	$2,474.8
Less: Accumulated depreciation	1,308.1	1,192.9
	$1,347.6	$1,281.9

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
We expense costs for maintenance and repairs and capitalize major replacements, renewals and improvements. We eliminate the cost and accumulated depreciation of depreciable assets retired or otherwise disposed of from the asset and accumulated depreciation accounts and reflect any gains or losses in operations for the period. We had capitalized interest included in construction in progress of $7.8 million and $5.3 million for the years ended October 31, 2021 and 2020, respectively.

Earnings Per Share
We determine basic earnings per share (EPS) by using the weighted average number of shares outstanding. We determine diluted EPS by increasing the weighted average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method.

Treasury Stock
We record treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. At October 31, 2021 and 2020, the number of shares in treasury was approximately 4.4 million and 4.3 million, respectively. The Company purchased 70 thousand shares during the year ended October 31, 2021 and 161 thousand shares during the year ended October 31, 2020. See Note 8. Stockholders' Equity for additional information on the share repurchase program.

Note 2. Leases

The Company primarily has operating leases for office, manufacturing and warehouse space, vehicles, and office equipment. The Company's leases expire on various dates between 2022 and 2045, some of which could include options to extend the lease.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s operating leases typically include non-lease components such as common-area maintenance costs. The Company has elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.

Leases with a term of one year or less are not recognized on the Consolidated Balance Sheets, while the associated lease payments are recorded in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

Commitments under finance lease arrangements of $2.0 million and $2.4 million as of October 31, 2021 and October 31, 2020, respectively, are not significant and are not included in the disclosure tables below.
The following table presents information about leases on the Consolidated Balance Sheets:

October 31, (In millions)	2021	2020
Operating Leases
Operating lease right-of-use assets	$257.0	$260.2

Operating lease liabilities, current	35.7	33.3
Operating lease liabilities, non-current	231.7	236.8
Total operating lease liabilities	$267.4	$270.1

Weighted average remaining lease term (in years)	10.6	11.3
Weighted average discount rate	3%	3%

The following table presents information about lease expense, which is included in selling, general and administrative expenses in the Consolidated Statements of Income:

(In millions)	2021	2020
Operating lease expense	$44.1	$41.2
Short-term lease expense	0.9	4.4
Variable lease expense	$0.4	$1.8

ASC 840 Comparative Disclosures

Prior to fiscal 2020, we accounted for our leases in accordance with ASC 840, Leases. Under ASC 840, rental expense for operating leases was $45.3 million for fiscal 2019.

Supplemental Cash Flow Information

The following table presents supplemental cash flow information about the Company’s leases:

(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37.4	$40.6
Operating lease right-of-use assets obtained in exchange for lease obligations	$26.5	$17.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Maturity of Lease Liabilities
The minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of October 31, 2021 are:

(In millions)
2022	$42.5
2023	37.3
2024	31.9
2025	30.2
2026	29.4
Thereafter	146.3
Total lease payments	$317.6
Less: interest	50.2
Present value of lease liabilities	$267.4

Note 3. Acquisitions and Assets Held for Sale
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during fiscal 2021, 2020, and 2019:

(In millions)	2021	2020	2019
Technology	$178.6	$—	$12.3
In-Process Research & Development (IPR&D)	20.0	—	—
Customer relationships	7.5	11.4	7.5
Trademarks	1.3	5.1	10.2
Other	0.6	3.9	0.1
Total identifiable intangible assets	$208.0	$20.4	$30.1
Goodwill	91.6	15.3	29.8
Net tangible (liabilities) assets	(10.8)	(0.3)	7.3
Fair value of contingent consideration	(39.1)	—	—
Total closing purchase price	$249.7	$35.4	$67.2
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
Fiscal Year 2021
On May 3, 2021, CooperSurgical completed the acquisition of a privately-held medical device company that develops single-use illuminating medical devices. The purchase price allocation is preliminary, and the Company is in the process of finalizing information primarily related to the valuation of intangible assets and inventory, the associated deferred tax adjustments and the corresponding impact on goodwill.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On April 26, 2021, CooperVision completed the acquisition of a privately-held UK contact lens manufacturer focusing on specialty contact lenses. This acquisition expands CooperVision’s specialty eye care portfolio and accelerates its development of myopia management solutions in the UK.

On March 1, 2021, CooperSurgical completed the acquisition of a privately-held medical device company that designed and developed an innovative obstetric product for use in urgent obstetrics to reduce risks associated with childbirth. The purchase price allocation is preliminary, and the Company is in the process of finalizing information primarily related to the valuation of intangible assets, the associated deferred tax adjustments and the corresponding impact on goodwill.

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

As of October 31, 2021, no contingent consideration has been paid. The Company remeasured the fair value of the contingent consideration at each reporting period. In fiscal 2021, a $56.8 million expense was recognized in selling, general and administrative expense in the Consolidated Statements of Income, resulting from the increase in fair value of the contingent consideration. This was primarily driven by increases in revenue projections, which increased the estimated fair value of the revenue payments.
On December 31, 2020, CooperSurgical completed the acquisition of a privately-held in vitro fertilization (IVF) cryo-storage software solutions company.
The pro forma results of operations of these acquisitions have not been presented because the effect of the business combinations described above was not material to the consolidated results of operations.
Subsequent Events
On November 6, 2021, subsequent to the fiscal year ended October 31, 2021, CooperSurgical entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Generate Life Sciences, a privately held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell (cord blood and cord tissue) storage. The aggregate consideration is $1.605 billion in cash,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

subject to adjustment as set forth in the Merger Agreement. The transaction is anticipated to close in the first quarter of fiscal 2022 and is subject to customary closing conditions, including regulatory approval.

See Note 15. Subsequent Events for more details.
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
Fiscal Year 2019
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
Contingent Consideration

Certain of the Company’s business combinations involve potential payments of future consideration that are contingent upon the achievement of regulatory milestones and/or the acquired business reaching certain revenue thresholds. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized in selling, general and administrative expense in the Consolidated Statements of Income.

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In millions)	2021	2020
Beginning balance	$—	$—
Purchase price contingent consideration	31.3	—
Payments	—	—
Change in fair value	66.1	—
Ending balance	$97.4	$—

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

The Company concluded the substantive terms of the joint venture during the third quarter of fiscal 2021, and the assets and liabilities of this disposal group were reclassified as held for sale as of July 31, 2021. On August 1, 2021, CooperVision entered into a stockholders agreement, which outlines the terms regarding the operation and management of the joint venture. As of October 31, 2021, the Company was in the process of finalizing the joint venture related ancillary agreements, and the disposal group continues to be classified as held for sale as of October 31, 2021.

Pursuant to ASC 360, assets held for sale were measured at the lower of their carrying amounts or fair value less cost to sell. The Company did not record any impairment in fiscal 2021. The Company has determined that this disposal did not qualify as a discontinued operation as the sale was deemed to not be a strategic shift that has or will have a major effect on the Company's operations and financial results.

Included in the Company's Consolidated Balance Sheets as of October 31,2021 are the following carrying amounts of the assets and liabilities held for sale:

(In millions)	October 31, 2021
ASSETS
Cash	$0.3
Goodwill	23.2
Other intangibles, net	83.6
Deferred tax assets	(19.9)
Other assets	2.0
Total assets held-for-sale	$89.2
LIABILITIES
Total liabilities held-for-sale	$1.7

Note 4. Intangible Assets
Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2019	$1,765.4	$663.5	$2,428.9
Net additions	13.5	1.8	15.3
Foreign currency translation adjustment	0.4	2.7	3.1
Balance at October 31, 2020	$1,779.3	$668.0	$2,447.3
Net additions	30.2	61.4	91.6
Amount reclassified to assets held for sale (Note 3)	(23.2)	—	(23.2)
Foreign currency translation adjustment	54.7	3.6	58.3
Balance at October 31, 2021	$1,841.0	$733.0	$2,574.0

Of the October 31, 2021 goodwill balance, $137.2 million for CooperSurgical and $24.6 million for CooperVision is expected to be deductible for tax purposes. Of the October 31, 2020 goodwill balance, $134.2 million for CooperSurgical and $26.9 million for CooperVision was expected to be deductible for tax purposes.

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

The Company performed an annual impairment assessment in the third quarter of fiscal 2021 and 2020, and its analysis indicated that there was no impairment of goodwill in its reporting units. Qualitative factors considered in the assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on the Company's qualitative assessment, if the Company determines that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value of the reporting unit. A reporting unit is the level of reporting at which goodwill is tested for impairment. The Company has three reporting units: CooperVision and within the CooperSurgical segment, Office/Surgical and Fertility, reflecting the current way the Company manages its business.

Goodwill impairment analysis and measurement is a process that requires significant judgment. If the Company's common stock price trades below book value per share, there are changes in market conditions or a future downturn in its business, or a future goodwill impairment test indicates an impairment of its goodwill, the Company may have to recognize a non-cash impairment of goodwill that could be material and could adversely affect the Company's results of operations in the period recognized and also adversely affect its total assets and stockholders' equity.
Other Intangible Assets

	October 31, 2021		October 31, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Trademarks	$156.7	$49.1	$153.4	$37.7	14
Composite intangible asset	1,061.8	283.2	1,061.9	212.4	15
Technology	513.0	287.9	401.2	251.9	10
Customer relationships	378.4	240.1	367.0	216.2	13
License and distribution rights and other	33.4	21.6	31.8	18.2	10
	2,143.3	$881.9	2,015.3	$736.4	14
Less: accumulated amortization and translation	881.9		736.4
Intangible assets with definite lives, net	$1,261.4		$1,278.9
Intangible assets with indefinite lives, net (1)	10.1		10.1
Total other intangibles, net	$1,271.5		$1,289.0
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Intangible assets with definite lives are amortized over the estimated useful life of the assets. As of October 31, 2021, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal years:	(In millions)
2022	$149.2
2023	146.9
2024	142.7
2025	132.2
Thereafter	690.4
Total remaining amortization for intangible assets with definite lives	$1,261.4
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
Given the general deterioration in economic and market conditions surrounding the COVID-19 pandemic, the Company considered the impact that the COVID-19 pandemic may have on its near and long-term forecasts and determined that it was not more likely than not that the fair value of reporting units or relevant asset groups was below carrying amounts, and therefore the Company determined that there was no impairment to either its goodwill, definite-lived or indefinite-lived intangible assets during fiscal 2021.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5. Debt

October 31, (In millions)	2021	2020
Overdraft and other credit facilities	$83.0	$59.4
Term loans	—	350.0
Less: unamortized debt issuance cost	(0.1)	(0.1)
Short-term debt	$82.9	$409.3

Revolving credit	$546.1	$534.0
Term loans	850.0	850.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(0.2)	(0.3)
Long-term debt	$1,396.1	$1,383.9
Total debt	$1,479.0	$1,793.2

Fiscal year maturities of long-term debt as of October 31, 2021, are as follows:

Year (In millions)
2022	$—
2023	$—
2024	$—
2025	$1,396.3
2026	$—
Thereafter	$—

Term Loan Agreement on November 2, 2021

On November 2, 2021, subsequent to the fiscal year ended October 31, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent, which matures on November 1, 2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolver Credit Facility and for general corporate purposes. See Note 15. Subsequent Events for additional information.

Term Loan Agreement on October 16, 2020
On October 16, 2020, the Company entered into a 364-day, $350.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent, which matured on October 15, 2021. At maturity, outstanding amounts under this agreement were fully repaid using borrowings under the 2020 Revolving Credit Facility.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
At October 31, 2021, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $546.1 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility was 0.96% at October 31, 2021. The interest rate on the 2020 Revolving Credit Facility was 0.96% at October 31, 2021. In fiscal 2021, the Company expensed $0.1 million related to the debt issuance costs of the 2020 Term Loan Facility.
The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2020 Credit Agreement:
•Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.
•Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At October 31, 2021, the Company was in compliance with the Interest Coverage Ratio at 43.29 to 1.00 and the Total Leverage Ratio at 1.38 to 1.00 for 2020 Credit Agreement. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a summary of the maximum commitments and the net amounts available to the Company under the credit facilities discussed above as of October 31, 2021:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2020 Revolving Credit Facility	$1,290.0	$546.1	$1.3	$742.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
Total	$2,140.0	$1,396.1	$1.3	$742.6

European Credit Facilities
The Company maintains European credit facilities in the form of continuing and unconditional guarantees. The aggregate facility limit was $35.8 million and $25.8 million at October 31, 2021 and 2020, respectively. The Company will pay all forms of indebtedness in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread common across most subsidiaries covered under the guaranty. At October 31, 2021, $5.4 million of the facilities was utilized. The weighted average interest rate on the outstanding balances was 0.57%.

Asian Pacific Credit Facilities
The Company maintains Yen-denominated credit facilities in Japan supported by continuing and unconditional guarantees. The aggregate facility limit was $95.0 million and $76.6 million at October 31, 2021 and 2020, respectively. The Company will pay all forms of indebtedness in Yen upon demand. Interest expense is calculated on the outstanding balance based on the base rate or TIBOR plus a fixed spread. At October 31, 2021, $77.7 million of the combined facilities was utilized. The weighted average interest rate on the outstanding balances was 0.42%.
The Company maintains credit facilities for certain of our Asia Pacific subsidiaries. Each facility is supported by a continuing and unconditional guaranty. The aggregate facility limit was $9.9 million and $11.2 million at October 31, 2021 and 2020, respectively. The Company will pay all forms of indebtedness, for each facility, in the currency in which it is denominated for those certain subsidiaries. Interest expense is calculated on all outstanding balances based on an applicable base rate for each country plus a fixed spread across all subsidiaries covered under each guaranty. At October 31, 2021, $0.4 million of the facilities was utilized. The weighted average interest rate on the outstanding balances was 2.54%.

Letters of Credit
The Company maintain letters of credit throughout the world with various financial institutions that primarily serve as guarantee notes on certain debt obligations. The aggregate outstanding amount of letters of credit at October 31, 2021 and October 31, 2020 was $4.9 million and $4.5 million, respectively.

Note 6. Income Taxes

Effective Tax Rate

The effective tax rates for fiscal 2021 and 2020 were (499.1)% and 10.6%, respectively. The decrease was primarily due to an intra-group transfer of intellectual property, as discussed below, and remeasurement of the related deferred tax assets caused by the UK enactment of a 25% corporate tax rate. The effective tax rate otherwise increased due to changes in the geographical composition of pre-tax earnings, partially offset by changes in foreign earnings subject to US tax.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The effective tax rate for fiscal 2021 was lower than the US federal statutory tax rate primarily due to the intra-group transfer, the remeasurement of deferred tax assets, and earnings in foreign jurisdictions with lower tax rates partially offset by foreign earnings subject to US tax. The effective tax rate for fiscal 2020 was lower than the US federal statutory rate primarily due to foreign earnings in jurisdictions with lower tax rates partially offset by foreign earnings subject to US tax.

In November 2020, the Company completed an intra-group transfer of certain intellectual property and related assets of the CooperVision business to a UK subsidiary as part of a group restructuring to establish headquarters operations in the UK. Determining fair value involved significant judgment related to future revenue growth, operating margins and discount rates. Income before income taxes resulting from this transfer is eliminated upon consolidation. The transfer resulted in a step-up of the UK tax-deductible basis in the intellectual property and goodwill, creating a temporary difference between the book basis and the tax basis of these assets. As a result, the Company recognized a deferred tax asset of $1,987.9 million, with a corresponding income tax benefit, during the three months ended January 31, 2021.

Components of income before income taxes:

Years Ended October 31, (In millions)	2021	2020	2019
Income before income taxes:
United States	$(31.0)	$(88.0)	$(32.8)
Foreign	522.5	354.5	510.2
	$491.5	$266.5	$477.4

Components of provision for income taxes:

Years Ended October 31, (In millions)	2021	2020	2019
Current:
Federal	$21.0	$1.4	$9.2
State	1.3	1.1	1.6
Foreign	26.7	26.5	15.8
	49.0	29.0	26.6
Deferred:
Federal	(8.8)	3.2	(8.1)
State	(0.5)	0.8	(0.9)
Foreign	(2,492.9)	(4.9)	(6.9)
	(2,502.2)	(0.9)	(15.9)
Provision for income taxes	$(2,453.2)	$28.1	$10.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Reconciliation between the expected provision for income taxes at the US federal statutory rate and the provision for income taxes:

Years Ended October 31, (In millions)	2021	2020	2019
Provision for income taxes at United States statutory tax rate	$103.2	$56.0	$100.3
(Decrease) increase in taxes resulting from:
Foreign income subject to different tax rates	(43.6)	(54.7)	(85.6)
Foreign income subject to United States tax	25.4	32.0	16.1
United States tax reform	—	—	(5.8)
Employee compensation	(9.9)	(4.4)	(7.8)
Deferred tax asset step-up	3.2	(9.0)	(6.7)
United States provision-to-return	(1.2)	7.0	4.4
Intra-group transfer to UK subsidiary	(1,987.9)	—	—
Remeasurement of deferred tax assets from UK rate change	(536.7)	—	—
Change in unrecognized tax benefits	(7.6)	(0.1)	(1.5)
Other, net	1.9	1.3	(2.7)
Actual provision for income taxes	$(2,453.2)	$28.1	$10.7

Components of deferred tax assets and liabilities:

Years Ended October 31, (In millions)	2021	2020
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$3.4	$2.6
Inventories	6.1	5.8
Accrued liabilities, reserves and compensation accruals	78.1	77.1
Foreign deferred tax assets	2,531.5	90.9
Share-based compensation	28.6	21.4
Net operating loss carryforwards	18.5	9.6
Intangible assets	7.5	19.6
Research and experimental expenses - Section 59(e)	13.5	9.2
Tax credit carryforwards	0.8	1.5
Total gross deferred tax assets	2,688.0	237.7
Less: valuation allowance	(51.8)	(45.3)
Deferred tax assets	2,636.2	192.4
Deferred tax liabilities:
Tax deductible goodwill	(34.0)	(29.7)
Plant and equipment	(46.5)	(39.2)
Deferred tax on foreign earnings	(8.4)	(7.5)
Transaction costs	(0.7)	(0.7)
Foreign deferred tax liabilities	(24.1)	(61.0)
Total gross deferred tax liabilities	(113.7)	(138.1)
Net deferred tax assets	$2,522.5	$54.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, the Company analyzes whether some or all deferred tax assets will not be realized. This analysis considers historical taxable income, the projected reversal of deferred tax liabilities, projected taxable income and tax planning strategies. Based upon this analysis, it is more likely than not the deferred tax assets, net of valuation allowance, will be realized. The increase in valuation allowance is primarily due to foreign tax credits.

At October 31, 2021, we had federal net operating loss carryforwards of $63.7 million, state net operating loss carryforwards of $19.7 million, and $1.0 million of California research credit carryforwards. Federal net operating loss carryforwards of $47.5 million expire on various dates between 2025 and 2037 and $16.2 million do not expire. The state net operating loss carryforwards expire on various dates between 2025 through 2043, and the California research credit carryforwards do not expire.

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

Changes in unrecognized tax benefits:

(In millions)
Balance at October 31, 2019	$49.7
Increase from prior year's UTB's	3.4
Increase from current year's UTB's	7.6
UTB (decrease) from expiration of statute of limitations	(2.2)
Balance at October 31, 2020	$58.5
Decrease from prior year's UTB's	(8.3)
Increase from current year's UTB's	307.2
Increase (decrease) from settlements	(1.9)
UTB (decrease) from expiration of statute of limitations	(1.7)
Balance at October 31, 2021	$353.8

As of October 31, 2021, 2020 and 2019 there were unrecognized tax benefits of $353.8 million, $58.5 million, and $49.7 million, respectively. If recognized, these tax benefits would affect our effective tax rates for 2021, 2020 and 2019, by $336.5 million, $46.0 million, and $41.7 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized as income tax expense. As of October 31, 2021, 2020 and 2019, we had accrued gross interest and penalties related to unrecognized tax benefits of $6.4 million, $7.3 million, and $3.9 million, respectively.

Included in the balance of unrecognized tax benefits at October 31, 2021 is $4.2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

Filed tax returns are subject to examination by tax authorities in major tax jurisdictions after fiscal 2014, including the UK and the US.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7. Earnings Per Share

Years Ended October 31,
(In millions, except for earnings per share)	2021	2020	2019
Net income attributable to Cooper stockholders	$2,944.7	$238.4	$466.7
Basic:
Weighted average common shares	49.2	49.1	49.4
Basic earnings per share attributable to Cooper stockholders	$59.80	$4.85	$9.44
Diluted:
Weighted average common shares	49.2	49.1	49.4
Effect of dilutive stock plans	0.6	0.5	0.6
Diluted weighted average common shares	49.8	49.6	50.0
Diluted earnings per share attributable to Cooper stockholders	$59.16	$4.81	$9.33
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2021	2020	2019
Stock option shares excluded	107	207	198
Exercise prices	$345.74	$304.54	$254.77
Restricted stock units excluded	2	1	8

Note 8. Stockholders’ Equity

Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Derivatives	Minimum Pension Liability	Total
Balance at October 31, 2018	$(412.2)	$—	$(18.5)	$(430.7)
Gross change in value	9.0	—	(33.4)	(24.4)
Tax effect	—	—	8.0	8.0
Balance at October 31, 2019	$(403.2)	$—	$(43.9)	$(447.1)
Gross change in value	$0.9	$(17.1)	$(16.8)	$(33.0)
Tax effect	—	4.1	4.0	8.1
Balance at October 31, 2020	$(402.3)	$(13.0)	$(56.7)	$(472.0)
Gross change in value	$82.2	$34.3	$29.8	$146.3
Tax effect	(0.2)	(8.2)	(7.2)	(15.6)
Balance at October 31, 2021	$(320.3)	$13.1	$(34.1)	$(341.3)

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements.
For the years ended October 31, 2021 and 2020, the Company share repurchases were as follow:

Years Ended October 31,	2021	2020
Number of shares	69,622	160,850
Average repurchase price per share	$356.6	$296.9
Total costs of shares repurchased (in millions)	$24.8	$47.8

At October 31, 2021, $334.8 million remained authorized for repurchase under the program.
Dividends
In fiscal 2021 and 2020, the Company paid a semiannual dividend of 3 cents per share: $1.5 million or 3 cents per share on February 9, 2021 to stockholders of record on January 22, 2021; $1.5 million or 3 cents per share on August 11, 2021 to stockholders of record on July 27, 2021; $1.5 million or 3 cents per share on February 10, 2020 to stockholders of record on January 23, 2020; $1.5 million or 3 cents per share on August 7, 2020 to stockholders of record on July 23, 2020.

Note 9. Stock Plans

2020 Long-Term Incentive Plan for Non-Employee Directors (2020 Directors' Plan)

In March 2020, we received stockholder approval of the 2020 Directors' Plan. The 2020 Directors' Plan authorizes either the Company's Board of Directors or a designated committee thereof composed of two or more Non-Employee Directors to grant to Non-Employee Directors equity awards for up to 50,000 shares of common stock, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.
The 2020 Directors' Plan provides for annual equity award grants to Non-Employee Directors on April 1st of each fiscal year which subsequently vest on the first anniversary of the date of grant. If a Non-Employee Director is appointed or elected after April 1, then they will receive a grant on the date of such appointment or election that is proportionally adjusted to reflect the number of months of actual service on the board during the first fiscal year of their election or appointment. The 2020 Directors' Plan also allows the Board of Directors to make discretionary grants to Non-Employee Directors.
Under the 2020 Directors' Plan, awards are made in the form of RSUs unless otherwise approved by the Board of Directors. RSUs entitle the recipient to receive shares of common stock, without any payment in cash or property. Legal ownership of the shares is not transferred until the unit vests and issued RSUs have no dividend or voting rights prior to vesting. Awards are made with a total target grant date value of $270,000, or $283,500 in the case of the Lead Director and $297,000 in the case of the Chairman of the Board.
Awards may also be made in the form of stock options or restricted stock. In the event of such awards, grants of stock options will have an exercise price equal to 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. Awards of restricted stock provide the right to receive shares, subject to such purchase price requirements, restrictions on sale or transfer, or other conditions as approved by the Board of Directors. Restricted shares retain dividend and voting rights.
As of October 31, 2021, 37,853 shares remain available under the 2020 Directors' Plan for future grants.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2007 Long-Term Incentive Plan (2007 Plan)

In March 2007, we received stockholder approval of the 2007 Plan. The 2007 Plan was subsequently amended and restated, and granted stockholder approval in March 2009, March 2011, and March 2016.
The Third Amended and Restated 2007 Plan is designed to increase our stockholder value by attracting, retaining and motivating key employees and consultants who directly influence our profitability. The Third Amended and Restated 2007 Plan authorizes either our Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2026, up to 6,930,000 shares in the form of specified equity awards including stock options, restricted stock units and performance share awards, subject to adjustment for future stock splits, stock dividends, expirations, forfeitures and similar events.

During fiscal 2021, we granted stock options, restricted stock units, and performance share awards to employees under the Third Amended and Restated 2007 Plan. All stock options are granted at 100% of fair market value on the date of grant and expire no more than 10 years after the grant date. RSUs are nontransferable awards entitling the recipient to receive shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. For RSUs, legal ownership of the shares is not transferred to the employee until the unit vests, which is generally over a specified time period and RSUs have no dividend or voting rights prior to vesting. Performance share awards are nontransferable awards entitling the recipient to receive a variable number of shares of common stock, without any payment in cash or property, in one or more installments at a future date or dates as determined by the Board of Directors or its authorized committee. Legal ownership of the shares is not transferred to the recipient until the award vests, and the number of shares distributed is dependent upon the achievement of certain performance targets over a specified period of time.

As of October 31, 2021, 908,753 shares remained available under the Third Amended and Restated 2007 Plan for future grants. The amount of available shares includes shares which may be distributed under performance share awards.

Share-Based Compensation
Compensation expense and the related tax benefit recognized in our Consolidated Statements of Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

October 31,
(In millions)	2021	2020	2019
Selling, general and administrative expense	$38.4	$32.2	$28.7
Cost of sales	3.9	4.0	4.7
Research and development expense	2.4	2.4	2.9
Total compensation expense	$44.7	$38.6	$36.3
Related income tax benefit	$5.6	$4.8	$5.1

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

Years Ended October 31,	2021	2020	2019
Expected life	4.0 years	4.4 years	4.4 years
Expected volatility	30.3%	24.5%	22.0%
Risk-free interest rate	0.3%	1.6%	2.9%
Dividend yield	0.02%	0.02%	0.02%

The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2020	1,103,507	$213.53
Granted	109,440	$345.74
Exercised	(235,478)	$142.31
Forfeited or expired	(4,777)	$327.62
Outstanding at October 31, 2021	972,692	$245.09	6.22
Vested and expected to vest at October 31, 2021	939,788	$243.15	6.16	$163,310,445
Vested and exercisable at October 31, 2021	470,748	$207.13	4.99	$98,757,454

The weighted-average fair value of each option granted during fiscal 2021, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 Plan was $84.10. No options were granted under the 2020 Directors' Plan in fiscal 2021. The total intrinsic value of options exercised during the fiscal year ended October 31, 2021 was $64.7 million.

The weighted-average fair value of each option granted during fiscal 2020 and 2019, estimated as of the grant date using the Black-Scholes option pricing model, for the 2007 Plan was $70.45 and $60.71, respectively. The total intrinsic value of options exercised during fiscal 2020 and 2019 was $22.6 million and $40.1 million, respectively.

Stock options outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 Plan generally vest over a range of three to five years based on service conditions and expire no later than ten years after the grant date. Options granted under the 2020 Directors' Plan generally vest in one year and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period. However, Directors' options grants would have been expensed on the date of grant as the 2020 Directors' Plan did not contain a substantive future requisite service period. As of October 31, 2021, there was

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$21.0 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

Restricted Stock Units

RSUs granted under the 2007 Plan generally vest over three to five years. RSUs granted under the 2020 Directors' Plan vest in one year. The fair value of RSUs is estimated on the date of grant based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2021, there was $63.1 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.

The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2020	368,620	$247.09
Granted	114,111	$352.92
Vested and issued	(137,119)	$222.42
Forfeited or expired	(28,277)	$269.62
Non-vested RSUs at October 31, 2021	317,335	$293.80

Performance Units

Performance units may be granted to selected key employees with vesting contingent upon meeting future reported earnings per share goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. We granted performance unit awards on December 8, 2020 under the 2007 Plan. The performance shares actually earned will range from zero to 200% of the target number of performance shares for performance periods ending in fiscal 2021 through fiscal 2024. Subject to limited exceptions set forth in the performance share plan, any shares earned will be distributed in the subsequent fiscal year after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock and the estimate of probability of award achievement. This estimate is reviewed each fiscal quarter and adjustments are recorded if it is determined that the estimate of probability of award achievement has changed.

We recognize compensation expense ratably over the vesting period. As of October 31, 2021, there was $10.2 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.
Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval for the Employee Stock Purchase Plan (ESPP). The first offering period began on November 4, 2019 and offerings are generally made on a quarterly basis. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. Payroll deductions will be limited to maximum of 15% of the employee’s eligible compensation, not to exceed $21.3 thousand in any one calendar year. The ESPP initially authorized the issuance of 1,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. During fiscal 2021 and 2020, we issued 17,575 and 11,641 shares to our employees under the ESPP, respectively. At October 31, 2021, the number of shares remaining available for future issuance under the ESPP was 970,784 shares. Total ESPP share-based compensation recognized during fiscal 2021 and 2020 was $1.0 million and $0.7 million, respectively.

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

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2021, 2020 and 2019 and the funded status of the Plan and net periodic pension costs for each of the years in the three-year periods ended October 31, 2021.

Retirement Income Plan

Years Ended October 31, (In millions)	2021	2020	2019
Change in benefit obligation
Benefit obligation, beginning of year	$218.8	$189.7	$147.1
Service cost	17.2	13.9	10.1
Interest cost	4.4	5.2	6.1
Benefits paid	(11.5)	(10.0)	(10.2)
Actuarial loss	2.0	20.0	36.6
Benefit obligation, end of year	$230.9	$218.8	$189.7
Change in plan assets
Fair value of plan assets, beginning of year	$159.5	$136.0	$121.0
Actual return on plan assets	38.8	10.1	12.1
Employer contributions	12.7	23.4	13.1
Benefits paid	(11.5)	(10.0)	(10.2)
Fair value of plan assets, end of year	$199.5	$159.5	$136.0
Funded status at end of year	$(31.4)	$(59.3)	$(53.7)

Years Ended October 31, (In millions)	2021	2020	2019
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent liabilities	$(31.4)	$(59.3)	$(53.7)
Net amount recognized at year end	$(31.4)	$(59.3)	$(53.7)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2021	2020	2019
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$44.4	$74.2	$57.3
Accumulated other comprehensive income	$44.4	$74.2	$57.3

Years Ended October 31, (In millions)	2021	2020	2019
Information for defined benefit plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$230.9	$218.8	$189.7
Fair value of plan assets	$199.5	$159.5	$136.0

Years Ended October 31, (In millions)	2021	2020	2019
Information for defined benefit plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$207.6	$195.8	$170.8
Fair value of plan assets	$199.5	$159.5	$136.0

Years Ended October 31, (In millions)	2021	2020	2019
Reconciliation of (prepaid) accrued pension cost:
(Prepaid)/Accrued pension cost at prior fiscal year end	$(14.8)	$(3.7)	$2.2
Net periodic benefit cost	14.5	12.3	7.2
Contributions made during the year	(12.7)	(23.4)	(13.1)
(Prepaid)/Accrued pension cost at fiscal year end	$(13.0)	$(14.8)	$(3.7)

Years Ended October 31, (In millions)	2021	2020	2019
Components of net periodic benefit cost and other amounts recognized in the Consolidated Statements of Income:
Net periodic benefit cost:
Service cost	$17.2	$13.9	$10.1
Interest cost	4.4	5.2	6.1
Expected return on plan assets	(12.5)	(10.8)	(9.8)
Recognized actuarial loss	5.4	4.0	0.8
Net periodic pension cost	$14.5	$12.3	$7.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2021	2020	2019
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(24.4)	$20.8	$34.2
Amortizations of net gain	(5.4)	(4.0)	(0.8)
Total recognized in other comprehensive (income) loss	$(29.8)	$16.8	$33.4
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(15.2)	$29.0	$40.6

Years Ended October 31,	2021	2020	2019
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost:
Projected Benefit Obligation	2.78%	3.13%	4.42%
Service Cost	2.86%	3.18%	4.49%
Interest Cost	2.07%	2.78%	4.22%
Discount rate for determining benefit obligations at year end	2.76%	2.78%	3.13%
Rate of compensation increase for determining expense	3.60%	3.60%	4.00%
Rate of compensation increase for determining benefit obligations at year end	3.60%	3.60%	3.60%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2021	10/31/2020	10/31/2019

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate used for the Plan is based primarily on the yields of a universe of high-quality corporate bonds rated AA or above, with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate will cause the present value of benefit obligations to change in the opposite direction. If a discount rate of 2.78%, which is 0.35% lower than prior fiscal year, had been used, the projected benefit obligation would have been $230.2 million, and the accumulated benefit obligation would have been $207.0 million.

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

Reasons for Significant Liability Gains and Losses

The projected benefit obligation experienced a net loss of approximately $2.0 million during the year. This loss is primarily due to losses from assumption changes of approximately $0.7 million, and losses of approximately $1.3 million due to demographic experience. The key assumption changes were the decrease in the discount rate (loss of $0.7 million), a change in the mortality tables projection scale (loss of $0.5 million), and changes in assumptions for lump sum determination (gain of $0.5 million). The primary reasons for demographic losses were the net effect of retirement rates, termination rates, salary increases and other experience that was different from assumed.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2021	2020	2019
Asset category
Cash and cash equivalents	5.0%	11.8%	3.2%
Equity mutual funds	62.8%	57.7%	63.7%
Hedging Strategy Funds	4.7%	4.3%	4.9%
Bond mutual funds	27.5%	26.2%	28.2%
Total	100.0%	100.0%	100.0%

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

As of the measurement date of October 31, 2021, the fair value measurement of plan assets is as follows:

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$10.0	$10.0	$—	$—
Equity mutual funds	125.3	125.3	—	—
Hedging Strategy Funds	9.4	9.4	—	—
Bond mutual funds	54.8	24.5	30.2	0.1
Total	$199.5	$169.2	$30.2	$0.1

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Cash Flows

Contributions

The Company contributions to the Plan were $12.7 million for fiscal 2021, $23.4 million for fiscal 2020 and, $13.1 million for fiscal 2019. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company does not expect to make a contribution to the Plan during fiscal 2022.

Estimated Future Benefit Payments

Years (In millions)
2022	$10.7
2023	$11.6
2024	$12.8
2025	$13.7
2026	$14.4
2027-2031	$79.6

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

Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the Plan. Cooper's contributions on account of participating employees, were $7.2 million, $6.8 million and $6.5 million for the years ended October 31, 2021, 2020 and 2019, respectively.

International Defined Benefit Plans

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
At October 31, 2021 and October 31, 2020, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). On April 6, 2020 the Company entered into six interest rate swap contracts which are used to hedge its exposure to changes in cash flows associated with its variable rate debt and are designated as derivatives in a cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts had maturities of seven years or less. As of October 31, 2021, three of the six interest rate swap contracts have matured and the outstanding contracts have a total notional amount of $1.0 billion.

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

The Company did not have any cross-currency swaps or foreign currency forward contracts as of October 31, 2021.

The fair value of the Company's contingent consideration for which a liability is recorded is measured on a recurring basis as a Level 3 measurement, and the change in fair value is recognized in selling, general and administrative expense in the Consolidated Statements of Income. Refer to Note 3. Acquisitions and Assets Held for Sale for further information.
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
No customer accounted for 10% or more of our consolidated net revenue in the fiscal 2021, 2020 and 2019.
Identifiable assets are those used in continuing operations except cash and cash equivalents, which we include as corporate assets. Long-lived assets are net property, plant and equipment.
The following table presents a summary of our business segment net sales:

(In millions)	2021	2020	2019
CooperVision net sales by category:
Toric lens	$697.5	$598.2	$620.0
Multifocal lens	238.6	197.0	202.9
Single-use sphere lens	616.3	529.0	568.2
Non single-use sphere, other	599.6	518.8	581.8
Total CooperVision net sales	2,152.0	1,843.0	1,972.9
CooperSurgical net sales by category:
Office and surgical products	451.3	358.8	422.4
Fertility	319.2	229.1	258.1
Total CooperSurgical net sales	770.5	587.9	680.5
Total net sales	$2,922.5	$2,430.9	$2,653.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2021, follows:

(In millions)	CooperVision	CooperSurgical	Corporate	Consolidated
2021
Net sales	$2,152.0	$770.5	$—	$2,922.5
Operating income (loss)	$481.3	$71.8	$(47.3)	$505.8
Interest expense				23.1
Other (income), net				(8.8)
Income before income taxes				$491.5
Identifiable assets	$6,965.9	$2,395.6	$244.7	$9,606.2
Depreciation expense	$148.3	$14.9	$—	$163.2
Amortization expense	$35.7	$110.4	$—	$146.1
Capital expenditures	$190.0	$24.4	$—	$214.4
2020
Net sales	$1,843.0	$587.9	$—	$2,430.9
Operating income (loss)	$375.7	$(14.7)	$(49.2)	$311.8
Interest expense				36.8
Other expense, net				8.5
Income before income taxes				$266.5
Identifiable assets	$4,236.3	$2,293.8	$207.4	$6,737.5
Depreciation expense	$138.2	$11.7	$—	$149.9
Amortization expense	$32.4	$104.8	$—	$137.2
Capital expenditures	$260.3	$50.1	$—	$310.4
2019
Net sales	$1,972.9	$680.5	$—	$2,653.4
Operating income (loss)	$506.4	$87.9	$(47.6)	$546.7
Interest expense				68.0
Other expense, net				1.3
Income before income taxes				$477.4
Identifiable assets	$3,911.6	$2,189.8	$173.1	$6,274.5
Depreciation expense	$125.8	$9.0	$0.2	$135.0
Amortization expense	$40.9	$104.9	$—	$145.8
Capital expenditures	$259.0	$33.1	$—	$292.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2021, follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2021
Net sales to unaffiliated customers	$1,339.2	$957.9	$625.4	$2,922.5
Sales between geographic areas	494.9	815.1	(1,310.0)	—
Net sales	$1,834.1	$1,773.0	$(684.6)	$2,922.5
Operating (loss) income	$(26.8)	$416.2	$116.4	$505.8
Long-lived assets	$737.5	$377.2	$232.9	$1,347.6
2020
Net sales to unaffiliated customers	$1,103.6	$789.8	$537.5	$2,430.9
Sales between geographic areas	391.7	327.1	(718.8)	—
Net sales	$1,495.3	$1,116.9	$(181.3)	$2,430.9
Operating (loss) income	$(14.5)	$21.9	$304.4	$311.8
Long-lived assets	$721.3	$363.0	$197.6	$1,281.9
2019
Net sales to unaffiliated customers	$1,211.8	$854.8	$586.8	$2,653.4
Sales between geographic areas	650.7	300.8	(951.5)	—
Net sales	$1,862.5	$1,155.6	$(364.7)	$2,653.4
Operating income	$83.2	$29.3	$434.2	$546.7
Long-lived assets	$626.5	$358.8	$146.8	$1,132.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14. Financial Derivatives and Hedging

As part of the Company’s overall risk management practices the Company enters into financial derivatives, interest rate swaps designated as cash flow hedges, to hedge the Company's exposure to changes in cash flows associated with its variable rate debt.
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
The gain or loss on derivative instruments designated and qualifying for cash flow hedge accounting is deferred in other comprehensive income. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated cash flow hedges are reclassified into earnings in the period that the hedged interest expense affects earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. The Company does not offset fair value amounts recognized for derivative instruments in its Consolidated Balance Sheets for presentation purposes.
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
As of October 31, 2021, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	3	$1,000
These contracts have remaining maturities of six years or less.
The pre-tax impact of gain on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $17.2 million ($13.1 million, net of tax) as of October 31, 2021. The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $17.1 million ($13.0 million, net of tax) as of October 31, 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Balance Sheets where the instruments are recorded:

Derivative Assets
(In millions)		October 31, 2021	October 31, 2020
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current assets	$—	$—
Interest rate swap contracts	Other non-current assets	17.2	—
		$17.2	$—

	Derivative Liabilities
(In millions)		October 31, 2021	October 31, 2020
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other current liabilities	$—	$0.6
Interest rate swap contracts	Other non-current liabilities	—	16.5
		$—	$17.1
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income:

Periods Ended October 31,
(In millions)		2021	2020	2019
Derivatives designated as cash flow hedges	Location of Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$8.0	$3.7	$—
The Company expects that $5.1 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the Consolidated Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

The following table details the changes in accumulated other comprehensive income:

(In millions)	Amount
Balance as of October 31, 2019	$—
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($(15.8), net of tax)	(20.8)
Amount reclassified from other comprehensive income into earnings, gross ($2.8, net of tax)	3.7
Balance loss as of October 31, 2020	$(17.1)
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($20.0, net of tax)	26.3
Amount reclassified from other comprehensive income into earnings, gross ($6.1, net of tax)	8.0
Balance gain as of October 31, 2021	$17.2

Note 15. Subsequent Events
Term Loan Agreement on November 2, 2021

On November 2, 2021, subsequent to the fiscal year ended October 31, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of Nova Scotia, as administrative agent (the 2021 Term Loan Agreement), which matures on November 1, 2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes.

Amounts outstanding under the 2021 Term Loan Agreement will bear interest, at the Company’s option, at either the alternate base rate, or the adjusted LIBO rate (each as defined in the 2021 Term Loan Agreement), plus, in the case of adjusted LIBO rate loans, an applicable rate of 60 basis points.

The 2021 Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain total leverage ratio and interest coverage ratio, each as defined in the 2021 Term Loan Agreement, consistent with the 2020 Credit Agreement. See Note 5. Debt for additional information.
Generate Life Sciences Acquisition

On November 6, 2021, subsequent to the fiscal year ended October 31, 2021, CooperSurgical entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Generate Life Sciences, a privately held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell (cord blood and cord tissue) storage.
The aggregate consideration is $1.605 billion in cash, subject to adjustment as set forth in the Merger Agreement. The transaction is anticipated to close in the first quarter of fiscal 2022 and is subject to customary closing conditions, including regulatory approval.

This acquisition is a strong strategic fit for CooperSurgical as it allows the Company to better serve fertility clinics and Obstetricians/Gynecologists (OB/GYN) with a more extensive suite of products and services.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer based upon their evaluation as of October 31, 2021, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2021.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2021, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2022 (the 2022 Proxy Statement).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Report of the Audit Committee” section of the 2022 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2021, 2020 and 2019
Statements of Comprehensive Income for the years ended October 31, 2021, 2020 and 2019
Balance Sheets as of October 31, 2021 and 2020
Statements of Stockholders' Equity for the years ended October 31, 2021, 2020 and 2019
Statements of Cash Flows for the years ended October 31, 2021, 2020 and 2019
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2021

(In millions)	Balance Beginning of Year	Additions Charged to Costs and Expenses	(Deductions) Recoveries/ Other (1)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended October 31, 2021	$10.2	$0.7	$(1.7)	$9.2
Year Ended October 31, 2020	$16.4	$3.6	$(9.8)	$10.2
Year Ended October 31, 2019	$19.0	$1.6	$(4.2)	$16.4

(1) Consists of additions representing allowances and recoveries, less deductions representing receivables written off as uncollectible.

(In millions)	Balance Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Deferred income tax valuation allowance:
Year Ended October 31, 2021	45.3	8.8	(2.3)	51.8
Year Ended October 31, 2020	41.5	5.9	(2.1)	45.3
Year Ended October 31, 2019	39.1	3.9	(1.5)	41.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Second Restated Certificate of Incorporation filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated January 13, 2006
3.2	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 12, 2018, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 18, 2018
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

10.10#	The Cooper Companies, Inc.’s 2019 Employee Stock Purchase Plan incorporated by reference to Company’s Proxy Statement filed February 01, 2019
10.11#	The 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc., incorporated by reference to the Company's Proxy Statement filed February 4, 2020
10.12#	Form of Restricted Stock Unit Agreement pursuant to the 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.
10.13(a)
License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
10.14(a)
Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc., incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 21, 2012

10.15
Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 12, 2005

10.16
First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 12, 2005

10.17
Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 12, 2005

10.18
Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2020

10.19
Amendment No. 1 and Joinder, dated as of October 30, 2020, to Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020

10.20
Loan Agreement, dated as of November 2, 2021, among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2021

10.21#	The Cooper Companies, Inc. 2021 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 2, 2021
10.22
Agreement and Plan of Merger, dated as of November 6, 2021, by and among The Cooper Companies, Inc., CooperSurgical, Inc., Bruin Merger Sub, LLC, GI Generate Parent LLC, and GI Partners Acquisitions LLC., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 10, 2021

21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language):(i) Consolidated Statements of Income for the years ended October 31, 2021, 2020 and 2019 (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2021, 2020 and 2019 (iii) Consolidated Balance Sheets at October 31, 2021 and 2020, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2021, 2020 and 2019 (v) Consolidated Statements of Cash Flows for the years ended October 31, 2021, 2020 and 2019, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Exhibit Number	Description of Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 16. Form 10-K Summary.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2021.

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

Signature	Capacity	Date
/s/ ALBERT G. WHITE, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2021
(Albert G. White, III)
/s/ ROBERT S. WEISS	Chairman of the Board	December 10, 2021
(Robert S. Weiss)
/s/ WILLIAM A. KOZY	Vice Chairman of the Board and Lead Director	December 10, 2021
(William A. Kozy)
/s/ BRIAN G. ANDREWS	Executive Vice President, Chief Financial Officer & Treasurer	December 10, 2021
(Brian G. Andrews)	(Principal Financial Officer)
/s/ AGOSTINO RICUPATI	Chief Accounting Officer & Senior Vice President, Finance & Tax	December 10, 2021
(Agostino Ricupati)	(Principal Accounting Officer)
/s/ COLLEEN E. JAY	Director	December 10, 2021
(Colleen E. Jay)
/s/ JODY S. LINDELL	Director	December 10, 2021
(Jody S. Lindell)
/s/ GARY S. PETERSMEYER	Director	December 10, 2021
(Gary S. Petersmeyer)
/s/ MARIA RIVAS M.D.	Director	December 10, 2021
(Maria Rivas M.D.)
/s/ TERESA S. MADDEN	Director	December 10, 2021
(Teresa S. Madden)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CORPORATE INFORMATION

BOARD OF DIRECTORS

Robert S. Weiss
Chairman of the Board

William A. Kozy
Vice Chairman and Lead Director

Colleen E. Jay
Director

Jody S. Lindell
President and Chief Executive Officer,
S.G. Management, Inc.

Teresa S. Madden
Director

Gary S. Petersmeyer
Director

Maria Rivas M.D.
Director

Albert G. White, III
President & Chief Executive Officer

COMMITTEES OF THE BOARD

Audit Committee
Jody S. Lindell (Chairman)
Teresa S. Madden
Maria Rivas M.D.
Gary Petersmeyer

Corporate Governance and Nominating Committee
William A. Kozy (Chairman)
Colleen E. Jay
Jody S. Lindell
Maria Rivas M.D.

Organization and Compensation Committee
Colleen E. Jay (Chairman)
William A. Kozy
Teresa S. Madden
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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President, Investor Relations & Risk Management
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
Voice: 925-460-3663
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2022.

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