Form 10-Q
period 2022-01-31
COOPER COMPANIES, INC.
filed 2022-03-04
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On February 25, 2022, 49,301,550 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Three Months Ended January 31,
(In millions, except for earnings per share)
(Unaudited)

	2022	2021
Net sales	$787.2	$680.5
Cost of sales	268.8	229.8
Gross profit	518.4	450.7
Selling, general and administrative expense	319.1	261.2
Research and development expense	26.2	21.4
Amortization of intangibles	42.3	34.7
Operating income	130.8	133.4
Interest expense	6.6	6.4
Other expense (income), net	2.3	(12.5)
Income before income taxes	121.9	139.5
Provision for income taxes (Note 6)	26.6	(1,961.6)
Net income	$95.3	$2,101.1
Earnings per share (Note 7):
Basic	$1.93	$42.77
Diluted	$1.91	$42.31
Number of shares used to compute earnings per share:
Basic	49.4	49.1
Diluted	49.9	49.7
Other comprehensive income, net of tax:
Cash flow hedges	$13.3	$4.5
Foreign currency translation adjustment	(49.2)	86.2
Comprehensive income	$59.4	$2,191.8

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	January 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$280.7	$95.9
Trade accounts receivable, net of allowance for credit losses of $11.3 at January 31, 2022 and $9.2 at October 31, 2021	525.9	515.3
Inventories (Note 3)	588.1	585.6
Prepaid expense and other current assets	196.6	179.3
Assets held-for-sale (Note 2)	106.8	89.2
Total current assets	1,698.1	1,465.3
Property, plant and equipment, at cost	2,695.6	2,655.7
Less: accumulated depreciation and amortization	1,334.1	1,308.1
	1,361.5	1,347.6
Operating lease right-of-use assets	268.0	257.0
Goodwill (Note 4)	3,835.7	2,574.0
Other intangibles, net (Note 4)	1,842.0	1,271.5
Deferred tax assets	2,488.2	2,546.6
Other assets	169.0	144.2
Total assets	$11,662.5	$9,606.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$912.0	$82.9
Accounts payable	149.0	161.4
Employee compensation and benefits	122.2	148.7
Operating lease liabilities	36.7	35.7
Other current liabilities	425.5	301.7
Liabilities held-for-sale (Note 2)	19.0	1.7
Total current liabilities	1,664.4	732.1
Long-term debt (Note 5)	2,346.5	1,396.1
Deferred tax liabilities	100.6	24.1
Long-term tax payable	138.0	139.6
Operating lease liabilities	241.0	231.7
Accrued pension liability and other	245.9	140.6
Total liabilities	$4,736.4	$2,664.2
Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $10 cents par value, 120.0 shares authorized, 53.8 issued and 49.2 outstanding at January 31, 2022 and 53.7 issued and 49.3 outstanding at October 31, 2021	5.4	5.4
Additional paid-in capital	1,719.2	1,715.2
Accumulated other comprehensive loss	(377.2)	(341.3)
Retained earnings	6,295.9	6,202.1
Treasury stock at cost: 4.6 shares at January 31, 2022 and 4.4 shares at October 31, 2021	(717.4)	(639.6)
Total Cooper stockholders’ equity	6,925.9	6,941.8
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	6,926.1	6,942.0
Total liabilities and stockholders’ equity	$11,662.5	$9,606.2

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2020	49.1	$4.9	4.3	$0.4	$1,646.8	$(472.0)	$3,261.8	$(617.3)	$0.2	$3,824.8
Net income	—	—	—	—	—	—	2,101.1	—	—	2,101.1
Other comprehensive income, net of tax	—	—	—	—	—	90.7	—	—	—	90.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(11.0)	—	—	—	—	(11.0)
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.8	—	—	0.6	—	1.4
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	10.6	—	—	—	—	10.6
Treasury stock repurchase	(0.1)	—	0.1	—	—	—	—	(24.8)	—	(24.8)
ASU 2016-13 adoption	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Balance at January 31, 2021	49.1	$4.9	4.4	$0.4	$1,647.2	$(381.3)	$5,360.0	$(641.5)	$0.2	$5,989.9

Balance at November 1, 2021	49.3	$5.0	4.4	$0.4	$1,715.2	$(341.3)	$6,202.1	$(639.6)	$0.2	$6,942.0
Net income	—	—	—	—	—	—	95.3	—	—	95.3
Other comprehensive income, net of tax	—	—	—	—	—	(35.9)	—	—	—	(35.9)
Issuance of common stock for stock plans, net	0.1	—	—	—	(10.0)	—	—	—	—	(10.0)
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.2	—	—	0.7	—	1.9
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	12.8	—	—	—	—	12.8
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(78.5)	—	(78.5)
Balance at January 31, 2022	49.2	$5.0	4.6	$0.4	$1,719.2	$(377.2)	$6,295.9	$(717.4)	$0.2	$6,926.1

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In millions, unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$95.3	$2,101.1
Depreciation and amortization	82.0	75.5
Decrease (Increase) in operating capital	6.2	(49.9)
Deferred income taxes	14.7	(1,981.3)
Other non-cash items	(32.2)	2.3
Net cash provided by operating activities	166.0	147.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(57.1)	(55.9)
Acquisitions of businesses and assets, net of cash acquired, and other	(1,612.2)	(79.8)
Net cash used in investing activities	(1,669.3)	(135.7)
Cash flows from financing activities:
Proceeds from long-term debt	1,503.0	253.0
Repayments of long-term debt	(548.6)	(223.2)
Net proceeds (repayments) from short-term debt	830.4	(8.8)
Net payments related to share-based compensation awards	(10.8)	(11.0)
Repurchase of common stock	(78.5)	(24.8)
Issuance of common stock for employee stock purchase plan	1.6	1.2
Debt issuance costs	(3.5)	—
Net cash provided by (used in) financing activities	1,693.6	(13.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.7)	4.5
Net increase in cash, cash equivalents, restricted cash and cash held for sale	186.6	2.9
Cash, cash equivalents, restricted cash and cash held for sale at beginning of period	96.6	116.8
Cash, cash equivalents, restricted cash and cash held for sale at end of period	$283.2	$119.7
Reconciliation of cash flow information:
Cash and cash equivalents	$280.7	$119.1
Restricted cash included in other current assets	2.2	0.6
Cash held for sale	0.3	—
Total cash, cash equivalents, restricted cash and cash held for sale	$283.2	$119.7

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

The accompanying Consolidated Condensed Financial Statements and related notes are unaudited and should be read in conjunction with the audited Consolidated Financial Statements of the Cooper Companies, Inc. and its subsidiaries (the Company) and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The Consolidated Condensed Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the interim periods presented. Readers should not assume that the results reported here either indicate or guarantee future performance.
Accounting Policies

There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
Estimates

The World Health Organization categorized the Coronavirus disease 2019 (COVID-19) as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners & retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. These factors have had, and in the future may continue to have, an adverse effect on our sales, operating results and cash flows.
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
•the carrying value of goodwill and other long-lived assets
There was not a material impact to the above estimates in the Company’s Consolidated Condensed Financial Statements for the three months ended January 31, 2022. The Company continually monitors and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
changes to the estimates and material impacts to the Company’s Consolidated Condensed Financial Statements in future reporting periods.
Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions to the general principles in Topic 740 and enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this guidance on November 1, 2021, and it did not have an impact on the Consolidated Condensed Financial Statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted this guidance on November 1, 2021, and it did not have an impact on the Consolidated Condensed Financial Statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022 and should be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company early adopted this guidance on November 1, 2021 and has applied the guidance to the business combinations entered into during fiscal 2022. Refer to Note 2. Acquisitions and Assets Held for Sale for further information.

Accounting Pronouncements Issued Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. The Company is currently assessing the impacts of the practical expedients provided in Topic 848 and which, if any, the Company will adopt.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-10 on the Consolidated Condensed Financial Statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 2. Acquisitions and Assets Held for Sale
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during the three months ended January 31, 2022 and fiscal 2021:

(In millions)	January 31, 2022	October 31, 2021
Technology	$1.8	$178.6
In-Process Research & Development (IPR&D)	—	20.0
Customer relationships	472.0	7.5
Trademarks	142.0	1.3
Other	—	0.6
Total identifiable intangible assets	$615.8	$208.0
Goodwill	1,288.2	91.6
Net tangible liabilities	(238.3)	(10.8)
Fair value of contingent consideration	—	(39.1)
Total closing purchase price	$1,665.7	$249.7
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
Fiscal Year 2022

Generate Life Sciences®

On December 17, 2021, CooperSurgical completed the acquisition of 100% of the equity interests in Generate Life Sciences (Generate), a privately held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell storage (cord blood & cord tissue), and paid an aggregate consideration of approximately $1.666 billion in cash, reflecting working capital and other adjustments. The cash consideration was funded through a combination of $1.5 billion in proceeds from the issuance of a senior unsecured term loan and available cash on hand.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The Company has accounted for the acquisition of Generate as a business combination, in accordance with ASC Topic 805, Business Combinations. The following table summarizes the provisional fair values of assets acquired and liabilities assumed as of the acquisition date:

(In millions)
Current assets:
Cash and cash equivalents	$58.6
Trade accounts receivable, net	23.3
Inventories	4.0
Prepaid expense and other current assets	29.9
Total current assets	115.8
Property, plant and equipment	25.1
Operating lease right-of-use assets	21.4
Goodwill	1,292.6
Customer relationships	472.0
Trademarks	142.0
Deferred tax assets	15.8
Other assets	0.8
Total assets acquired	$2,085.5

Current liabilities:
Accounts payable	$12.6
Employee compensation and benefits	12.3
Operating lease liabilities	2.5
Deferred revenue	68.4
Other current liabilities	8.8
Total current liabilities	104.6
Deferred tax liabilities	134.4
Operating lease liabilities	18.8
Deferred revenue	160.9
Other liabilities	1.1
Total liabilities assumed	$419.8

Total purchase price	$1,665.7

To develop the provisional fair values of assets acquired and liabilities assumed, the Company utilized currently available information and fair value allocation benchmarks from similar completed transactions. Deferred revenue was recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers, as a result of the adoption of ASU 2021-08. See Note 1. General for additional information. The initial purchase accounting is incomplete and subject to change during the measurement period, which may result in material changes to the purchase price allocation. The Company is in the process of finalizing information primarily related to the valuation of intangible assets, the measurement of deferred revenue, the associated deferred tax adjustments and the corresponding impact on goodwill.

The Company currently estimates that customer relationships will be amortized over 13 years and trademarks will be amortized over 14 years. Goodwill is primarily attributable to assembled workforce and expected synergies to be achieved. The goodwill recognized is not deductible for tax purposes.

The transaction costs associated with the acquisition consisted primarily of legal, regulatory and financial advisory fees, which were expensed as incurred as selling, general and administrative expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Generate's revenue and net income for the period from the acquisition date to January 31, 2022 were $33.8 million and $1.6 million, respectively. The following unaudited pro forma information summarizes the combined results of operations of the Company and Generate as if the acquisition had been completed at the beginning of the Company’s fiscal 2021:

Three Months Ended January 31,
(In millions)	2022	2021
Revenue	$823.4	$744.8
Net income	$79.9	$2,111.5

The unaudited pro forma information for the first three months of fiscal 2022 and 2021 was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The adjustments primarily include increased amortization for the fair value of acquired intangible assets, increased revenue as a result of the ASU 2021-08 deferred revenue adjustments, decreased interest expense as a result of the reversal of Generate's historical interest expense partially offset by additional interest expense on the debt obtained to finance the transaction.

The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of fiscal 2021, or of future results of the consolidated entities.

Subsequent Events

On February 7, 2022, subsequent to the fiscal quarter ended January 31, 2022, CooperSurgical entered into a binding letter of intent to acquire Cook Medical's Reproductive Health business, a manufacturer of minimally invasive medical devices focused on the fertility, obstetrics and gynecology markets. The aggregate consideration is $875.0 million in cash, with $675.0 million payable at the closing and the remaining $200.0 million payable in $50.0 million installments following each of the first, second, third and fourth anniversaries of the closing. The transaction is subject to customary closing conditions, including entry into a definitive acquisition agreement and regulatory approvals, and compliance with certain local employee consultation requirements. See Note 15. Subsequent Events for additional information.

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

On April 26, 2021, CooperVision completed the acquisition of a privately-held UK contact lens manufacturer focusing on specialty contact lenses. This acquisition expands CooperVision's specialty eye care portfolio and accelerates its development of myopia management solutions in the UK.

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

In fiscal 2021, a $56.8 million expense was recognized in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income, resulting from the increase in fair value of the contingent consideration. This was primarily driven by increases in revenue projections, which increased the estimated fair value of the revenue payments.

During the three months ended January 31, 2022, a $3.5 million expense was recognized in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income, resulting from the increase in fair value of the regulatory approval payment. As of January 31, 2022, no contingent consideration has been paid.

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

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

Three Months Ended January 31,
(In millions)	2022	2021
Beginning balance	$97.4	$—
Purchase price contingent consideration	—	30.2
Payments	—	—
Change in fair value	3.5	—
Ending balance	$100.9	$30.2

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

The Company concluded the substantive terms of the joint venture during the third quarter of fiscal 2021, and the assets and liabilities of this disposal group were reclassified as held for sale as of July 31, 2021. On August 1, 2021, CooperVision entered into a stockholders agreement, which outlines the terms regarding the operation and management of the joint venture. As of January 31, 2022, the Company was in the process of finalizing the joint venture related ancillary agreements, and the disposal group continues to be classified as held for sale as of January 31, 2022.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Pursuant to ASC 360, assets held for sale were measured at the lower of their carrying amounts or fair value less cost to sell. The Company did not record any impairment during the three months ended January 31, 2022 and fiscal 2021. The Company has determined that this disposal did not qualify as a discontinued operation as the sale was deemed to not be a strategic shift that has or will have a major effect on the Company's operations and financial results.

Included in the Company's Consolidated Condensed Balance Sheets as of January 31, 2022 and October 31, 2021 are the following carrying amounts of the assets and liabilities held for sale:

(In millions)	January 31, 2022	October 31, 2021
ASSETS
Cash	$0.3	$0.3
Goodwill	20.2	23.2
Other intangibles, net	83.6	83.6
Deferred tax assets	—	(19.9)
Other assets	2.7	2.0
Total assets held-for-sale	$106.8	$89.2
LIABILITIES
Deferred tax liabilities	$16.8	$—
Other liabilities	2.2	1.7
Total liabilities held-for-sale	$19.0	$1.7

Note 3. Inventories

(In millions)	January 31, 2022	October 31, 2021
Raw materials	$148.9	$137.7
Work-in-process	13.5	14.0
Finished goods	425.7	433.9
Total inventories	$588.1	$585.6
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2021	$1,841.0	$733.0	$2,574.0
Current period additions	—	1,291.3	1,291.3
Foreign currency translation adjustment	(24.1)	(5.5)	(29.6)
Balance at January 31, 2022	$1,816.9	$2,018.8	$3,835.7

The Company evaluates goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill, evaluates and tests goodwill balances for impairment in accordance with related accounting standards.

The Company performed an annual impairment assessment in the third quarter of fiscal 2021, and its analysis indicated that there was no impairment of goodwill in its reporting units.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Other Intangible Assets

	January 31, 2022		October 31, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Trademarks	$298.0	$52.8	$156.7	$49.1	14
Composite intangible asset	1,061.9	300.9	1,061.8	283.2	15
Technology	514.4	297.4	513.0	287.9	10
Customer relationships	844.6	247.6	378.4	240.1	13
License and distribution rights and other	32.5	21.5	33.4	21.6	11
	2,751.4	$920.2	2,143.3	$881.9	14
Less: accumulated amortization and translation	920.2		881.9
Intangible assets with definite lives, net	1,831.2		1,261.4
Intangible assets with indefinite lives, net (1)	10.8		10.1
Total other intangibles, net	$1,842.0		$1,271.5
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.

Intangible assets with definite lives are amortized over the estimated useful life of the assets. As of January 31, 2022, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2022	$146.4
2023	193.0
2024	188.8
2025	178.3
2026	170.6
Thereafter	954.1
Total remaining amortization for intangible assets with definite lives	$1,831.2
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
The Company performed an annual impairment assessment in the third quarter of fiscal 2021 and did not recognize any intangible asset impairment charges.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5. Debt

(In millions)	January 31, 2022	October 31, 2021
Overdraft and other credit facilities	$72.0	$83.0
Term loan	840.0	—
Less: unamortized debt issuance cost	—	(0.1)
Short-term debt	$912.0	$82.9

Revolving credit	—	546.1
Term loans	2,350.0	850.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(3.7)	(0.2)
Long-term debt	2,346.5	1,396.1
Total debt	$3,258.5	$1,479.0

Term Loan Agreement on December 17, 2021

On December 17, 2021, the Company entered into a Term Loan Agreement (the 2021 Credit Agreement) by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2021 Credit Agreement provides for a term loan facility (the 2021 Term Loan Facility) in an aggregate principal amount of $1.5 billion, which, unless terminated earlier, matures on December 17, 2026. In addition, the Company has the ability from time to time to request an increase to the commitments under the 2021 Term Loan Facility or to establish a new term loan facility under the 2021 Credit Agreement in an aggregate principal amount not to exceed $1.125 billion, upon prior written notice to the administrative agent and subject to the discretionary participation of the lenders funding such term loans and certain limitations set forth in the 2021 Credit Agreement.

Amounts outstanding under the 2021 Term Loan Facility will bear interest, at the Company’s option, at either (i) the alternate base rate, which is a rate per annum equal to the greatest of (a) the administrative agent’s prime rate, (b) one-half of one percent in excess of the federal funds effective rate and (c) one percent in excess of the adjusted London interbank offered (“LIBO”) rate for a one-month interest period on such day, or (ii) the adjusted LIBO rate, plus, in each case, an applicable rate of, initially, zero basis points, in respect of base rate loans, and 75 basis points, in respect of adjusted LIBO rate loans. Following a specified period after the closing date, the applicable rates will be determined quarterly by reference to a grid based upon the Company’s ratio of consolidated net indebtedness to consolidated EBITDA, each as defined in the 2021 Credit Agreement.

The 2021 Term Loan Facility is not subject to amortization and is not subject to mandatory prepayments prior to maturity. The Company may prepay loan balances from time to time, in whole or in part, without premium or penalty (other than any related breakage costs).

On December 17, 2021, the Company borrowed $1.5 billion under the 2021 Term Loan Facility and used the proceeds to fund the acquisition of Generate. Refer to Note. 2 Acquisitions and Assets Held for Sale for more details.

The interest rate on the 2021 Term Loan Facility was 0.85% at January 31, 2022.

The 2021 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2021 Credit Agreement, consistent with the 2020 Credit Agreement discussed below.

Term Loan Agreement on November 2, 2021

On November 2, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent (the 2021 364-Day Term Loan Agreement), which matures on November 1, 2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Amounts outstanding under the 2021 364-Day Term Loan Agreement will bear interest, at the Company’s option, at either the alternate base rate, or the adjusted LIBO rate (each as defined in the 2021 364-Day Term Loan Agreement), plus, in the case of adjusted LIBO rate loans, an applicable rate of 60 basis points.

The 2021 364-Day Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain total leverage ratio and interest coverage ratio, each as defined in the 2021 364-Day Term Loan Agreement, consistent with the 2020 Credit Agreement. discussed below.

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
On December 17, 2021, the Company entered into Amendment No. 2 to the 2020 Credit Agreement (the Second Amendment to the 2020 Credit Agreement). The Second Amendment to the 2020 Credit Agreement modifies the 2020 Credit Agreement by, among other things, adding CooperSurgical Holdings Limited as a revolving borrower, releasing CooperVision Holding Kft as a borrower, and updating the benchmark replacement language in the 2020 Credit Agreement.
The interest rate on the 2020 Term Loan Facility was 0.85% at January 31, 2022.
The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2020 Credit Agreement:
•Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.
•Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At January 31, 2022, the Company was in compliance with the Interest Coverage Ratio at 47.19 to 1.00 and the Total Leverage Ratio at 2.71 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 for more details.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The following is a summary of the maximum commitments and the net amounts available to us under credit facilities discussed above as of January 31, 2022:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2021 Term Loan Facility	$1,500.0	$1,500.0	n/a	$—	December 17, 2026
2021 364-Day Term Loan	840.0	840.0	n/a	—	November 1, 2022
2020 Revolving Credit Facility	1,290.0	—	1.4	1,288.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
Total	$4,480.0	$3,190.0	$1.4	$1,288.6

Note 6. Income Taxes
The Company's effective tax rates for the three months ended January 31, 2022 and January 31, 2021 were 21.8% and (1,406.3)%, respectively. The increase was primarily due to an intra-group transfer of intellectual property during the three months ended January 31, 2021, as discussed below.

In November 2020, the Company completed an intra-group transfer of certain intellectual property and related assets of CooperVision to a UK subsidiary as part of a group restructuring to establish headquarters operations in the UK. Determining fair value involved significant judgment related to future revenue growth, operating margins and discount rates. The transfer resulted in a step-up of the UK tax-deductible basis in the intellectual property and goodwill, creating a temporary difference between the book basis and the tax basis of these assets. As a result, the Company recognized a deferred tax asset of $1,987.9 million, with a corresponding income tax benefit, during the three months ended January 31, 2021.
Note 7. Earnings Per Share

Three Months Ended January 31,
(In millions, except per share amounts)	2022	2021
Net income	$95.3	$2,101.1
Basic:
Weighted average common shares	49.4	49.1
Basic earnings per share	$1.93	$42.77
Diluted:
Weighted average common shares	49.4	49.1
Effect of dilutive stock plans	0.5	0.6
Diluted weighted average common shares	49.9	49.7
Diluted earnings per share	$1.91	$42.31
The following table sets forth stock options to purchase our common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Three Months Ended January 31,
(In thousands, except exercise prices)	2022	2021
Stock option shares excluded	224	317
Range of exercise prices	$345.74 – $406.17	$304.54 – $345.74

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 8. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2021. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Three Months Ended January 31,
(In millions)	2022	2021
Selling, general and administrative expense	$11.5	$9.1
Cost of sales	1.3	1.1
Research and development expense	0.8	0.6
Total share-based compensation expense	$13.6	$10.8
Related income tax benefit	$1.6	$1.2

Note 9. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2020	$(402.3)	$(56.7)	$(13.0)	$(472.0)
Gross change in value	82.2	29.8	34.3	146.3
Tax effect	(0.2)	(7.2)	(8.2)	(15.6)
Balance at October 31, 2021	$(320.3)	$(34.1)	$13.1	$(341.3)
Gross change in value	(49.2)	—	17.6	(31.6)
Tax effect	—	—	(4.3)	(4.3)
Balance at January 31, 2022	$(369.5)	$(34.1)	$26.4	$(377.2)
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
During the first quarter of fiscal 2022, the Company repurchased 191.2 thousand shares of the Company’s common stock for $78.5 million, at an average purchase price of $410.41 per share. At January 31, 2022, $256.4 million remained authorized for repurchase under the program.
During the first quarter of fiscal 2021, the Company repurchased 69.6 thousand shares of the Company’s common stock for $24.8 million, at an average purchase price of $356.61 per share.
Dividends
The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2022, to stockholders of record on January 21, 2022.

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
At January 31, 2022 and October 31, 2021, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). On April 6, 2020 the Company entered into six interest rate swap contracts which are used to hedge its exposure to changes in cash flows associated with its variable rate debt and are designated as derivatives in a cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts had maturities of seven years or less. As of January 31, 2022, three of the six interest rate swap contracts have matured, and the outstanding contracts have a total notional amount of $1.0 billion.

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

The Company did not have any cross currency swaps or foreign currency forward contracts as of January 31, 2022 and October 31, 2021.

The fair value of the Company's contingent consideration for which a liability is recorded is measured on a recurring basis as a Level 3 measurement, and the change in fair value is recognized in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income. Refer to Note 2. Acquisitions and Assets Held for Sale for further information.

Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition as described in Note 2. Acquisitions and Assets Held for Sale which are considered a Level 3 measurement.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The Company's results of operations for the three months ended January 31, 2022 and 2021, reflect the following components of net periodic defined benefit costs:

Three Months Ended January 31,
(In millions)	2022	2021
Service cost	$4.6	$4.3
Interest cost	1.3	1.1
Expected return on plan assets	(4.0)	(3.1)
Recognized net actuarial gain	0.6	1.3
Net periodic defined benefit plan cost	$2.5	$3.6

The Company did not contribute to the Plan during the first three months of fiscal 2022, and the Company is uncertain of the amount it will contribute during the remainder of the year. The Company did not contribute to the Plan in the first three months of fiscal 2021. The expected rate of return on Plan assets for determining net periodic benefit plan cost is 8%.

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
The Company uses operating income, as presented in our financial reports, as the primary measure of segment profitability. The Company does not allocate costs from corporate functions to segment operating income. Items below operating income are not considered when measuring the profitability of a segment. The Company uses the same accounting policies to generate segment results as the Company does for consolidated results.
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which the Company includes as corporate assets.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Segment information:

Three Months Ended January 31,
(In millions)	2022	2021
CooperVision net sales by category:
Toric lens	$182.2	$162.3
Multifocal lens	65.8	57.7
Single-use sphere lens	167.0	146.0
Non single-use sphere, other	146.5	141.0
Total CooperVision net sales	$561.5	$507.0
CooperSurgical net sales by category:
Office and surgical products	$128.9	$103.5
Fertility	96.8	70.0
CooperSurgical net sales	225.7	173.5
Total net sales	$787.2	$680.5
Operating income (loss):
CooperVision	$127.4	$127.5
CooperSurgical	15.6	17.5
Corporate	(12.2)	(11.6)
Total operating income	130.8	133.4
Interest expense	6.6	6.4
Other expense (income), net	2.3	(12.5)
Income before income taxes	$121.9	$139.5

(In millions)	January 31, 2022	October 31, 2021
Total identifiable assets:
CooperVision	$6,918.8	$6,965.9
CooperSurgical	4,391.8	2,395.6
Corporate	351.9	244.7
Total	$11,662.5	$9,606.2

Geographic information:

Three Months Ended January 31,
(In millions)	2022	2021
Net sales to unaffiliated customers by country of domicile:
United States	$365.3	$313.1
Europe	250.4	220.8
Rest of world	171.5	146.6
Total	$787.2	$680.5

(In millions)	January 31, 2022	October 31, 2021
Net property, plant and equipment by country of domicile:
United States	$758.1	$737.5
Europe	364.9	377.2
Rest of world	238.5	232.9
Total	$1,361.5	$1,347.6

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
As of January 31, 2022 and October 31, 2021, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	3	$1,000
These contracts have remaining maturities of six years or less.

The pre-tax impact of gain on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $34.8 million ($26.4 million, net of tax) as of January 31, 2022. The pre-tax impact of loss on derivatives designated for hedge accounting recognized in other comprehensive income (loss) was $11.2 million ($8.5 million, net of tax) as of January 31, 2021.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Condensed Balance Sheets where the instruments are recorded:

	Derivative Assets
(In millions)		January 31, 2022	October 31, 2021
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other non-current assets	$34.8	$17.2
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income and Comprehensive Income:

Three Months Ended January 31,
(In millions)		2022	2021
Derivatives designated as cash flow hedges	Location of Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$1.9	$2.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The Company expects that $0.5 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the Consolidated Statements of Income and Comprehensive Income over the next twelve months and the amount will vary depending on prevailing interest rates.

The following table details the changes in accumulated other comprehensive income:

(In millions)	Amount
Beginning balance gain as of October 31, 2021	$17.2
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($11.9, net of tax)	15.7
Amount reclassified from other comprehensive income into earnings, gross ($1.4, net of tax)	1.9
Ending balance gain as of January 31, 2022	$34.8

Note 15. Subsequent Events

On February 7, 2022, subsequent to the fiscal quarter ended January 31, 2022, CooperSurgical entered into a binding letter of intent to acquire Cook Medical's Reproductive Health business, a manufacturer of minimally invasive medical devices focused on the fertility, obstetrics and gynecology markets.

The aggregate consideration is $875.0 million in cash, with $675.0 million payable at the closing and the remaining $200.0 million payable in $50.0 million installments following each of the first, second, third and fourth anniversaries of the closing. The transaction is subject to customary closing conditions, including entry into a definitive acquisition agreement and regulatory approvals, and compliance with certain local employee consultation requirements.

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
•Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries, that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, the ongoing COVID-19 pandemic, inflation and escalating global trade barriers, including additional tariffs, by countries such as China.
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
•Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, as such Risk Factors may be updated in quarterly filings including updates made in this filing.
We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the first quarter of fiscal 2022 ended January 31, 2022 and compare them with the same period of fiscal 2021. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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

COVID-19 Considerations

The World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties, which have negatively impacted business and healthcare activity globally. As a result of healthcare systems responding to the demands of managing the pandemic, governments around the world imposing measures designed to reduce the transmission of the COVID-19 virus, and individuals responding to the concerns of contracting the COVID-19 virus, many optical practitioners and retailers, hospitals, medical offices and fertility clinics closed their facilities, restricted access, or delayed or canceled patient visits, exams and elective medical procedures, and many customers that have reopened are experiencing reduced patient visits. These factors have had, and in the future may continue to have, an adverse effect on our sales, operating results and cash flows.

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

First Quarter Highlights
•Gross profit of $518.4 million, up 15% from $450.7 million in the prior year period
•Operating income of $130.8 million, down 2% from $133.4 million in the prior year period
•Diluted earnings per share of $1.91, down 95% from $42.31 per share in the prior year period, primarily due to the income tax benefit related to an intra-group transfer of intellectual property in the prior year period. Refer to Note 6. Income Taxes for further information.
•Cash provided by operations of $166.0 million, compared to $147.7 million in the prior year period
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, the impact, risks and uncertainty relating to the global COVID-19 pandemic and related economic disruptions, as further described in the “COVID-19 Considerations” section above and in the “Risk Factors” section in Part II, Item 1A of this filing, have adversely affected our sales, cash flow and current performance and are likely to further adversely affect our future sales, cash flow and performance. Additionally, other events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by foreign currency volatility, inflation, changes in tax laws, debt concerns, the uncertainty following the UK's withdrawal from the EU, changes to existing and new regulations, global trade barriers including additional tariffs and the trend of consolidations within the health care industry could impact our current performance and continue to represent a risk to our future performance.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal, toric multifocal and myopia management contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology, PC Technology™ and ActivControl® technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care markets with products such as orthokeratology (ortho-k) and scleral lenses. In November 2019, CooperVision received United States Food and Drug Administration (FDA) approval for

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
its MiSight® 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12 and became available in the United States during fiscal 2020. In August 2021, CooperVision received Chinese National Medical Products Administration (NMPA) approval for its MiSight 1 day lens for use in China. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
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
CooperSurgical acquired the following entity during the three months ended January 31, 2022:
•Generate Life Sciences (Generate), a privately held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell storage (cord blood & cord tissue), on December 17, 2021
CooperSurgical acquired the following entity during the three months ended January 31, 2021:
•A privately-held in vitro fertilization (IVF) cryo-storage software solutions company on December 31, 2020

On February 7, 2022, subsequent to the fiscal quarter ended January 31, 2022, CooperSurgical entered into a binding letter of intent to acquire the Reproductive Health business of Cook Medical, a manufacturer of minimally invasive medical devices focused on the fertility, obstetrics and gynecology markets. The aggregate consideration is $875.0 million in cash, with $675.0 million payable at the closing and the remaining $200.0 million payable in $50.0 million installments following each of the first, second, third and fourth anniversaries of the closing. The transaction is subject to customary closing conditions, including entry into a definitive acquisition agreement and regulatory approvals, and compliance with certain local employee consultation requirements. See Note 15. Subsequent Events of the Consolidated Condensed Financial Statements for additional information.

Capital Resources - At January 31, 2022, we had $280.7 million in unrestricted cash, primarily held in the United States, and $1,288.6 million available under our 2020 Revolving Credit Facility. The $1.5 billion term loan entered into on December 17, 2021, the $840.0 million term loan entered into on November 2, 2021, and the $850.0 million term loan entered into on April 1, 2020 remain outstanding as of January 31, 2022.
See Note 5. Debt of the Consolidated Condensed Financial Statements for additional information.

Assets Held for Sale

On February 2, 2021, CooperVision entered into a stock purchase agreement to sell 50% of the equity interest in a wholly-owned subsidiary that was acquired by CooperVision on January 19, 2021. The closing of this transaction is subject to certain closing conditions including required regulatory approvals. We intend to operate the previously wholly-owned subsidiary as a joint venture with the purchaser of the 50% interest once the transaction is closed. We concluded the substantive terms of the joint venture during the third quarter of fiscal 2021, and as of July 31, 2021, the assets and liabilities of this disposal group were reclassified as held for sale. On August 1, 2021, CooperVision entered into a stockholders agreement, which outlines the terms regarding the operation and management of the joint venture. As of January 31, 2022,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
we were in the process of finalizing the joint venture related ancillary agreements, and the disposal group continues to be classified as held for sale. We did not record any impairment during the three months ended January 31, 2022 and fiscal 2021, and this disposal did not qualify as a discontinued operation.

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

Selected Statistical Information – Percentage of Net Sales

	Percentage of Net Sales		2022 vs 2021 % Change in Absolute Values
Periods Ended January 31,	2022	2021
Net sales	100%	100%	16%
Cost of sales	34%	34%	17%
Gross profit	66%	66%	15%
Selling, general and administrative expense	41%	38%	22%
Research and development expense	3%	3%	22%
Amortization of intangibles	5%	5%	22%
Operating income	17%	20%	(2)%
Net Sales Growth by Business Unit

Periods Ended January 31,
($ in millions)	2022	2021	Increase	2022 vs 2021 % Change
CooperVision	$561.5	$507.0	$54.5	11%
CooperSurgical	225.7	173.5	52.2	30%
Net sales	$787.2	$680.5	$106.7	16%
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

Three Months Ended January 31, ($ in millions)	2022	2021	2022 vs 2021 % Change
Toric	$182.2	$162.3	12%
Multifocal	65.8	57.7	14%
Single-use spheres	167.0	146.0	14%
Non single-use sphere, other	146.5	141.0	4%
	$561.5	$507.0	11%
In the three months ended January 31, 2022:
•Toric and multifocal lenses grew primarily through the success of Biofinity and MyDay.
•Single-use sphere lenses growth was primarily driven by MyDay, clariti and MiSight lenses.
•Non single-use sphere lenses growth was primarily driven by Biofinity and ortho-k lenses.
•"Other" products primarily include lens care which represented approximately 1% and 2% of net sales in the first quarter of fiscal 2022 and 2021, respectively.
•Total silicone hydrogel products increased by 12%, representing 78% of net sales in the three months ended January 31, 2022 compared to 77% in the three months ended January 31, 2021.
•Foreign exchange rates negatively impacted sales by approximately $16.4 million in the first quarter of fiscal 2022 and had a positive impact of $14.8 million in the prior year period. In the first quarter of fiscal 2022, net sales increased by 14% in constant currency over the prior year period.

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

Three Months Ended January 31,
($ in millions)	2022	2021	2022 vs 2021 % Change
Americas	$215.5	$200.4	7%
EMEA	213.5	188.8	13%
Asia Pacific	132.5	117.8	13%
	$561.5	$507.0	11%

CooperVision's growth in net sales across all regions was primarily attributable to market gains of silicone hydrogel contact lenses. Refer to CooperVision Net Sales by Category above for further discussion.
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
Office/Surgical – Our significant office and surgical products and services include PARAGARD, Uterine Manipulators, Retractors, Closure products, Point-of-Care products, LEEP products, Endosee, Illuminate, Fetal Pillow and recently acquired stem cell services of Generate
Fertility – Our significant fertility products and services include fertility consumables, fertility equipment, Embryo Options, preimplantation genetic testing and recently acquired fertility services of Generate

Three Months Ended January 31, ($ in millions)	2022	2021	2022 vs 2021 % Change
Office and surgical products	$128.9	$103.5	24%
Fertility	96.8	70.0	38%
	$225.7	$173.5	30%

In the three months ended January 31, 2022:
•Office and surgical products increased compared to the prior year period mainly due to sales from the recently acquired stem cell services of Generate and sales from the acquired products, Illuminate and Fetal Pillow®. Further, there was an increase from other office and surgical products such as closure and neonatal products.
•Fertility net sales increased compared to the prior year period mainly due to an increase in revenue from fertility consumables, equipment sales and preimplantation genetic testing and sales from the recently acquired fertility services of Generate.
•Foreign exchange rates negatively impacted sales by approximately $4.7 million in the first quarter of fiscal 2022, compared to a positive impact of $1.0 million in the prior year period. In the first quarter of fiscal 2022, net sales increased by 33% in constant currency over the prior year period.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Gross Margin

Consolidated gross margin remained relatively flat at 66% in both the first quarter of fiscal 2022 and fiscal 2021.

Selling, General and Administrative Expense (SGA)

Three Months Ended January 31, ($ in millions)	2022	% Net Sales	2021	% Net Sales	2022 vs 2021 % Change
CooperVision	$210.8	38%	$179.1	35%	18%
CooperSurgical	96.1	43%	70.6	41%	36%
Corporate	12.2	—	11.5	—	6%
	$319.1	41%	$261.2	38%	22%

CooperVision's SGA increased in the first quarter of fiscal 2022 compared to fiscal 2021 due to increases in distribution costs, general and administrative costs and advertising and marketing activities primarily related to myopia management. CooperVision's SGA in the first quarter of fiscal 2022 included $6.3 million of costs primarily related to the increase in fair value of the contingent consideration of $3.5 million as described in Note 2. Acquisitions and Assets Held for Sale. CooperVision's SGA in the first quarter of fiscal 2021 included $1.8 million of costs primarily related to acquisition and integration activities.
CooperSurgical's SGA increased in the first quarter of fiscal 2022 compared to fiscal 2021 primarily due to the addition of Generate's SGA. CooperSurgical's SGA in the first quarter of fiscal 2022 included $6.0 million of costs primarily related to acquisition and integration activities. CooperSurgical's SGA in the first quarter of fiscal 2021 included $1.8 million of acquisition and integration expenses.
Corporate SGA increased in the first quarter of fiscal 2022 compared to fiscal 2021 primarily due to higher share-based compensation expense.
Research and Development Expense (R&D)

Three Months Ended January 31, ($ in millions)	2022	% Net Sales	2021	% Net Sales	2022 vs 2021 % Change
CooperVision	$16.1	3%	$14.1	3%	14%
CooperSurgical	10.1	4%	7.3	4%	38%
	$26.2	3%	$21.4	3%	22%
In the three months ended January 31, 2022:
•CooperVision's R&D expense increased in the three months ended January 31, 2022 compared to fiscal 2021, mainly due to myopia management programs, increases in headcount and timing of R&D projects. As a percentage of sales, CooperVision's R&D expense remained relatively flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
•CooperSurgical's R&D expense increased in the three months ended January 31, 2022 compared to fiscal 2021, mainly due to the addition of Generate's R&D expense and increases in headcount. As a percentage of sales, CooperSurgical's R&D expense remained relatively flat. CooperSurgical's R&D activities are focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.
Amortization Expense

Three Months Ended January 31, ($ in millions)	2022	% Net Sales	2021	% Net Sales	2022 vs 2021 % Change
CooperVision	$8.2	1%	$8.4	2%	(2)%
CooperSurgical	34.1	15%	26.3	15%	30%
	$42.3	5%	$34.7	5%	22%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperVision's amortization expense remained relatively flat in absolute dollars in the first quarter of fiscal 2022 compared to fiscal 2021. As a percentage of sales, CooperVision's amortization expense decreased, primarily due to an increase in net sales.
CooperSurgical's amortization expense increased in absolute dollars in the three months ended January 31, 2022 compared to fiscal 2021, primarily due to the amortization of intangible assets newly acquired through acquisitions. As a percentage of sales, CooperSurgical's amortization expense remained relatively flat, primarily due to an increase in net sales.
Operating Income

Three Months Ended January 31, ($ in millions)	2022	% Net Sales	2021	% Net Sales	2022 vs 2021 % Change
CooperVision	$127.4	23%	$127.5	25%	—%
CooperSurgical	15.6	7%	17.5	10%	(10)%
Corporate	(12.2)	—	(11.6)	—	(6)%
	$130.8	17%	$133.4	20%	(2)%

CooperVision's operating income remained relatively flat in absolute dollars in the three months ended January 31, 2022 compared to fiscal 2021. As a percentage of net sales, CooperVision's operating income decreased, primarily due to an increase in net sales.

CooperSurgical's operating income decreased in absolute dollars and as a percentage of net sales in the first quarter of fiscal 2022 compared to fiscal 2021, primarily due to an increase in SGA and amortization expense, partially offset by an increase in net sales.

Corporate operating loss increased in the three months ended January 31, 2022 compared to fiscal 2021, primarily due to higher share-based compensation expense.

On a consolidated basis, operating income decreased in absolute dollars and as a percentage of net sales, primarily due to an increase in SGA and amortization expense, partially offset by an increase in consolidated net sales.
Interest Expense

Three Months Ended January 31, ($ in millions)	2022	% Net Sales	2021	% Net Sales	2022 vs 2021 % Change
Interest expense	$6.6	1%	$6.4	1%	3%
Interest expense remained relatively flat as a percentage of net sales and in absolute dollars during the three months ended January 31, 2022 compared to fiscal 2021.
Other Expense (Income), Net

Three Months Ended January 31,
($ in millions)	2022	2021
Investment gain	$—	$(11.5)
Foreign exchange loss (gain)	3.3	(0.1)
Other income, net	(1.0)	(0.9)
	$2.3	$(12.5)
On January 19, 2021, CooperVision acquired all of the remaining equity interests of a privately-held medical device company that develops spectacle lenses for myopia management. The fair value remeasurement of our previous equity investment immediately before the acquisition resulted in a gain of $11.5 million in the prior year period.
Foreign exchange loss (gain) primarily resulted from the revaluation and settlement of foreign currency-denominated balances.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Other income, net increased in the three months ended January 31, 2022, primarily due to an increase in defined benefit plan related income during the period, partially offset by losses on minority investments.
Provision for Income Taxes

Our effective tax rates for the three months ended January 31, 2022 and January 31, 2021 were 21.8% and (1,406.3)%, respectively. The increase was primarily due to an intra-group transfer of intellectual property during the three months ended January 31, 2021, as discussed below.

In November 2020, we completed an intra-group transfer of certain intellectual property and related assets of CooperVision to a UK subsidiary as part of a group restructuring to establish headquarters operations in the UK. Determining fair value involved significant judgment related to future revenue growth, operating margins and discount rates. The transfer resulted in a step-up of the UK tax-deductible basis in the intellectual property and goodwill, creating a temporary difference between the book basis and the tax basis of these assets. As a result, we recognized a deferred tax asset of $1,987.9 million, with a corresponding income tax benefit, during the three months ended January 31, 2021.
Share-Based Compensation Plans
We have several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Three Months Ended January 31,
($ in millions)	2022	2021
Selling, general and administrative expense	$11.5	$9.1
Cost of sales	1.3	1.1
Research and development expense	0.8	0.6
Total share-based compensation expense	$13.6	$10.8
Related income tax benefit	$1.6	$1.2

Capital Resources and Liquidity
First Quarter Highlights
•Operating cash flow of $166.0 million compared to $147.7 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $57.1 million compared to $55.9 million in the prior year period
•Cash payments for acquisitions and others of $1,612.2 million compared to $79.8 million in the prior year period
•Cash provided by operations of $166.0 million offset by capital expenditures of $57.1 million resulted in positive free cash flow of $108.9 million, up 19% compared to the prior year period
Comparative Statistics

($ in millions)	January 31, 2022	October 31, 2021
Cash and cash equivalents	$280.7	$95.9
Total assets	$11,662.5	$9,606.2
Working capital	$33.7	$733.2
Total debt	$3,258.5	$1,479.0
Stockholders' equity	$6,926.1	$6,942.0
Ratio of debt to equity	0.47:1	0.21:1
Debt as a percentage of total capitalization	32%	18%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Working Capital
The decrease in working capital at January 31, 2022 from the end of fiscal 2021 was primarily due to:
•increase in short-term debt of $829.1 million primarily due to the 2021 364-Day Term Loan Agreement entered into on November 2, 2021; and
•increase in other current liabilities of $123.8 million, primarily due to the Generate acquisition. Refer to Note 2. Acquisitions and Assets Held for Sale for further information; partially offset by:
•increase in cash and cash equivalents of $184.8 million;
•decrease in employee compensation and benefits of $26.5 million;
•increase in prepaid expenses and other current assets of $17.3 million;
•decrease in accounts payable of $12.4 million due to timing of payments and the Generate acquisition; and
•increase in trade accounts receivables of $10.6 million.

At January 31, 2022, our inventory months on hand was 6.6 compared to 6.8 at October 31, 2021. Inventory remained relatively flat.
Our days sales outstanding (DSO) were relatively consistent at 61 days at January 31, 2022, compared to 64 days at October 31, 2021.
Operating Cash Flow
Cash provided by operating activities increased by $18.3 million from $147.7 million in the first quarter of fiscal 2021 to $166.0 million in the first quarter of fiscal 2022. This increase in cash flow provided by operating activities primarily consists of:
•increase of $1,996.0 million in the net changes in deferred income taxes. Refer to Note 6. Income Taxes for further information;
•increase of $56.1 million in net cash flow from changes in operating capital, from $49.9 million outflow in the first quarter of fiscal 2021 to $6.2 million inflow in the first quarter of fiscal 2022; and
•increase of $6.5 million in net changes in depreciation and amortization, from $75.5 million during the first quarter of fiscal 2021 to $82.0 million during the first quarter of fiscal 2022; partially offset by:
•decrease in net income of $2,005.8 million from a net income of $2,101.1 million in the first quarter of fiscal 2021 to $95.3 million in the first quarter of fiscal 2022; and
•decrease from other non-cash items of $34.5 million, from $2.3 million inflow during the first quarter of fiscal 2021 to 32.2 million outflow during the first quarter of fiscal 2022, primarily due to the net changes in long-term liabilities, partially offset by an investment gain of $11.5 million in the first quarter of fiscal 2021. Refer to Note 2. Acquisitions and Assets Held for Sale for further information.
The decrease in net income of $2,005.8 million was primarily due to:
•recognized income tax benefit of $1,987.9 million in the prior year period. Refer to Note 6. Income Taxes for further information; and
•an investment gain of $11.5 million recognized in the prior year period. Refer to Note 2. Acquisitions and Assets Held for Sale for further information.

The $56.1 million increase in the net cash flow from changes in operating capital compared to the prior year period is primarily due to:
•$40.6 million increase in the net changes in trade and other receivables primarily due to timing of collections; and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•$22.5 million increase in the net changes in accounts payable primarily due to timing of payments and payables assumed from the Generate acquisition; partially offset by:
•$12.2 million decrease in the net changes in the transaction gain (loss).
The $34.5 million decrease in non-cash items compared to the prior year period is primarily due to:
•$64.7 million decrease in the net changes in long-term liabilities; partially offset by:
•an investment gain of $11.5 million recognized in the prior year period. Refer to Note 2. Acquisitions and Assets Held for Sale for further information; and
•$8.2 million increase from the effect of exchange rate change on cash.
Investing Cash Flow

Cash used in investing activities increased by $1,533.6 million to $1,669.3 million in the first quarter of fiscal 2022 from $135.7 million in the first quarter of fiscal 2021 due to:

•$1.5 billion increase in payments made for acquisitions in the first quarter of fiscal 2022 compared to the prior year period, largely due to the Generate acquisition in the first three months of fiscal 2022.
Financing Cash Flow
Cash flows from financing activities increase by $1,707.2 million to $1,693.6 million cash inflow in the first quarter of fiscal 2022 compared to $13.6 million cash outflow in the first quarter of fiscal 2021, primarily due to:
•$1,250.0 million increase in proceeds from long-term debt, primarily due to funds received from the 2021 Term Loan Facility; and
•$839.2 million increase in net proceeds from short-term debt, primarily due to the 2021 364-Day Term Loan Agreement; partially offset by:
•$325.4 million increase in repayments of long-term debt, primarily due to repayments of funds from the 2021 Credit Agreement in the first three months of fiscal 2022 compared to repayment of funds from the 2020 Credit Agreement in the prior year period; and
•$53.7 million increase in repurchases of common stock.
On November 2, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent (the 2021 364-Day Term Loan Agreement), which matures on November 1, 2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes.
On December 17, 2021, the Company entered into a Term Loan Agreement (the 2021 Credit Agreement) by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2021 Credit Agreement provides for a term loan facility (the 2021 Term Loan Facility) in an aggregate principal amount of $1.5 billion, which, unless terminated earlier, matures on December 17, 2026. In addition, the Company has the ability from time to time to request an increase to the commitments under the 2021 Term Loan Facility or to establish a new term loan facility under the 2021 Credit Agreement in an aggregate principal amount not to exceed $1.125 billion, upon prior written notice to the administrative agent and subject to the discretionary participation of the lenders funding such term loans and certain limitations set forth in the 2021 Credit Agreement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of January 31, 2022:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2021 Term Loan Facility	$1,500.0	$1,500.0	n/a	$—	December 17, 2026
2021 364-Day Term Loan	840.0	840.0	n/a	—	November 1, 2022
2020 Revolving Credit Facility	1,290.0	—	1.4	1,288.6	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
Total	$4,480.0	$3,190.0	$1.4	$1,288.6

The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio. As defined, in the 2020 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At January 31, 2022, we were in compliance with the Interest Coverage Ratio at 47.19 to 1.00 and the Total Leverage Ratio at 2.71 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
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
At January 31, 2022, $256.4 million remained authorized for repurchase under the program.
The Company's share repurchases during the three months ended January 31, 2022 and January 31, 2021 were as follows:

Periods Ended January 31,	2022	2021
Number of shares	191,165	69,622
Average repurchase price per share	$410.41	$356.61
Total costs of shares repurchased (in millions)	$78.5	$24.8
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2022, to stockholders of record on January 21, 2022.

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
Estimates and Critical Accounting Policies

Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis on Form 10-K for the fiscal year ended October 31, 2021. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year October 31, 2021.
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
On April 6, 2020, we entered into six interest rate swap contracts to hedge the Company's exposure to changes in cash flows associated with its variable rate debt. The interest rate swap contracts became effective on April 6, 2020 and had maturities of seven years or less. As of January 31, 2022, the outstanding contracts have a total notional amount of $1.0 billion.
We did not have any cross currency swaps or foreign currency forward contracts as of January 31, 2022.
On April 1, 2020, we entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among us, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The 2020 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to repay an outstanding term loan, and for general corporate purposes. At January 31, 2022, the Company had $1,288.6 million available under the 2020 Revolving Credit Facility and $850.0 million outstanding under the 2020 Term Loan Facility.

On November 2, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent (the 2021 364-Day Term Loan Agreement), which matures on November 1, 2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes. At January 31, 2022, the Company had $840.0 million outstanding under the 2021 364-Day Term Loan Agreement.

On December 17, 2021, the Company entered into a Term Loan Agreement (the 2021 Credit Agreement) by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2021 Credit Agreement provides for a term loan facility (the 2021 Term Loan Facility) in an aggregate principal amount of $1.5 billion, which, unless terminated earlier, matures on December 17, 2026. In addition, the Company has the ability from time to time to request an increase to the commitments under the 2021 Term Loan Facility or to establish a new term loan facility under the 2021 Credit Agreement in an aggregate principal amount not to exceed $1.125 billion, upon prior written notice to the administrative agent and subject to the discretionary participation of the lenders funding such term loans and certain limitations set forth in the 2021 Credit Agreement. At January 31, 2022, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility.
If interest rates were to have increased or decreased by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $3.7 million based on average debt outstanding for the first quarter of fiscal 2022, after consideration of our interest rate swap contracts.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our first quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included in Note 12. Contingencies of the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. In the first quarter of fiscal 2022, we updated some of our risk factors as described below. There have been no other material changes in our risk factors from those previously discussed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

Our substantial and expanding international operations are subject to uncertainties which could affect our operating results.

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America and Europe. Over half of our net sales for the first quarter of fiscal 2022 and the fiscal year ended October 31, 2021 were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including:

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

In addition, Russia’s invasion of Ukraine and the global response to this invasion could have an adverse impact on our business, including by impacting our ability to market and sell products in Russia, by creating disruptions in the global supply chain, by potentially having an adverse impact on the global economy, European economy, financial markets, energy markets, currency rates and otherwise.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

We face risks associated with disruption of our manufacturing, distribution and storage operations, including possible failure to develop necessary manufacturing processes, or constrained, idle or excess capacity, which could adversely affect our profitability or competitive position.

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities, or in the operations of our fertility and stem cell storage facilities, whether due to the effects of the COVID-19 pandemic and related work stoppages, technical or labor difficulties, integration difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMP) or similar foreign requirements or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete. Conversely, constrained, excess or idle capacity, which could result from acquisitions, unexpected demand, inaccurate sales forecasting or unexpected manufacturing efficiencies, could significantly impact our profitability, capital investments, customer service levels and near-term financial condition.

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in Costa Rica, Hungary, Puerto Rico, the United Kingdom and the United States, with other smaller facilities also existing in multiple locations around the world. CooperSurgical manufactures the majority of its products in Costa Rica, the United Kingdom and the United States, with other smaller locations also existing in multiple locations around the world. In November 2017, CooperSurgical purchased a manufacturing facility in Costa Rica to consolidate a portion of global manufacturing. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to obtain required regulatory approvals, validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of Belgium, Hungary, the United Kingdom and the United States and various smaller international distribution sites. CooperSurgical primarily distributes products out of its facilities in the United States and the Netherlands and operates fertility and stem cell storage facilities in the United States, Canada and Australia. Any prolonged disruption in the operations of our existing distribution or storage facilities, whether due to technical or labor difficulties, challenges related to system implementation, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations.

We could experience losses from product liability claims or legal claims relating to our service offerings, including such claims and other losses resulting from sales of counterfeit and other infringing products.

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury. We also face the risk that defects in the design or manufacture of our products or sales of counterfeit or other infringing products might necessitate a product recall and other actions by manufacturers, distributors or retailers in order to safeguard the health of consumers and protect the integrity of the subject brand. Additionally, we face the inherent risk of exposure to legal claims, including negligence, relating to our provision of certain service offerings, including the accuracy and quality of our genetic testing, fertility cryopreservation, fertility donor gamete supply, and stem cell storage services. Consumers may halt or delay purchases of a product or service that is the subject of a claim or recall or has been counterfeited. We handle some risk with third-party carrier policies that are subject to deductibles and limitations. There can be no assurance that we will not experience material losses due to product liability claims or recalls, legal claims relating to our service offerings, or a decline in sales resulting from sales of counterfeit or other infringing products, in the future.

Ethical, legal and social concerns related to the use of genetic information, sperm and egg selection services and stem cells could reduce demand for our service offerings.

Genetic testing, sperm and egg selection services and the use of stem cells have raised ethical, legal and social issues regarding privacy and the appropriate uses of information related to these services. Government authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. They also could limit, regulate or prohibit (1) sperm and egg selection services or (2) the use of stem cells. Ethical, legal or social concerns may lead patients to refuse to use, or physicians to be reluctant to order or recommend, genetic tests, sperm and egg selection services and stem cell storage services even if permissible. These and other ethical, legal and social concerns may limit market acceptance and adoption of our service offerings or reduce the potential markets for our service offerings, either of which could have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The Company's share repurchase activity during the three-month period ended January 31, 2022, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
11/1/21 - 11/30/21	—	$—	—	$334,827,542
12/1/21 - 12/31/21	10,424	$414.49	10,424	$330,506,945
1/1/22 - 1/31/22	180,741	$410.18	180,741	$256,371,445
	191,165		191,165

The transactions described in the table above represent the repurchase of the Company's common stock on the New York Stock Exchange as part of the share repurchase program approved by the Company’s Board of Directors in December 2011 (the 2012 Share Repurchase Program). The program as amended in December 2012, December 2013 and March 2017 provides authorization to repurchase up to a total of $1.0 billion of the Company’s common stock. Purchases under the 2012 Share Repurchase Program may be made from time to time on the open market at prevailing market prices or in privately negotiated transactions and are subject to a review of the circumstances in place at the time and will be made from time to time as permitted by securities laws and other legal requirements. This program has no expiration date and may be discontinued at any time.

During the first quarter of fiscal 2022, we repurchased 191.2 thousand shares of the Company’s common stock for $78.5 million, at an average purchase price of $410.41 per share. During the first quarter of fiscal 2021, we repurchased 69.6 thousand shares of the Company’s common stock for $24.8 million, at an average purchase price of $356.61 per share.

At January 31, 2022, approximately $256.4 million remained authorized under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1	The Cooper Companies, Inc. 2022 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 10, 2021.

10.2
Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc., the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent, incorporated by reference to the Company's Current Report on Form 8-K filed on December 17, 2021.

10.3
Amendment No.2 and Joinder, dated as of December 17, 2021, to Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Limited, CooperVision Holding Kft., CooperSurgical Holdings Limited, the lenders party thereto, and KeyBank, National Association, as administrative agent.

10.4
Letter of Intent by and among CooperSurgical, Inc. & Cook Medical Holdings LLC (including the form of Purchase Agreement attached as Exhibit A thereto) incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 7, 2022.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the three months period ended January 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 4, 2022	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: March 4, 2022	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)