Form 10-Q
period 2022-04-30
COOPER COMPANIES, INC.
filed 2022-06-03
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On May 27, 2022, 49,336,487 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Periods Ended April 30,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2022	2021	2022	2021
Net sales	$829.8	$719.5	$1,616.9	$1,400.0
Cost of sales	297.3	232.4	566.0	462.2
Gross profit	532.5	487.1	1,050.9	937.8
Selling, general and administrative expense	322.4	285.8	641.5	547.0
Research and development expense	26.3	21.0	52.4	42.4
Amortization of intangibles	51.1	37.1	93.4	71.8
Operating income	132.7	143.2	263.6	276.6
Interest expense	10.8	6.1	17.4	12.5
Other (income) expense, net	(41.8)	0.7	(39.4)	(11.8)
Income before income taxes	163.7	136.4	285.6	275.9
Provision for income taxes (Note 6)	37.1	18.9	63.8	(1,942.7)
Net income	$126.6	$117.5	$221.8	$2,218.6
Earnings per share (Note 7):
Basic	$2.57	$2.39	$4.49	$45.12
Diluted	$2.55	$2.36	$4.45	$44.65
Number of shares used to compute earnings per share:
Basic	49.3	49.2	49.4	49.2
Diluted	49.7	49.7	49.8	49.7
Other comprehensive income, net of tax:
Cash flow hedges	$39.3	$15.2	$52.7	$19.7
Foreign currency translation adjustment	(96.6)	18.9	(145.8)	105.1
Comprehensive income	$69.3	$151.6	$128.7	$2,343.4

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	April 30, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$399.2	$95.9
Trade accounts receivable, net of allowance for credit losses of $13.8 at April 30, 2022, and $9.2 at October 31, 2021	532.0	515.3
Inventories (Note 3)	603.8	585.6
Prepaid expense and other current assets	203.2	179.3
Assets held-for-sale	—	89.2
Total current assets	1,738.2	1,465.3
Property, plant and equipment, at cost	2,719.1	2,655.7
Less: accumulated depreciation and amortization	1,353.5	1,308.1
	1,365.6	1,347.6
Operating lease right-of-use assets	249.9	257.0
Goodwill (Note 4)	3,719.4	2,574.0
Other intangibles, net (Note 4)	1,907.4	1,271.5
Deferred tax assets	2,480.1	2,546.6
Other assets	317.4	144.2
Total assets	$11,778.0	$9,606.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$905.7	$82.9
Accounts payable	184.1	161.4
Employee compensation and benefits	120.0	148.7
Operating lease liabilities	36.2	35.7
Other current liabilities	402.4	301.7
Liabilities held-for-sale	—	1.7
Total current liabilities	1,648.4	732.1
Long-term debt (Note 5)	2,346.7	1,396.1
Deferred tax liabilities	131.6	24.1
Long-term tax payable	126.1	139.6
Operating lease liabilities	226.0	231.7
Accrued pension liability and other	285.4	140.6
Total liabilities	$4,764.2	$2,664.2
Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $10 cents par value, 120.0 shares authorized, 53.8 issued and 49.3 outstanding at April 30, 2022, and 53.7 issued and 49.3 outstanding at October 31, 2021	5.4	5.4
Additional paid-in capital	1,736.8	1,715.2
Accumulated other comprehensive loss	(434.5)	(341.3)
Retained earnings	6,422.5	6,202.1
Treasury stock at cost: 4.6 shares at April 30, 2022, and 4.4 shares at October 31, 2021	(716.6)	(639.6)
Total Cooper stockholders’ equity	7,013.6	6,941.8
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	7,013.8	6,942.0
Total liabilities and stockholders’ equity	$11,778.0	$9,606.2

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2020	49.1	$4.9	4.3	$0.4	$1,646.8	$(472.0)	$3,261.8	$(617.3)	$0.2	$3,824.8
Net income	—	—	—	—	—	—	2,101.1	—	—	2,101.1
Other comprehensive income, net of tax	—	—	—	—	—	90.7	—	—	—	90.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(11.0)	—	—	—	—	(11.0)
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.8	—	—	0.6	—	1.4
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	10.6	—	—	—	—	10.6
Treasury stock repurchase	(0.1)	—	0.1	—	—	—	—	(24.8)	—	(24.8)
ASU 2016-13 adoption	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Balance at January 31, 2021	49.1	$4.9	4.4	$0.4	$1,647.2	$(381.3)	$5,360.0	$(641.5)	$0.2	$5,989.9
Net income	—	—	—	—	—	—	117.5	—	—	117.5
Other comprehensive income, net of tax	—	—	—	—	—	34.1	—	—	—	34.1
Issuance of common stock for stock plans, net	0.1	0.1	—	—	9.7	—	—	—	—	9.8
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.9	—	—	0.6	—	1.5
Share-based compensation expense	—	—	—	—	10.0	—	—	—	—	10.0
Treasury stock repurchase	—	—	—	—	—	—	—	—	—	—
Balance at April 30, 2021	49.2	$5.0	4.4	$0.4	$1,667.8	$(347.2)	$5,477.5	$(640.9)	$0.2	$6,162.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2021	49.3	$5.0	4.4	$0.4	$1,715.2	$(341.3)	$6,202.1	$(639.6)	$0.2	$6,942.0
Net income	—	—	—	—	—	—	95.3	—	—	95.3
Other comprehensive income, net of tax	—	—	—	—	—	(35.9)	—	—	—	(35.9)
Issuance of common stock for stock plans, net	0.1	—	—	—	(10.0)	—	—	—	—	(10.0)
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.2	—	—	0.7	—	1.9
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	12.8	—	—	—	—	12.8
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(78.5)	—	(78.5)
Balance at January 31, 2022	49.2	$5.0	4.6	$0.4	$1,719.2	$(377.2)	$6,295.9	$(717.4)	$0.2	$6,926.1
Net income	—	—	—	—	—	—	126.6	—	—	126.6
Other comprehensive income, net of tax	—	—	—	—	—	(57.3)	—	—	—	(57.3)
Issuance of common stock for stock plans, net	0.1	—	—	—	3.5	—	—	—	—	3.5
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.4	—	—	0.8	—	2.2
Share-based compensation expense	—	—	—	—	12.7	—	—	—	—	12.7
Treasury stock repurchase	—	—	—	—	—	—	—	—	—	—
Balance at April 30, 2022	49.3	$5.0	4.6	$0.4	$1,736.8	$(434.5)	$6,422.5	$(716.6)	$0.2	$7,013.8

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions, unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$221.8	$2,218.6
Depreciation and amortization	175.4	153.0
Settlement of contingent consideration (Note 2)	(40.7)	—
Increase in operating capital	(52.4)	(61.4)
Deferred income taxes	35.6	(1,977.6)
Other non-cash items	(41.9)	7.7
Net cash provided by operating activities	297.8	340.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(100.5)	(105.8)
Acquisitions of businesses and assets, net of cash acquired, and other	$(1,637.1)	(170.9)
Proceeds from sale of interest in a subsidiary (Note 2)	52.6	—
Net cash used in investing activities	$(1,685.0)	(276.7)
Cash flows from financing activities:
Proceeds from long-term debt	1,503.0	486.3
Repayments of long-term debt	(549.0)	(545.6)
Net proceeds from short-term debt	832.3	5.4
Net payments related to share-based compensation awards	(7.5)	(1.3)
Dividends on common stock	(1.5)	(1.5)
Repurchase of common stock	(78.5)	(24.8)
Issuance of common stock for employee stock purchase plan	3.4	2.5
Debt issuance costs	(3.5)	—
Settlement of contingent consideration (Note 2)	(2.2)	—
Net cash provided by (used in) financing activities	1,696.5	(79.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.3)	5.0
Net increase in cash, cash equivalents and restricted cash	303.0	(10.4)
Cash, cash equivalents and restricted cash at beginning of period	96.6	116.8
Cash, cash equivalents and restricted cash at end of period	$399.6	$106.4
Reconciliation of cash flow information:
Cash and cash equivalents	$399.2	$105.9
Restricted cash included in other current assets	0.4	0.5
Total cash, cash equivalents and restricted cash	$399.6	$106.4

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
•the carrying value of goodwill and other long-lived assets
There was not a material impact to the above estimates in the Company’s Consolidated Condensed Financial Statements for the three and six months ended April 30, 2022. The Company continually monitors and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
changes to the estimates and material impacts to the Company’s Consolidated Condensed Financial Statements in future reporting periods.
Exit costs

During the second quarter of fiscal 2022, the Company initiated a plan to exit its contact lens care business, a non-core business unit of the CooperVision segment. We expect the exit activity to be completed by the end of fiscal 2022. Exit charges recognized in the three months ended April 30, 2022, were $20.7 million, of which $17.4 million is recognized in cost of sales and $3.3 million is recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Exit costs primarily related to inventory write-down, asset impairments and employee-related costs. Total exit costs are expected to be in a range of $30.0 million to $40.0 million.
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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022, and should be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company early adopted this guidance on November 1, 2021, and has applied the guidance to the business combinations entered into during fiscal 2022. Refer to Note 2. Acquisitions and Joint Venture for further information.

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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021, and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-10 on the Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
No other recently issued accounting pronouncements had or are expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

Note 2. Acquisitions and Joint Venture
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during the six months ended April 30, 2022, and fiscal 2021:

(In millions)	April 30, 2022	October 31, 2021
Technology	$1.8	$178.6
In-Process Research & Development (IPR&D)	—	20.0
Customer relationships	679.7	7.5
Trademarks	55.3	1.3
Other	—	0.6
Total identifiable intangible assets	$736.8	$208.0
Goodwill	1,239.2	91.6
Net tangible liabilities	(295.6)	(10.8)
Fair value of contingent consideration	(1.5)	(39.1)
Total closing purchase price	$1,678.9	$249.7
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
Fiscal Year 2022

On April 6, 2022, CooperSurgical completed the acquisition of a private cryopreservation services company that specializes in cryogenic services. The purchase price allocation is preliminary, and the Company is in the process of finalizing information primarily related to the valuation of intangible assets and property, plant and equipment and the corresponding impact on goodwill.

Refer to "Fiscal Year 2021" below for details on formation of a joint venture with Essilor International and related activities that occurred in fiscal year 2022 following the acquisition of SightGlass Vision, Inc. (SGV) in fiscal year 2021.

On February 7, 2022, CooperSurgical entered into a binding letter of intent to acquire Cook Medical's Reproductive Health business, a manufacturer of minimally invasive medical devices focused on the fertility, obstetrics and gynecology markets. The aggregate consideration is $875.0 million in cash, with $675.0 million payable at the closing and the remaining $200.0 million payable in $50.0 million installments following each of the first, second, third and fourth anniversaries of the closing. The transaction is subject to customary closing conditions, including entry into a definitive acquisition agreement and regulatory approvals, and compliance with local consultation requirements.

Generate Life Sciences®

On December 17, 2021, CooperSurgical completed the acquisition of 100% of the equity interests in Generate Life Sciences (Generate), a privately held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell storage (cord blood & cord tissue), and paid an aggregate purchase consideration of approximately $1.663 billion, reflecting working capital, and other adjustments. The cash consideration was funded through a combination of $1.5 billion in proceeds from the issuance of a senior unsecured term loan and available cash on hand.

The Company has accounted for the acquisition of Generate as a business combination, in accordance with ASC Topic 805, Business Combinations. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)
Current assets:
Cash and cash equivalents	$58.6
Trade accounts receivable, net	23.3
Inventories	4.0
Prepaid expense and other current assets	29.9
Total current assets	115.8
Property, plant and equipment	35.9
Operating lease right-of-use assets	21.4
Goodwill	1,230.4
Customer relationships	671.9
Trademarks	54.9
Deferred tax assets	15.7
Other assets	0.8
Total assets acquired	$2,146.8

Current liabilities:
Accounts payable	$12.6
Employee compensation and benefits	12.3
Operating lease liabilities	2.5
Deferred revenue	68.4
Other current liabilities	15.1
Total current liabilities	110.9
Deferred tax liabilities	140.3
Operating lease liabilities	18.8
Deferred revenue	212.5
Other liabilities	1.2
Total liabilities assumed	$483.7

Total purchase price	$1,663.1

The purchase accounting is incomplete and subject to change during the measurement period, which may result in material changes to the purchase price allocation. The Company is in the process of finalizing information primarily related to the valuation of intangible assets and property, plant and equipment, the measurement of deferred revenue, the associated deferred tax adjustments and the corresponding impact on goodwill. The Company recorded a measurement period adjustment of $62.2 million to goodwill in the second quarter of fiscal 2022 ended April 30, 2022.

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

Generate's revenue and net income for the period from the acquisition date to April 30, 2022, were $104.8 million and $4.2 million, respectively. The following unaudited pro forma information summarizes the combined results of operations of the Company and Generate as if the acquisition had been completed at the beginning of the Company’s fiscal 2021:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
(In millions)	2022	2021	2022	2021
Revenue	$830.0	$788.3	$1,653.0	$1,532.4
Net income	$125.8	$111.3	$205.8	$2,222.8

The unaudited pro forma information for the first six months of fiscal 2022 and 2021 was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The adjustments primarily include increased amortization for the fair value of acquired intangible assets, increased depreciation for the fair value of acquired property, plant, and equipment, increased revenue as a result of the ASU 2021-08 deferred revenue adjustments, decreased interest expense as a result of the reversal of Generate's historical interest expense partially offset by additional interest expense on the debt obtained to finance the transaction.

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

On January 19, 2021, CooperVision acquired all of the remaining equity interests of SGV, a privately-held medical device company that developed spectacle lenses for myopia management. The transaction included potential payments of future consideration that were contingent upon the achievement of the regulatory approval milestone (the regulatory approval payment) and the acquired business reaching certain revenue thresholds over a specified period (the revenue payments). The undiscounted range of the contingent consideration was zero to $139.1 million payable to the other former equity interest owners.

The fair value of the regulatory approval payment was determined using an option pricing framework based on the expected payment under the contractual terms and the estimates of the probability of achieving the regulatory approval. The fair value of the revenue payments was determined using a Monte Carlo simulation based on the revenue projections and the expected payment for each simulation.

In March 2022, the entities amended the terms of the contingent consideration, which resulted in CooperVision paying $42.9 million to the former equity interest owners in exchange for the elimination of the revenue payments. As a result, during the three and six months ended April 30, 2022, CooperVision recognized a net gain of $15.7 million and $12.2 million, respectively. As of April 30, 2022, the remaining contingent liability related to regulatory approval payment was $31.8 million.

Further, in March 2022, CooperVision and Essilor International SAS (Essilor) executed the Contribution Agreement and Stock Purchase Agreement (the “Agreements”) whereby Essilor paid CooperVision $52.6 million in exchange for 50% interest in SGV and their proportionate share of the revenue payments. As part of the Agreements, each party contributed their interest in SGV and $10 million in cash to form a new joint venture. CooperVision then remeasured the fair value of its retained equity investment in the joint venture at $90.0 million which resulted in a $57.4 million gain in Other (income) expense on deconsolidation of SGV.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The fair value of the joint venture was determined using the income valuation approach. Under the income approach, we used a discounted cash flow model (“DCF”) in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. This valuation approaches is considered a Level 3 fair value measurement. Fair value determination requires complex assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons, determining appropriate market value multiples, selecting the discount rate to measure the risks inherent in the future cash flows. Any material changes in key assumptions, including failure to meet business plans, deterioration in the financial market, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may affect such estimates.
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

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Beginning balance	$100.9	$30.2	$97.4	$—
Purchase price contingent consideration	1.5	0.6	1.5	30.8
Payments	(42.9)	—	(42.9)	—
Change in fair value	(13.9)	—	(10.4)	—
Ending balance	$45.6	$30.8	$45.6	$30.8

Note 3. Inventories

(In millions)	April 30, 2022	October 31, 2021
Raw materials	$157.8	$137.7
Work-in-process	12.8	14.0
Finished goods	433.2	433.9
Total inventories	$603.8	$585.6
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

Note 4. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2021	$1,841.0	$733.0	$2,574.0
Current period additions	—	1,239.2	1,239.2
Foreign currency translation adjustment	(81.6)	(12.2)	(93.8)
Balance at April 30, 2022	$1,759.4	$1,960.0	$3,719.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The Company evaluates goodwill for impairment annually during the third quarter of the fiscal year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company accounts for goodwill, evaluates and tests goodwill balances for impairment in accordance with related accounting standards.

The Company performed an annual impairment assessment in the third quarter of fiscal 2021, and its analysis indicated that there was no impairment of goodwill in its reporting units.
Other Intangible Assets

	April 30, 2022		October 31, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Composite intangible asset	$1,061.9	$318.6	$1,061.8	$283.2	15
Customer relationships	1,048.6	265.6	378.4	240.1	13
Technology	504.0	299.3	513.0	287.9	10
Trademarks	210.6	55.5	156.7	49.1	14
License and distribution rights and other	32.6	22.1	33.4	21.6	11
	2,857.7	$961.1	2,143.3	$881.9	14
Less: accumulated amortization and translation	961.1		881.9
Intangible assets with definite lives, net	1,896.6		1,261.4
Intangible assets with indefinite lives, net (1)	10.8		10.1
Total other intangibles, net	$1,907.4		$1,271.5
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
Intangible assets with definite lives are amortized over the estimated useful life of the assets. As of April 30, 2022, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2022	$101.9
2023	202.0
2024	198.1
2025	188.2
2026	180.9
Thereafter	1,025.5
Total remaining amortization for intangible assets with definite lives	$1,896.6
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5. Debt

(In millions)	April 30, 2022	October 31, 2021
Overdraft and other credit facilities	$65.7	$83.0
Term loan	840.0	—
Less: unamortized debt issuance cost	—	(0.1)
Short-term debt	$905.7	$82.9

Revolving credit	—	546.1
Term loans	2,350.0	850.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(3.5)	(0.2)
Long-term debt	2,346.7	1,396.1
Total debt	$3,252.4	$1,479.0

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

On December 17, 2021, the Company borrowed $1.5 billion under the 2021 Term Loan Facility and used the proceeds to fund the acquisition of Generate. Refer to Note. 2 Acquisitions and Joint Venture for more details.

The interest rate on the 2021 Term Loan Facility was 1.71% at April 30, 2022.

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
On December 17, 2021, the Company entered into Amendment No.2 to the 2020 Credit Agreement (the Second Amendment to the 2020 Credit Agreement). The Second Amendment to the 2020 Credit Agreement modified the 2020 Credit Agreement by, among other things, adding CooperSurgical Holdings Limited as a revolving borrower, releasing CooperVision Holding Kft as a borrower, and updating the benchmark replacement language in the 2020 Credit Agreement.
The interest rate on the 2020 Term Loan Facility was 1.71% at April 30, 2022.
The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2020 Credit Agreement:
•Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.
•Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At April 30, 2022, the Company was in compliance with the Interest Coverage Ratio at 39.28 to 1.00 and the Total Leverage Ratio at 2.59 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, for more details.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The following is a summary of the maximum commitments and the net amounts available to us under credit facilities discussed above as of April 30, 2022:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2021 Term Loan Facility	$1,500.0	$1,500.0	n/a	—	December 17, 2026
2021 364-Day Term Loan	840.0	840.0	n/a	—	November 1, 2022
2020 Revolving Credit Facility	1,290.0	—	$1.3	$1,288.7	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
Total	$4,480.0	$3,190.0	$1.3	$1,288.7

Note 6. Income Taxes

The Company's effective tax rates for the three months ended April 30, 2022, and April 30, 2021, were 22.7% and 13.8%, respectively. The increase was primarily due to changes in the geographical composition of pre-tax earnings and excess tax benefits from share-based compensation.

The Company's effective tax rates for the six months ended April 30, 2022, and April 30, 2021, were 22.3% and (704.2)%, respectively. The increase was primarily due to an intra-group transfer of intellectual property during the six months ended April 30, 2021, as discussed below.

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

Note 7. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2022	2021	2022	2021
Net income	$126.6	$117.5	$221.8	$2,218.6
Basic:
Weighted average common shares	49.3	49.2	49.4	49.2
Basic earnings per share	$2.57	$2.39	$4.49	$45.12
Diluted:
Weighted average common shares	49.3	49.2	49.4	49.2
Effect of dilutive stock plans	0.4	0.5	0.4	0.5
Diluted weighted average common shares	49.7	49.7	49.8	49.7
Diluted earnings per share	$2.55	$2.36	$4.45	$44.65
The following table sets forth stock options to purchase our common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2022	2021	2022	2021
Stock option shares excluded	224	108	224	108
Range of exercise prices	$345.74 - $406.17	$345.74	$345.74 - $406.17	$345.74
Restricted stock units excluded	12	—	11	8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 8. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2021. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Selling, general and administrative expense	$11.3	$8.7	$22.8	$17.8
Cost of sales	1.0	0.9	2.3	2.0
Research and development expense	0.7	0.6	1.5	1.2
Total share-based compensation expense	$13.0	$10.2	$26.6	$21.0
Related income tax benefit	$1.1	$1.2	$2.7	$2.4

Note 9. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive (Loss) Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2020	$(402.3)	$(56.7)	$(13.0)	$(472.0)
Gross change in value	82.2	29.8	34.3	146.3
Tax effect	(0.2)	(7.2)	(8.2)	(15.6)
Balance at October 31, 2021	$(320.3)	$(34.1)	$13.1	$(341.3)
Gross change in value	(145.9)	—	69.6	(76.3)
Tax effect	—	—	(16.9)	(16.9)
Balance at April 30, 2022	$(466.2)	$(34.1)	$65.8	$(434.5)
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
During the three months ended April 30, 2022, there were no share repurchases under the program. During the six months ended April 30, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share. At April 30, 2022, $256.4 million remained authorized for repurchase under the 2012 Share Repurchase Program.
During the three months ended April 30, 2021, there were no shares repurchases under the program. During the six months ended April 30, 2021, the Company repurchased 69.6 thousand shares of its common stock for $24.8 million, at an average purchase price of $356.61 per share.
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
At April 30, 2022, and October 31, 2021, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). On April 6, 2020, the Company entered into six interest rate swap contracts which are used to hedge its exposure to changes in cash flows associated with its variable rate debt and are designated as derivatives in a cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts had maturities of seven years or less. As of April 30, 2022, three of the six interest rate swap contracts have matured and the outstanding contracts have a total notional amount of $1.0 billion.

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

The Company did not have any cross currency swaps or foreign currency forward contracts as of April 30, 2022, and October 31, 2021.

The fair value of the Company's contingent consideration for which a liability is recorded and the initial measurement of the joint venture interest, are a Level 3 measurement, and the change in fair value is recognized in selling, general and administrative expense in the Consolidated Statements of Income and Comprehensive Income. Refer to Note 2. Acquisitions and Joint Venture for further information.
Nonrecurring fair value measurements

The Company uses fair value measures when determining assets and liabilities acquired in an acquisition and joint venture as described in Note 2. Acquisitions and Joint Venture, which are considered a Level 3 measurement.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The Company's results of operations for the three and six months ended April 30, 2022, and 2021, reflect the following components of net periodic defined benefit costs:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Service cost	$4.6	$4.3	$9.2	$8.6
Interest cost	1.3	1.1	2.6	2.2
Expected return on plan assets	(3.9)	(3.1)	(7.9)	(6.2)
Recognized net actuarial gain	0.6	1.3	1.2	2.7
Net periodic defined benefit plan cost	$2.6	$3.6	$5.1	$7.3
The Company has not determined how much it expects to contribute to the Plan and did not contribute to the Plan in the first half of fiscal 2022. The Company did not contribute to the Plan in the first half of fiscal 2021. The expected rate of return on Plan assets for determining net periodic benefit plan cost is 8%.

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
The Company has 50% ownership in the new joint venture and accounts for this investment under the equity method of accounting. This joint venture is not considered material to the overall results of the Company and is grouped under CooperVision segment.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2022	2021	2022	2021
CooperVision net sales by category:
Toric lens	$185.6	$172.8	$367.8	$335.1
Multifocal lens	66.4	58.0	132.2	115.7
Single-use sphere lens	161.1	144.5	328.1	290.5
Non single-use sphere, other	140.7	147.3	287.1	288.3
Total CooperVision net sales	$553.8	$522.6	$1,115.2	$1,029.6
CooperSurgical net sales by category:
Office and surgical products	$161.6	$112.6	$290.5	$216.1
Fertility	114.4	84.3	211.2	154.3
CooperSurgical net sales	276.0	196.9	501.7	370.4
Total net sales	$829.8	$719.5	$1,616.9	$1,400.0
Operating income (loss):
CooperVision	$135.4	$131.7	$262.8	$259.2
CooperSurgical	10.9	23.1	26.6	40.6
Corporate	(13.6)	(11.6)	(25.8)	(23.2)
Total operating income	132.7	143.2	263.6	276.6
Interest expense	10.8	6.1	17.4	12.5
Other (income) expense, net	(41.8)	0.7	(39.4)	(11.8)
Income before income taxes	$163.7	$136.4	$285.6	$275.9

(In millions)	April 30, 2022	October 31, 2021
Total identifiable assets:
CooperVision	$6,825.6	$6,965.9
CooperSurgical	4,448.4	2,395.6
Corporate	504.0	244.7
Total	$11,778.0	$9,606.2

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2022	2021	2022	2021
Net sales to unaffiliated customers by country of domicile:
United States	$418.9	$336.1	$784.2	$649.1
Europe	243.2	230.0	493.5	450.8
Rest of world	167.7	153.4	339.2	300.1
Total	$829.8	$719.5	$1,616.9	$1,400.0

(In millions)	April 30, 2022	October 31, 2021
Net property, plant and equipment by country of domicile:
United States	$786.9	$737.5
Europe	337.2	377.2
Rest of world	241.5	232.9
Total	$1,365.6	$1,347.6

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
As of April 30, 2022, and October 31, 2021, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	3	$1,000
These contracts have remaining maturities of five years or less.

The pre-tax impact of gain on derivatives recognized in other comprehensive income was $86.8 million ($65.7 million, net of tax) as of April 30, 2022. The pre-tax impact of loss on derivatives recognized in other comprehensive income was $8.9 million ($6.7 million, net of tax) as of April 30, 2021.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Condensed Balance Sheets where the instruments are recorded:

	Derivative Assets
(In millions)		April 30, 2022	October 31, 2021
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other non-current assets	$86.8	$17.2
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income and Comprehensive Income:

Periods Ended April 30,		Three Months		Six Months
(In millions)		2022	2021	2022	2021
Derivatives designated as cash flow hedges	Location of Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$1.4	$2.0	$3.3	$4.1
The Company expects that $(14.6) million recorded as a component of accumulated other comprehensive income will be realized in the Consolidated Statements of Income and Comprehensive Income over the next twelve months and the amount will vary depending on prevailing interest rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table details the changes in accumulated other comprehensive income:

(In millions)	Amount
Beginning balance gain as of October 31, 2021	$17.2
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($50.2 million, net of tax)	66.3
Amount reclassified from other comprehensive income into earnings, gross ($2.5 million, net of tax)	3.3
Ending balance gain as of April 30, 2022	$86.8

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
•Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries, that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items, including but not limited to, the ongoing COVID-19 pandemic, inflation and escalating global trade barriers.
•The impact of Russia's invasion of Ukraine and the global response to this invasion on the global economy, European economy, financial markets, energy markets, currency rates and our ability to supply product to, or through, affected countries.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the second quarter of fiscal 2022 ended April 30, 2022, and compare them with the same period of fiscal 2021. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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

As of the date of this filing, we have not experienced any significant disruption at our manufacturing facilities. We have had no significant disruption in our access to necessary raw materials and other supplies or with our distribution network; however, we have experienced higher unabsorbed fixed overhead costs, labor inefficiencies, delays in receiving certain raw materials, higher cost of production and higher freight charges as a result of the COVID-19 pandemic. Our manufacturing and distribution operations have responded to the impacts related to the COVID-19 pandemic, and we have been able to continue to supply our products and services around the world with limited interruption. In the future, we may decide or need to implement additional precautionary measures or operational adjustments as we deem prudent to meet consumer demand or to help further ensure employee safety. We believe that the actions we are taking have enabled us to keep our employees safe and our supply chain intact and will help us emerge from this global pandemic operationally sound and well positioned for long-term growth.

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

For more information on the risks associated with the COVID-19 pandemic, refer to Part II, Item 1A "Risk Factors" herein.

Second Quarter Highlights
•Gross profit of $532.5 million, up 9% from $487.1 million in the prior year period
•Operating income of $132.7 million, down 7% from $143.2 million in the prior year period
•Diluted earnings per share of $2.55, up 8% from $2.36 per share in the prior year period
•Cash provided by operations of $131.8 million, compared to $25.8 million in the prior year period

Six Months Highlights
•Gross profit $1,050.9 million, up 12% from $937.8 million in the prior year period
•Operating income $263.6 million, down 5% from $276.6 million in the prior year period
•Diluted earnings per share of $4.45, down 90% from $44.65 per share in the prior year period
•Cash provided by operations $297.8 million, compared to $340.3 million in the prior year period.
Outlook
Overall, we remain optimistic about the long-term prospects for the worldwide contact lens and general health care markets. However, the impact, risks and uncertainty relating to the global COVID-19 pandemic and related economic disruptions, as further described in the “COVID-19 Considerations” section above and in the “Risk Factors” section in Part II, Item 1A of this filing, have adversely affected our sales, cash flow and current performance and are likely to further adversely affect our future sales, cash flow and performance. Additionally, other events affecting the economy as a whole, including but not limited to the uncertainty and instability of global markets driven by Russia's invasion of Ukraine, foreign currency volatility, inflation, changes in tax laws, debt concerns, the uncertainty following the UK's withdrawal from the EU, changes

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
to existing and new regulations, global trade barriers including additional tariffs and the trend of consolidations within the health care industry could impact our current performance and continue to represent a risk to our future performance.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal, toric multifocal contact lenses offered in a variety of materials including using silicone hydrogel Aquaform® technology and PC Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care contact lens markets with myopia management contact lenses using its ActivControl® technology and with products such as orthokeratology (ortho-k) and scleral lenses. In November 2019, CooperVision received United States Food and Drug Administration (FDA) approval for its MiSight® 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12 and became available in the United States during fiscal 2020. In August 2021, CooperVision received Chinese National Medical Products Administration (NMPA) approval for its MiSight 1 day lens for use in China. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
CooperVision acquired the following entities during the six months ended April 30, 2021:
•    A privately-held U.K. contact lens manufacturer on April 26, 2021
•    A privately-held medical device company on January 19, 2021

During the second quarter of fiscal 2022, the Company initiated a plan to exit its contact lens care business, a non-core business unit of the CooperVision segment, which manufactures and supplies contact lens solutions. We expect the exit activity to be completed by the end of fiscal 2022. Exit charges recognized in the three months ended April 30, 2022, were $20.7 million, of which $17.4 million is recognized in cost of sales and $3.3 million is recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Exit costs primarily related to inventory write-down, asset impairments and employee-related costs. Total exit costs are expected to be in a range of $30.0 million to $40.0 million.

In March 2022, the CooperVision and Essilor International SAS (Essilor) executed the Contribution Agreement and Stock Purchase Agreement (the “Agreements”) whereby Essilor paid CooperVision $52.6 million in exchange for 50% interest in SightGlass Vision, Inc. (SGV) and their proportionate share of the revenue payments. As part of the Agreements, each party contributed their interest in SGV and $10 million in cash to form a new joint venture. CooperVision then remeasured the fair value of its retained equity investment in the joint venture which resulted in a $57.4 million gain in Other (income) expense.

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
CooperSurgical acquired the following entities during the six months ended April 30, 2022:
•    A private cryopreservation services company on April 6, 2022
•    Generate Life Sciences (Generate), a privately held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell storage (cord blood & cord tissue), on December 17, 2021

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperSurgical acquired the following entity during the six months ended April 30, 2021:
•A privately-held medical device company on March 1, 2021
•    A privately-held medical device company on February 1, 2021
•    A privately-held in vitro fertilization (IVF) cryo-storage software solutions company on December 31, 2020

On February 7, 2022, CooperSurgical entered into a binding letter of intent to acquire Cook Medical's Reproductive Health business, a manufacturer of minimally invasive medical devices focused on the fertility, obstetrics and gynecology markets. The aggregate consideration is $875.0 million in cash, with $675.0 million payable at the closing and the remaining $200.0 million payable in $50.0 million installments following each of the first, second, third and fourth anniversaries of the closing. The transaction is subject to customary closing conditions, including entry into a definitive acquisition agreement and regulatory approvals, and compliance with local consultation requirements.
Capital Resources - At April 30, 2022, we had $399.2 million in unrestricted cash, primarily held in the United States, and $1,288.7 million available under our 2020 Revolving Credit Facility. The $1.5 billion term loan entered into on December 17, 2021, the $840.0 million term loan entered into on November 2, 2021, and the $850.0 million term loan entered into on April 1, 2020, remain outstanding as of April 30, 2022.
See Note 5. Debt of the Consolidated Condensed Financial Statements for additional information.

Transition from LIBOR

The UK's Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In March 2021, the FCA confirmed its intention to stop requiring banks to submit rates required to calculate LIBOR after 2021. However, for U.S. dollar-denominated (USD) LIBOR, only one-week and two-month USD LIBOR will cease to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. Further, in March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. We have material contracts that are indexed to LIBOR and are continuing to monitor this activity and evaluate the related risk. We are continuing to evaluate the scope of impacted contracts and the potential impact. We are also monitoring the developments regarding alternative rates and may amend certain contracts to accommodate those rates if the contract does not already specify a replacement rate. While the notional value of agreements potentially indexed to LIBOR is material, we do not expect a material impact on our financial statements related to this transition.

Selected Statistical Information – Percentage of Net Sales

	Three Months			Six Months
	Percentage of Net Sales		2022 vs 2021 % Change in Absolute Values	Percentage of Net Sales		2022 vs 2021 % Change in Absolute Values
Periods Ended April 30,	2022	2021		2022	2021
Net sales	100%	100%	15%	100%	100%	15%
Cost of sales	36%	32%	28%	35%	33%	22%
Gross profit	64%	68%	9%	65%	67%	12%
Selling, general and administrative expense	39%	40%	13%	40%	39%	17%
Research and development expense	3%	3%	25%	3%	3%	24%
Amortization of intangibles	6%	5%	38%	6%	5%	30%
Operating income	16%	20%	(7)%	16%	20%	(5)%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Net Sales Growth by Business Unit

Periods Ended April 30,	Three Months				Six Months
($ in millions)	2022	2021	Increase	2022 vs 2021 % Change	2022	2021	Increase	2022 vs 2021 % Change
CooperVision	$553.8	$522.6	$31.2	6%	$1,115.2	$1,029.6	$85.6	8%
CooperSurgical	276.0	196.9	79.1	40%	501.7	370.4	131.3	35%
Net sales	$829.8	$719.5	$110.3	15%	$1,616.9	$1,400.0	$216.9	15%
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
CooperVision Net Sales by Category
Toric – Toric lenses include Biofinity toric, MyDay toric, clariti 1 day toric, Biomedics toric, Proclear toric and Avaira Vitality toric
Multifocal – Multifocal lenses include Biofinity multifocal, Biofinity toric multifocal, clariti 1 day multifocal, MyDay multifocal and Proclear 1 day multifocal
Single-use spheres – Our single-use lens portfolio includes clariti 1 day, MyDay, MiSight, Proclear 1 day and Biomedics 1 day
Non single-use sphere, other – Our FRP (frequent replacement product) lens portfolio and other include Biofinity, Biofinity Energys, Avaira Vitality, Biomedics, Proclear, clariti, ortho-k, scleral and custom lens, contact lens care and other

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended April 30,			2022 vs 2021 % Change
($ in millions)	2022	2021
Toric	$185.6	$172.8	7%
Multifocal	66.4	58.0	14%
Single-use spheres	161.1	144.5	12%
Non single-use sphere, other	140.7	147.3	(4)%
	$553.8	$522.6	6%

Six Months Ended April 30,			2022 vs 2021 % Change
($ in millions)	2022	2021
Toric	$367.8	$335.1	10%
Multifocal	132.2	115.7	14%
Single-use spheres	328.1	290.5	13%
Non single-use sphere, other	287.1	288.3	—%
	$1,115.2	$1,029.6	8%
In the three and six months ended April 30, 2022:
•Toric and multifocal lenses grew primarily through the success of MyDay and Biofinity.
•Single-use sphere lenses growth was primarily driven by MyDay, clariti and MiSight lenses.
•Non single-use sphere lenses decreased primarily due to negative impact of foreign exchange, offset by growth driven by Biofinity, Avaira and ortho-k.
•"Other" products decreased primarily due to exit of contact lens care business. Contact lens care represented approximately 1% of net sales in both the three and six months ended April 30, 2022, and 2% of net sales in both the three and six months ended April 30, 2021.
•Total silicone hydrogel products increased by 10% and 11% in the three and six months ended April 30, 2022, representing 79% of net sales, compared to 77% in the three and six months ended April 30, 2021.
•Foreign exchange rates negatively impacted sales by approximately $26.2 million and $42.6 million in the three and six months ended April 30, 2022, and net sales increased by 11% and 12% in constant currency over the prior year periods.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•Sales growth was primarily driven by an increase in the volume of lenses sold across our core portfolio due to a recovery in demand from the impact of the COVID-19 pandemic.
•We could see downward pressure and volatility in certain markets related to net sales if the COVID-19 pandemic continues, as optical retailers and healthcare centers continue to restrict access, and social distancing measures continue.
CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2022	2021	2022 vs 2021 % Change	2022	2021	2022 vs 2021 % Change
Americas	$223.5	$207.5	8%	$438.9	$407.9	8%
EMEA	205.9	194.2	6%	419.4	383.0	10%
Asia Pacific	124.4	120.9	3%	256.9	238.7	8%
	$553.8	$522.6	6%	$1,115.2	$1,029.6	8%

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

Three Months Ended April 30,			2022 vs 2021 % Change
($ in millions)	2022	2021
Office and surgical products	$161.6	$112.6	43%
Fertility	114.4	84.3	36%
	$276.0	$196.9	40%

Six Months Ended April 30,			2022 vs 2021 % Change
($ in millions)	2022	2021
Office and surgical products	$290.5	$216.1	34%
Fertility	211.2	154.3	37%
	$501.7	$370.4	35%

In the three and six months ended April 30, 2022:
•Office and surgical products increased compared to the prior year periods mainly due to sales from the recently acquired stem cell services of Generate and sales from the acquired products, Illuminate and Fetal Pillow® compared to the prior year periods, partially offset by a decrease in PARAGARD® sales.
•Fertility net sales increased compared to the prior year periods mainly due to sales from our recent acquisition, Generate, and an increase in revenue from fertility consumables and equipment sales.
•Foreign exchange rates negatively impacted sales by approximately $8.3 million and $13.0 million in the three and six months ended April 30, 2022, and net sales increased by 44% and 39% in constant currency over the prior year periods.
•Sales growth was primarily driven by stronger demand for our products and services as a result of our customers continuing to reopen their health care facilities and medical offices.
•We could see downward pressure and volatility in certain markets related to net sales if the COVID-19 pandemic continues, as hospitals and healthcare centers continue to restrict access, and social distancing measures continue.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Gross Margin

Consolidated gross margins were 64% and 65% in the three and six months ended April 30, 2022, down from 68% and 67% in the prior year periods, primarily driven by unfavorable currency and contact lens care exit costs.

Selling, General and Administrative Expense (SGA)

Three Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$188.9	34%	$194.5	37%	(3)%
CooperSurgical	119.9	43%	79.7	40%	50%
Corporate	13.6	—	11.6	—	17%
	$322.4	39%	$285.8	40%	13%

Six Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$399.7	36%	$373.6	36%	7%
CooperSurgical	216.0	43%	150.3	41%	44%
Corporate	25.8	—	23.1	—	12%
	$641.5	40%	$547.0	39%	17%

CooperVision's SGA decreased in the three months ended April 30, 2022, compared to fiscal 2021 primarily due to net decrease in the fair value of contingent consideration. CooperVision's SGA increased in the six months ended April 30, 2022, compared to fiscal 2021 primarily due to increases in distribution costs, and advertising and marketing activities primarily related to myopia management, partially offset by net decrease in the fair value of contingent consideration.
CooperSurgical's SGA increased in the three and six months ended April 30, 2022, compared to fiscal 2021 primarily due to the addition of Generate's SGA and acquisition and integration expenses.
Corporate SGA increased in the three and six months ended April 30, 2022, compared to fiscal 2021 primarily due to higher share-based compensation expense.
Research and Development Expense (R&D)

Three Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$14.4	3%	$13.8	3%	5%
CooperSurgical	11.9	4%	7.2	4%	65%
	$26.3	3%	$21.0	3%	25%

Six Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$30.6	3%	$27.9	3%	10%
CooperSurgical	21.8	4%	14.5	4%	52%
	$52.4	3%	$42.4	3%	24%

In the three and six months ended April 30, 2022:
•CooperVision's R&D expense increased in the three and six months ended April 30, 2022, compared to fiscal 2021, mainly due to myopia management programs, and timing of R&D projects. As a percentage of sales, CooperVision's R&D expense remained relatively flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•CooperSurgical's R&D expense increased in the three and six months ended April 30, 2022, compared to fiscal 2021, mainly due to the addition of Generate's R&D expense and changes in headcount. As a percentage of sales, CooperSurgical's R&D expense remained relatively flat. CooperSurgical's R&D activities are focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.
Amortization Expense

Three Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$8.0	1%	$9.4	2%	(15)%
CooperSurgical	43.1	16%	27.7	14%	56%
	$51.1	6%	$37.1	5%	38%

Six Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$16.2	1%	$17.9	2%	(9)%
CooperSurgical	77.2	15%	53.9	15%	43%
	$93.4	6%	$71.8	5%	30%
CooperVision's amortization expense decreased in absolute dollars in the three and six months ended April 30, 2022, compared to fiscal 2021, primarily due to the deconsolidation of SGV. As a percentage of sales, CooperVision's amortization expense decreased, primarily due to an increase in net sales.
CooperSurgical's amortization expense increased in the three and six months ended April 30, 2022, compared to fiscal 2021, primarily due to the amortization of intangible assets newly acquired through acquisitions. As a percentage of sales, CooperSurgical's amortization expense remained relatively flat, primarily due to an increase in net sales.
Operating Income

Three Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$135.4	24%	$131.7	25%	3%
CooperSurgical	10.9	4%	23.1	12%	(53)%
Corporate	(13.6)	—	(11.6)	—	17%
	$132.7	16%	$143.2	20%	(7)%

Six Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$262.8	24%	$259.2	25%	1%
CooperSurgical	26.6	5%	40.6	11%	(35)%
Corporate	(25.8)	—	(23.2)	—	11%
	$263.6	16%	$276.6	20%	(5)%

CooperVision's operating income increased in absolute dollars in the three and six months ended April 30, 2022, compared to the prior year periods primarily due to an increase in net sales partially offset by net changes in operating expenses. As a percentage of net sales, CooperVision's operating income decreased, primarily due to an increase in net sales.

CooperSurgical's operating income decreased as a percentage of net sales and in absolute dollars in the three and six months ended April 30, 2022, compared to the prior year periods, primarily due to an increase in SGA and amortization expenses, partially offset by an increase in net sales.

Corporate operating loss increased in the three and six months ended April 30, 2022, compared to the prior year periods, primarily due to higher share-based compensation expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

On a consolidated basis, operating income decreased as a percentage of net sales and in absolute dollars primarily due to an increase in SGA and amortization expense, partially offset by an increase in consolidated net sales.
Interest Expense

Three Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
Interest expense	$10.8	1%	$6.1	1%	78%

Six Months Ended April 30,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
Interest expense	$17.4	1%	$12.5	1%	39%
Interest expense increased in absolute dollars during the three and six months ended April 30, 2022, primarily due to higher average debt balances compared to the prior year periods.
Other (Income) Expense, Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2022	2021	2022	2021
Investment gain	$(48.4)	$—	$(48.4)	(11.5)
Foreign exchange loss	7.0	1.3	10.3	$1.2
Other income, net	(0.4)	(0.6)	(1.3)	(1.5)
	$(41.8)	$0.7	$(39.4)	$(11.8)
Investment gain primarily consists of a gain on remeasurement of the fair value of retained equity investment in SGV as a result of deconsolidation.
Foreign exchange loss is mainly associated with intercompany receivables from Yen and Euro activity during the quarter.

Other income, net decreased in the three and six months ended April 30, 2022, primarily due to loss on minority investments, partially offset by defined benefit plan related income.
Provision for Income Taxes

Our effective tax rates for the three months ended April 30, 2022, and April 30, 2021, were 22.7% and 13.8%, respectively. The increase was primarily due to changes in the geographical composition of pre-tax earnings and excess tax benefits from share-based compensation.

Our effective tax rates for the six months ended April 30, 2022, and April 30, 2021, were 22.3% and (704.2)%, respectively. The increase was primarily due to an intra-group transfer of intellectual property during the six months ended April 30, 2021, as discussed below.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2022	2021	2022	2021
Selling, general and administrative expense	$11.3	$8.7	$22.8	$17.8
Cost of sales	1.0	0.9	2.3	2.0
Research and development expense	0.7	0.6	1.5	1.2
Total share-based compensation expense	$13.0	$10.2	$26.6	$21.0
Related income tax benefit	$1.1	$1.2	$2.7	$2.4

Capital Resources and Liquidity
Second Quarter Highlights
•Operating cash flow of $131.8 million compared to $192.6 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $43.4 million compared to $49.9 million in the prior year period
•Cash proceeds from sale of interest in a subsidiary of $52.6 million. Refer to Note 2. Acquisitions and Joint Venture for additional information
•Cash payments for acquisitions and others of $24.8 million compared to $91.1 million in the prior year period
•Cash provided by operations of $131.8 million offset by capital expenditures of $43.4 million resulted in positive free cash flow of $88.4 million, down $54.3 million compared to the prior year period
Six-Month Highlights
•Operating cash flow of $297.8 million compared to $340.3 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $100.5 million compared to $105.8 million in the prior year period
•Cash proceeds from sale of interest in a subsidiary of $52.6 million. Refer to Note 2. Acquisitions and Joint Venture for additional information
•Cash payments for acquisitions and others of $1,637.1 million compared to $170.9 million in the prior year period
•Cash provided by operations of $297.8 million offset by capital expenditures of $100.5 million resulted in positive free cash flow of $197.3 million, down $37.2 million compared to the prior year period
Comparative Statistics

($ in millions)	April 30, 2022	October 31, 2021
Cash and cash equivalents	$399.2	$95.9
Total assets	$11,778.0	$9,606.2
Working capital	$89.8	$733.2
Total debt	$3,252.4	$1,479.0
Stockholders' equity	$7,013.8	$6,942.0
Ratio of debt to equity	0.46:1	0.21:1
Debt as a percentage of total capitalization	32%	18%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Working Capital
The decrease in working capital at April 30, 2022, from the end of fiscal 2021 was primarily due to:
•increase in short-term debt of $822.8 million, primarily due to the 2021 364-Day Term Loan Agreement entered into on November 2, 2021;
•increase in other current liabilities of $100.7 million, primarily due to the Generate acquisition. Refer to Note 2. Acquisitions and Joint Venture for further information;
•decrease in assets held-for-sale of $89.2 million due to deconsolidation of SGV and forming of a new joint venture. Refer to Note 2. Acquisitions and Joint Venture for further information;
•increase in accounts payable of $22.7 million due to timing of payments; partially offset by:
•increase in cash and cash equivalents of $303.3 million;
•decrease in employee compensation and benefits of $28.7 million due to timing of payments;
•increase in prepaid expense and other current assets of $23.9 million due to timing of payments;
•increase in inventories of $18.2 million primarily due to increase in production and the build up of inventory for future product launches;
•increase in trade accounts receivable of $16.7 million primarily due to higher sales and timing of collections.

At April 30, 2022, our inventory months on hand was 6.1 compared to 6.8 at October 31, 2021. The $18.2 million increase in inventories was primarily due to increase in production and the build up of inventory for future product launches.
Our days sales outstanding (DSO) was 57 days at April 30, 2022, compared to 64 days at October 31, 2021. The decrease in DSO from October 31, 2021 to April 30, 2022 was primarily due to timing of collections.
Operating Cash Flow
Cash provided by operating activities decreased by $42.5 million from $340.3 million in the first half of fiscal 2021 to $297.8 million in the first half of fiscal 2022. This decrease in cash flow provided by operating activities primarily consists of:
•decrease in net income of $1,996.8 million from a net income of $2,218.6 million in the first half of fiscal 2021 to $221.8 million in the first half of fiscal 2022;
•decrease from other non-cash items of $49.6 million, from $7.7 million cash inflow during the first half of fiscal 2021 to $41.9 million cash outflow during the first half of fiscal 2022;
•decrease from $40.7 million settlement of contingent consideration. Refer to Note 2. Acquisitions and Joint Venture for further information; partially offset by:
•increase of $2,013.2 million in the net changes in deferred income taxes. Refer to Note 6. Income Taxes for further information;
•increase of $22.4 million in net changes in depreciation and amortization, from $153.0 million during the first half of fiscal 2021 to $175.4 million during the first half of fiscal 2022;
•increase of $9.0 million in net cash flow from changes in operating capital, from $61.4 million outflow in the first half of fiscal 2021 to $52.4 million outflow in the first half of fiscal 2022.

The decrease in net income of $1,996.8 million was primarily due to:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•recognized income tax benefit of $1,987.9 million in the prior year period. Refer to Note 6. Income Taxes for further information;
•decrease of $13.00 million in operating income from $276.6 million in the first half of fiscal 2021 to $263.6 million in the first half of fiscal 2022 primarily due to the increase in certain costs;

The $9.0 million increase in the net cash flow from changes in operating capital compared to the prior year period is primarily due to:
•$46.5 million increase in the net changes in accounts payable primarily due to timing of payments;
•$42.9 million increase in the net changes in trade and other receivables primarily due to timing of collections and higher sales;
•$14.3 million increase in the net changes in prepaid and other assets due to timing of payments; partially offset by:
•$56.1 million decrease in the net changes in accrued liabilities;
•$23.8 million decrease in the net changes in the translation gain (loss);
•$8.6 million decrease in the net changes in income tax payable;
•$6.2 million decrease in the net changes in inventories.

The $49.6 million decrease in non-cash items compared to the prior year period is primarily due to:
•$57.4 million gain on remeasurement of the fair value of the retained equity investment in SGV as a result of deconsolidation;
•$36.7 million decrease in the net changes in long-term liabilities;
•$12.2 million decrease from change in fair value of contingent consideration; partially offset by:
•$24.6 million increase in net changes in other long-term assets & other;
•$13.1 million increase from minority interest in net income;
•$11.3 million increase from the effect of exchange rate change on cash.
Investing Cash Flow

Cash used in investing activities increased by $1,408.3 million to $1,685.0 million in the first half of fiscal 2022 from $276.7 million in the first half of fiscal 2021 due to:

•$1,466.2 million increase in payments made for acquisitions in the first half of fiscal 2022 compared to the prior year period, largely due to the Generate acquisition, partially offset by;
•$52.6 million increase in cash flows from sale of SGV. Refer to Note 2. Acquisitions and Joint Venture for further information.
Financing Cash Flow
Cash flows from financing activities increased by $1775.5 million to $1,696.5 million cash inflow in the first half of fiscal 2022 compared to $79.0 million outflow in the first half of fiscal 2021, primarily due to:
•$1,016.7 million increase in proceeds from long-term debt, primarily due to funds received from the 2021 Term Loan Facility; and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•$826.9 million increase in net proceeds from short-term debt, primarily due to the 2021 364-Day Term Loan Agreement; partially offset by:
•$53.7 million increase in repurchase of common stock compared to prior year period.
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
The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of April 30, 2022:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
2021 Term Loan Facility	$1,500.0	$1,500.0	n/a	—	December 17, 2026
2021 364-Day Term Loan	840.0	840.0	n/a	—	November 1, 2022
2020 Revolving Credit Facility	1,290.0	—	$1.3	$1,288.7	April 1, 2025
2020 Term Loan Facility	850.0	850.0	n/a	—	April 1, 2025
Total	$4,480.0	$3,190.0	$1.3	$1,288.7

The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio. As defined, in the 2020 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At April 30, 2022, we were in compliance with the Interest Coverage Ratio at 39.28 to 1.00 and the Total Leverage Ratio at 2.59 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
At April 30, 2022, $256.4 million remained authorized for repurchase under the 2012 Share Repurchase Program.
The Company's share repurchases during the six months ended April 30, 2022, and 2021, were as follows:

	Six Months
Periods Ended April 30,	2022	2021
Number of shares	191,165	69,622
Average repurchase price per share	$410.41	$356.61
Total costs of shares repurchased (in millions)	$78.5	$24.8
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
Estimates and Critical Accounting Policies

Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis on Form 10-K for the fiscal year ended October 31, 2021. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2021.
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
On April 6, 2020, we entered into six interest rate swap contracts to hedge the Company's exposure to changes in cash flows associated with its variable rate debt. The interest rate swap contracts became effective on April 6, 2020, and had maturities of seven years or less. As of April 30, 2022, the outstanding contracts have a total notional amount of $1.0 billion.
We did not have any cross currency swaps or foreign currency forward contracts as of April 30, 2022.
On April 1, 2020, we entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among us, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft. the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The 2020 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to repay an outstanding term loan, and for general corporate purposes. At April 30, 2022, the Company had $1,288.7 million available under the 2020 Revolving Credit Facility and $850.0 million outstanding under the 2020 Term Loan Facility.
On November 2, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent (the 2021 364-Day Term Loan Agreement) which matures on November 1,2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes. At April 30, 2022, the Company had $840.0 million outstanding under the 2021 364-Day Term Loan Agreement.
On December 17, 2021, the Company entered into a Term Loan Agreement (the 2021 Credit Agreement) by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2021 Credit Agreement provides for a term loan facility (the 2021 Term Loan Facility) in an aggregate principal amount of $1.5 billion, which, unless terminated earlier, matures on December 17, 2026. In addition, the Company has the ability from time to time to request an increase to the commitments under the 2021 Term Loan Facility or to establish a new term loan facility under the 2021 Credit Agreement in an aggregate principal amount not to exceed $1.125 billion, upon prior written notice to the administrative agent and subject to the discretionary participation of the lenders funding such term loans and certain limitations set forth in the 2021 Credit Agreement. At April 30, 2022, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility.
If interest rates were to have increased or decreased by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $5.4 million based on average debt outstanding for the second quarter of fiscal 2022, after consideration of our interest rate swap contracts.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our second quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

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

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

There was no share repurchase activity during the three-month period ended April 30, 2022.

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

During the second quarter of fiscal 2022, there were no share repurchases under the program. During the first quarter of fiscal 2022, we repurchased 191.2 thousand shares of the Company’s common stock for $78.5 million, at an average purchase price of $410.41 per share. At April 30, 2022, $256.4 million remained authorized for repurchase under the 2012 Share Repurchase Program.

During the second quarter of fiscal 2021, there were no share repurchases under the program. During the first quarter of fiscal 2021, we repurchased 69.6 thousand shares of the Company's common stock for $24.8 million, at an average purchase price of $356.61 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months period ended April 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 3, 2022	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: June 3, 2022	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)