Form 10-Q
period 2022-07-31
COOPER COMPANIES, INC.
filed 2022-09-01
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On August 26, 2022, 49,345,985 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Periods Ended July 31,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2022	2021	2022	2021
Net sales	$843.4	$763.4	$2,460.3	$2,163.4
Cost of sales	291.3	247.3	857.3	709.5
Gross profit	552.1	516.1	1,603.0	1,453.9
Selling, general and administrative expense	342.7	352.5	984.2	899.6
Research and development expense	28.7	24.8	81.2	67.0
Amortization of intangibles	40.1	38.2	133.5	110.0
Operating income	140.6	100.6	404.1	377.3
Interest expense	17.1	5.6	34.5	18.1
Other expense (income), net	6.2	1.0	(33.3)	(10.7)
Income before income taxes	117.3	94.0	402.9	369.9
Provision for income taxes (Note 6)	18.9	(521.8)	82.7	(2,464.5)
Net income	$98.4	$615.8	$320.2	$2,834.4
Earnings per share (Note 7):
Basic	$1.99	$12.50	$6.49	$57.61
Diluted	$1.98	$12.37	$6.44	$57.01
Number of shares used to compute earnings per share:
Basic	49.3	49.3	49.3	49.2
Diluted	49.6	49.8	49.7	49.7
Other comprehensive income, net of tax:
Cash flow hedges	$(10.5)	$(8.9)	$42.1	$10.8
Foreign currency translation adjustment	(32.3)	(3.7)	(178.1)	101.4
Comprehensive income	$55.6	$603.2	$184.2	$2,946.6

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	July 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$246.3	$95.9
Trade accounts receivable, net of allowance for credit losses of $16.6 at July 31, 2022, and $9.2 at October 31, 2021	543.6	515.3
Inventories (Note 3)	621.6	585.6
Prepaid expense and other current assets	186.2	179.3
Assets held-for-sale	—	89.2
Total current assets	1,597.7	1,465.3
Property, plant and equipment, at cost	2,746.2	2,655.7
Less: accumulated depreciation and amortization	1,384.9	1,308.1
	1,361.3	1,347.6
Operating lease right-of-use assets	240.0	257.0
Goodwill (Note 4)	3,665.8	2,574.0
Other intangibles, net (Note 4)	1,917.3	1,271.5
Deferred tax assets	2,464.0	2,546.6
Other assets	306.0	144.2
Total assets	$11,552.1	$9,606.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$534.6	$82.9
Accounts payable	227.2	161.4
Employee compensation and benefits	140.8	148.7
Operating lease liabilities	35.9	35.7
Other current liabilities	437.2	301.7
Liabilities held-for-sale	—	1.7
Total current liabilities	1,375.7	732.1
Long-term debt (Note 5)	2,346.9	1,396.1
Deferred tax liabilities	143.8	24.1
Long-term tax payable	116.8	139.6
Operating lease liabilities	215.6	231.7
Accrued pension liability and other	270.2	140.6
Total liabilities	$4,469.0	$2,664.2
Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $10 cents par value, 120.0 shares authorized, 53.8 issued and 49.3 outstanding at July 31, 2022, and 53.7 issued and 49.3 outstanding at October 31, 2021	5.4	5.4
Additional paid-in capital	1,751.0	1,715.2
Accumulated other comprehensive loss	(477.3)	(341.3)
Retained earnings	6,519.4	6,202.1
Treasury stock at cost: 4.6 shares at July 31, 2022, and 4.4 shares at October 31, 2021	(715.6)	(639.6)
Total Cooper stockholders’ equity	7,082.9	6,941.8
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	7,083.1	6,942.0
Total liabilities and stockholders’ equity	$11,552.1	$9,606.2

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2020	49.1	$4.9	4.3	$0.4	$1,646.8	$(472.0)	$3,261.8	$(617.3)	$0.2	$3,824.8
Net income	—	—	—	—	—	—	2,101.1	—	—	2,101.1
Other comprehensive income, net of tax	—	—	—	—	—	90.7	—	—	—	90.7
Issuance of common stock for stock plans, net	0.1	—	—	—	(11.0)	—	—	—	—	(11.0)
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.8	—	—	0.6	—	1.4
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	10.6	—	—	—	—	10.6
Treasury stock repurchase	(0.1)	—	0.1	—	—	—	—	(24.8)	—	(24.8)
ASU 2016-13 adoption	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Balance at January 31, 2021	49.1	$4.9	4.4	$0.4	$1,647.2	$(381.3)	$5,360.0	$(641.5)	$0.2	$5,989.9
Net income	—	—	—	—	—	—	117.5	—	—	117.5
Other comprehensive income, net of tax	—	—	—	—	—	34.1	—	—	—	34.1
Issuance of common stock for stock plans, net	0.1	0.1	—	—	9.7	—	—	—	—	9.8
Issuance of common stock for employee stock purchase plan	—	—	—	—	0.9	—	—	0.6	—	1.5
Share-based compensation expense	—	—	—	—	10.0	—	—	—	—	10.0
Balance at April 30, 2021	49.2	$5.0	4.4	$0.4	$1,667.8	$(347.2)	$5,477.5	$(640.9)	$0.2	$6,162.8
Net Income	—	—	—	—	—	—	615.8	—	—	615.8
Other comprehensive loss, net of tax	—	—	—	—	—	(12.6)	—	—	—	(12.6)
Issuance of common stock for stock plans, net	—	—	—	—	7.3	—	—	—	—	7.3
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.2	—	—	0.6	—	1.8
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	11.8	—	—	—	—	11.8
Balance at July 31, 2021	49.2	$5.0	4.4	$0.4	$1,688.1	$(359.8)	$6,091.8	$(640.3)	$0.2	$6,785.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2021	49.3	$5.0	4.4	$0.4	$1,715.2	$(341.3)	$6,202.1	$(639.6)	$0.2	$6,942.0
Net income	—	—	—	—	—	—	95.3	—	—	95.3
Other comprehensive income, net of tax	—	—	—	—	—	(35.9)	—	—	—	(35.9)
Issuance of common stock for stock plans, net	0.1	—	—	—	(10.0)	—	—	—	—	(10.0)
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.2	—	—	0.7	—	1.9
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	12.8	—	—	—	—	12.8
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(78.5)	—	(78.5)
Balance at January 31, 2022	49.2	$5.0	4.6	$0.4	$1,719.2	$(377.2)	$6,295.9	$(717.4)	$0.2	$6,926.1
Net income	—	—	—	—	—	—	126.6	—	—	126.6
Other comprehensive income, net of tax	—	—	—	—	—	(57.3)	—	—	—	(57.3)
Issuance of common stock for stock plans, net	0.1	—	—	—	3.5	—	—	—	—	3.5
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.4	—	—	0.8	—	2.2
Share-based compensation expense	—	—	—	—	12.7	—	—	—	—	12.7
Balance at April 30, 2022	49.3	$5.0	4.6	$0.4	$1,736.8	$(434.5)	$6,422.5	$(716.6)	$0.2	$7,013.8
Net income	—	—	—	—	—	—	98.4	—	—	98.4
Other comprehensive income, net of tax	—	—	—	—	—	(42.8)	—	—	—	(42.8)
Issuance of common stock for stock plans, net	—	—	—	—	(0.4)	—	—	—	—	(0.4)
Issuance of common stock for employee stock purchase plan	—	—	—	—	1.2	—	—	1.0	—	2.2
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	13.4	—	—	—	—	13.4
Balance at July 31, 2022	49.3	$5.0	4.6	$0.4	$1,751.0	$(477.3)	$6,519.4	$(715.6)	$0.2	$7,083.1
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In millions, unaudited)

	2022	2021
Cash flows from operating activities:
Net income	$320.2	$2,834.4
Depreciation and amortization	257.1	231.9
Settlement of contingent consideration (Note 2)	(40.7)	—
Change in fair value of contingent consideration (Note 2)	(10.7)	56.8
Net changes in operating capital	(8.7)	(81.6)
Deferred income taxes	55.0	(2,489.5)
Other non-cash items	(10.5)	12.1
Net cash provided by operating activities	$561.7	$564.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(147.1)	(149.4)
Acquisitions of businesses and assets, net of cash acquired, and other	(1,636.5)	(234.9)
Proceeds from sale of interest in a subsidiary (Note 2)	52.1	—
Net cash used in investing activities	$(1,731.5)	$(384.3)
Cash flows from financing activities:
Proceeds from long-term debt	1,503.0	815.0
Repayments of long-term debt	(549.6)	(1,019.4)
Net proceeds from short-term debt	462.7	33.0
Net (payments) proceeds related to share-based compensation awards	(8.0)	6.0
Dividends on common stock	(1.5)	(1.5)
Repurchase of common stock	(78.5)	(24.8)
Issuance of common stock for employee stock purchase plan	5.4	4.1
Debt issuance costs	(3.5)	—
Settlement of contingent consideration (Note 2)	(2.2)	—
Net cash provided by (used in) financing activities	$1,327.8	$(187.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.0)	4.0
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	150.0	(3.8)
Cash, cash equivalents and restricted cash at beginning of period	96.6	116.8
Cash, cash equivalents, restricted cash, and cash held for sale at end of period	$246.6	$113.0
Reconciliation of cash flow information:
Cash and cash equivalents	$246.3	$112.2
Restricted cash included in other current assets	0.3	0.6
Cash held for sale	—	0.2
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$246.6	$113.0
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
•the carrying value of goodwill and other long-lived assets
There was not a material impact to the above estimates in the Company’s Consolidated Condensed Financial Statements for the three and nine months ended July 31, 2022. The Company continually monitors and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
changes to the estimates and material impacts to the Company’s Consolidated Condensed Financial Statements in future reporting periods.
Exit costs

During the second quarter of fiscal 2022, the Company initiated a plan to exit its contact lens care business, a non-core business unit of the CooperVision segment. We expect the exit activity to be substantially completed in the first half of fiscal 2023. Exit charges recognized in the three and nine months ended July 31, 2022, were $3.3 million and $24.0 million, of which $19.1 million is recognized in cost of sales and $4.9 million is recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Exit costs primarily related to inventory write-down, asset impairments and employee-related costs. Total exit costs are expected to be in a range of $30.0 million to $40.0 million.
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

Note 2. Acquisitions and Joint Venture
The following is a summary of the allocation of the total purchase consideration for business and asset acquisitions that the Company completed during the nine months ended July 31, 2022, and fiscal 2021:

(In millions)	July 31, 2022	October 31, 2021
Technology	$1.9	$178.6
In-Process Research & Development (IPR&D)	—	20.0
Customer relationships	730.0	7.5
Trademarks	55.4	1.3
Other	—	0.6
Total identifiable intangible assets	$787.3	$208.0
Goodwill	1,206.3	91.6
Net tangible liabilities	(309.0)	(10.8)
Fair value of contingent consideration	(1.5)	(39.1)
Total closing purchase price	$1,683.1	$249.7
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
Fiscal Year 2022

On May 31, 2022, CooperVision completed the acquisition of a privately-held Denmark-based contact lens distributor focusing on orthokeratology and scleral contact lenses. This acquisition expands CooperVision’s ortho-k eye care portfolio in the Nordic market.

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

On April 6, 2022, CooperSurgical entered into an asset purchase agreement to acquire Cook Medical's Reproductive Health business, a manufacturer of minimally invasive medical devices focused on the fertility, obstetrics and gynecology markets. The aggregate consideration is $875.0 million in cash, with $675.0 million payable at the closing and the remaining $200.0 million payable in $50.0 million installments following each of the first, second, third and fourth anniversaries of the closing. The transaction is subject to customary closing conditions, including receipt of required regulatory approvals, and compliance with local consultation requirements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The Company has accounted for the acquisition of Generate as a business combination, in accordance with ASC Topic 805, Business Combinations. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the acquisition date:

(In millions)
Current assets:
Cash and cash equivalents	$58.6
Trade accounts receivable, net	23.3
Inventories	4.0
Prepaid expense and other current assets	29.5
Total current assets	115.4
Property, plant and equipment	32.5
Operating lease right-of-use assets	21.3
Goodwill	1,196.5
Customer relationships	719.1
Trademarks	54.9
Deferred tax assets	15.8
Other assets	0.8
Total assets acquired	$2,156.3

Current liabilities:
Accounts payable	$12.6
Employee compensation and benefits	12.3
Operating lease liabilities	2.6
Deferred revenue	69.6
Other current liabilities	15.1
Total current liabilities	112.2
Deferred tax liabilities	151.8
Operating lease liabilities	18.8
Deferred revenue	208.8
Other liabilities	1.6
Total liabilities assumed	$493.2

Total purchase price	$1,663.1

The purchase accounting is incomplete and subject to change during the measurement period, which may result in material changes to the purchase price allocation. The Company is in the process of finalizing information primarily related to the valuation of intangible assets and property, plant and equipment, the measurement of deferred revenue, the associated deferred tax adjustments and the corresponding impact on goodwill. The Company recorded measurement period adjustments of $33.8 million and $96.1 million to goodwill in the three and nine months ended July 31, 2022.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Generate's revenue and net income for the period from the acquisition date to July 31, 2022, were $177.3 million and $20.9 million, respectively. The following unaudited pro forma information summarizes the combined results of operations of the Company and Generate as if the acquisition had been completed at the beginning of the Company’s fiscal 2021:

	Three months ended July 31,		Nine months ended July 31,
(In millions)	2022	2021	2022	2021
Revenue	$843.2	$835.5	$2,496.2	$2,367.9
Net income	$97.9	$614.9	$303.7	$2,837.7

The unaudited pro forma information for the first nine months of fiscal 2022 and 2021 was calculated after applying the Company's accounting policies and the impact of acquisition date fair value adjustments. The adjustments primarily include increased amortization for the fair value of acquired intangible assets, increased depreciation for the fair value of acquired property, plant, and equipment, increased revenue as a result of the ASU 2021-08 deferred revenue adjustments, decreased interest expense as a result of the reversal of Generate's historical interest expense partially offset by additional interest expense on the debt obtained to finance the transaction.

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

In March 2022, the entities amended the terms of the contingent consideration, which resulted in CooperVision paying $42.9 million to the former equity interest owners in exchange for the elimination of the revenue payments. CooperVision recognized a net gain of $12.2 million during the nine months ended July 31, 2022 and no gain or loss during the three months ended July 31, 2022. As of July 31, 2022, the remaining contingent liability related to regulatory approval payment was $31.8 million.

Further, CooperVision and Essilor International SAS (Essilor) executed the Contribution Agreement and Stock Purchase Agreement (the “Agreements”) in March. Essilor paid CooperVision $52.1 million in exchange for 50% interest in SGV and their proportionate share of the revenue payments. As part of the Agreements, each party contributed their interest in SGV

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
and $10 million in cash to form a new joint venture. CooperVision then remeasured the fair value of its retained equity investment in the joint venture at $90.0 million which resulted in a $56.9 million gain in Other (income) expense on deconsolidation of SGV.

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

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Beginning balance	$45.6	$30.8	$97.4	$—
Purchase price contingent consideration	—	0.5	1.5	31.3
Payments	—	—	(42.9)	—
Change in fair value	(0.3)	56.8	(10.7)	56.8
Ending balance	$45.3	$88.1	$45.3	$88.1

Note 3. Inventories

(In millions)	July 31, 2022	October 31, 2021
Raw materials	$166.3	$137.7
Work-in-process	14.6	14.0
Finished goods	440.7	433.9
Total inventories	$621.6	$585.6
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4. Intangible Assets

Goodwill

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2021	$1,841.0	$733.0	$2,574.0
Current period additions	0.8	1,205.4	1,206.2
Foreign currency translation adjustment	(99.0)	(15.4)	(114.4)
Balance at July 31, 2022	$1,742.8	$1,923.0	$3,665.8

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

The Company considered the impact on its near and long-term forecasts from the general deterioration of economic and market conditions as a result of higher inflation, regional and global conflict, supply chain disruption, and the ongoing disruptions of COVID-19 pandemic. Based on our assessment, we determined that it was not more likely than not that the fair value of reporting units or relevant asset groups was below carrying amounts. Therefore, there was no impairment to goodwill at July 31, 2022.
Other Intangible Assets

	July 31, 2022		October 31, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,098.1	$274.0	$378.4	$240.1	13
Composite intangible asset	1,061.9	336.3	1,061.8	283.2	15
Technology	504.0	308.5	513.0	287.9	10
Trademarks	210.4	59.0	156.7	49.1	14
License and distribution rights and other	32.8	22.9	33.4	21.6	11
	2,907.2	$1,000.7	2,143.3	$881.9	13
Less: accumulated amortization and translation	1,000.7		881.9
Intangible assets with definite lives, net	1,906.5		1,261.4
Intangible assets with indefinite lives, net (1)	10.8		10.1
Total other intangibles, net	$1,917.3		$1,271.5
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Intangible assets with definite lives are amortized over the estimated useful life of the assets. As of July 31, 2022, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2022	$51.9
2023	206.1
2024	202.1
2025	192.2
2026	184.9
Thereafter	1,069.3
Total remaining amortization for intangible assets with definite lives	$1,906.5
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
The Company determined that there was no impairment to indefinite-lived and definite lived intangible assets at July 31, 2022. There was an immaterial impairment charge related to our exit from the contact lens care business. Refer to Note 1. General for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5. Debt

(In millions)	July 31, 2022	October 31, 2021
Overdraft and other credit facilities	$74.6	$83.0
Term loan	460.0	—
Less: unamortized debt issuance cost	—	(0.1)
Short-term debt	$534.6	$82.9

Revolving credit	—	546.1
Term loans	2,350.0	850.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(3.3)	(0.2)
Long-term debt	$2,346.9	$1,396.1
Total debt	$2,881.5	$1,479.0

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

The interest rate on the 2021 Term Loan Facility was 2.96% at July 31, 2022.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
We repaid $380.0 million during the three months ended July 31, 2022. Amounts outstanding under the 2021 364-Day Term Loan Agreement will bear interest, at the Company’s option, at either the alternate base rate, or the adjusted LIBO rate (each as defined in the 2021 364-Day Term Loan Agreement), plus, in the case of adjusted LIBO rate loans, an applicable rate of 60 basis points.

The 2021 364-Day Term Loan Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain total leverage ratio and interest coverage ratio, each as defined in the 2021 364-Day Term Loan Agreement, consistent with the 2020 Credit Agreement discussed below.

Revolving Credit and Term Loan Agreement on April 1, 2020
On April 1, 2020, the Company entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. In addition, the Company has the ability from time to time to request an increase to the size of the revolving credit facility or establish one or more new term loans under the term loan facility in an aggregate amount up to $1.605 billion, subject to the discretionary participation of the lenders.
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
The interest rate on the 2020 Term Loan Facility was 2.96% at July 31, 2022.
The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2020 Credit Agreement:
•Interest Coverage Ratio, as defined, to be at least 3.00 to 1.00 at all times.
•Total Leverage Ratio, as defined, to be no higher than 3.75 to 1.00.
At July 31, 2022, the Company was in compliance with the Interest Coverage Ratio at 27.33 to 1.00 and the Total Leverage Ratio at 2.44 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, for more details.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The following is a summary of the maximum commitments and the net amounts available to us under credit facilities discussed above as of July 31, 2022:

(In millions)	Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date

Revolving Credit:
2020 Revolving Credit	$1,290.0	—	$1.3	$1,288.7	April 1, 2025
Term loan:
2021 364-Day Term Loan	840.0	460.0	n/a	—	November 1, 2022
2020 Term Loan	850.0	850.0	n/a	—	April 1, 2025
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$4,480.0	$2,810.0	$1.3	$1,288.7

Note 6. Income Taxes

The effective tax rates for the three months ended July 31, 2022 and July 31, 2021, were 16.1% and (554.9)%, respectively. The increase was primarily due to a $534.9 million tax benefit in fiscal 2021 related to the remeasurement of deferred tax assets caused by the UK enactment of a 25% corporate tax rate to be effective in fiscal 2023.

The effective tax rates for the nine months ended July 31, 2022 and July 31, 2021, were 20.5% and (666.3)%, respectively. The increase was primarily due to an intra-group transfer of intellectual property, as discussed below, and a $534.9 million tax benefit in fiscal 2021 related to the remeasurement of the related deferred tax assets caused by the UK enactment of a 25% corporate tax rate during the nine months ended July 31, 2021.

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

Note 7. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In millions, except per share amounts)	2022	2021	2022	2021
Net income	$98.4	$615.8	$320.2	$2,834.4
Basic:
Weighted average common shares	49.3	49.3	49.3	49.2
Basic earnings per share	$1.99	$12.50	$6.49	$57.61
Diluted:
Weighted average common shares	49.3	49.3	49.3	49.2
Effect of dilutive stock plans	0.3	0.5	0.4	0.5
Diluted weighted average common shares	49.6	49.8	49.7	49.7
Diluted earnings per share	$1.98	$12.37	$6.44	$57.01

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The following table sets forth stock options to purchase our common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2022	2021	2022	2021
Stock option shares excluded	425	107	224	107
Range of exercise prices	$304.54 - $406.17	$345.74	$304.54 - $406.17	$345.74
Restricted stock units excluded	121	5	8	6

Note 8. Share-Based Compensation Plans
The Company has several share-based compensation plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2021. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Selling, general and administrative expense	$11.8	$10.6	$34.6	$28.4
Cost of sales	1.1	0.9	3.4	2.9
Research and development expense	0.8	0.6	2.3	1.8
Total share-based compensation expense	$13.7	$12.1	$40.3	$33.1
Related income tax benefit	$1.3	$1.2	$4.0	$3.6

Note 9. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2020	$(402.3)	$(56.7)	$(13.0)	$(472.0)
Gross change in value	82.2	29.8	34.3	146.3
Tax effect	(0.2)	(7.2)	(8.2)	(15.6)
Balance at October 31, 2021	$(320.3)	$(34.1)	$13.1	$(341.3)
Gross change in value	(178.3)	0.2	55.7	(122.4)
Tax effect	—	—	(13.6)	(13.6)
Balance at July 31, 2022	$(498.6)	$(33.9)	$55.2	$(477.3)
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
During the three months ended July 31, 2022, there were no share repurchases under the program. During the nine months ended July 31, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share. At July 31, 2022, $256.4 million remained authorized for repurchase under the 2012 Share Repurchase Program.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
During the three months ended July 31, 2021, there were no shares repurchases under the program. During the nine months ended July 31, 2021, the Company repurchased 69.6 thousand shares of its common stock for $24.8 million, at an average purchase price of $356.61 per share.
Dividends
The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2022, to stockholders of record on January 21, 2022; and approximately $1.5 million or 3 cents per share on August 11, 2022, to stockholders of record on July 27, 2022. The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2021, to stockholders of record on January 22, 2021; and approximately $1.5 million or 3 cents per share, on August 11, 2021, to stockholders of record on July 27, 2021.

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
At July 31, 2022, and October 31, 2021, the carrying value of cash and cash equivalents, accounts receivable, prepaid expense and other current assets, lines of credit, accounts payable and other current liabilities approximate fair value due to the short-term nature of such instruments and the ability to obtain financing on similar terms.

The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). On April 6, 2020, the Company entered into six interest rate swap contracts which are used to hedge its exposure to changes in cash flows associated with its variable rate debt and are designated as derivatives in a cash flow hedge. The payment streams are based on a total notional amount of $1.5 billion at the inception of the contracts. The interest rate swap contracts had maturities of seven years or less. As of July 31, 2022, three of the six interest rate swap contracts have matured and the outstanding contracts have a total notional amount of $1.0 billion.

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

The Company did not have any cross currency swaps or foreign currency forward contracts as of July 31, 2022, and October 31, 2021.

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
The Company's results of operations for the three and nine months ended July 31, 2022, and 2021, reflect the following components of net periodic defined benefit costs:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Service cost	$4.6	$4.3	$13.7	$12.9
Interest cost	1.3	1.1	3.8	3.3
Expected return on plan assets	(3.9)	(3.1)	(11.7)	(9.3)
Recognized net actuarial gain	0.6	1.3	1.8	4.0
Net periodic defined benefit plan cost	$2.6	$3.6	$7.6	$10.9
The Company has not determined how much it expects to contribute to the Plan and did not contribute to the Plan in the first nine months of fiscal 2022. The Company did not contribute to the Plan in the first nine months of fiscal 2021. The expected rate of return on Plan assets for determining net periodic benefit plan cost is 8%.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
CooperVision net sales by category:
Toric lens	$185.9	$181.0	$553.7	$516.1
Multifocal lens	67.6	61.6	199.8	177.3
Single-use sphere lens	163.8	159.3	491.9	449.8
Non single-use sphere, other	149.0	155.6	436.1	443.9
Total CooperVision net sales	$566.3	$557.5	$1,681.5	$1,587.1
CooperSurgical net sales by category:
Office and surgical products	$165.4	$122.5	$455.9	$338.6
Fertility	111.7	83.4	322.9	237.7
CooperSurgical net sales	277.1	205.9	778.8	576.3
Total net sales	$843.4	$763.4	$2,460.3	$2,163.4
Operating income (loss):
CooperVision	$124.5	$88.0	$387.3	$347.2
CooperSurgical	30.4	26.2	56.9	66.9
Corporate	(14.3)	(13.6)	(40.1)	(36.8)
Total operating income	140.6	100.6	404.1	377.3
Interest expense	17.1	5.6	34.5	18.1
Other (income) expense, net	6.2	1.0	(33.3)	(10.7)
Income before income taxes	$117.3	$94.0	$402.9	$369.9

(In millions)	July 31, 2022	October 31, 2021
Total identifiable assets:
CooperVision	$6,788.3	$6,965.9
CooperSurgical	4,419.0	2,395.6
Corporate	344.8	244.7
Total	$11,552.1	$9,606.2

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2022	2021	2022	2021
Net sales to unaffiliated customers by country of domicile:
United States	$418.0	$343.7	$1,202.1	$992.9
Europe	256.3	258.7	749.9	709.5
Rest of world	169.1	161.0	508.3	461.0
Total	$843.4	$763.4	$2,460.3	$2,163.4

(In millions)	July 31, 2022	October 31, 2021
Net property, plant and equipment by country of domicile:
United States	$787.0	$737.5
Europe	326.8	377.2
Rest of world	247.5	232.9
Total	$1,361.3	$1,347.6

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
As of July 31, 2022, and October 31, 2021, the Company had the following outstanding derivatives designated as hedging instruments:

(In millions, except for number of instruments)	Number of Instruments	Notional Value
Interest Rate Swap Contracts	3	$1,000
These contracts have remaining maturities of five years or less.

The pre-tax impact of gain on derivatives recognized in other comprehensive income was $72.9 million ($55.2 million, net of tax) as of July 31, 2022. The pre-tax impact of loss on derivatives recognized in other comprehensive income was $2.9 million ($2.2 million, net of tax) as of July 31, 2021.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying Consolidated Condensed Balance Sheets where the instruments are recorded:

	Derivative Assets
(In millions)		July 31, 2022	October 31, 2021
Derivatives designated as cash flow hedges	Balance sheet location
Interest rate swap contracts	Other non-current assets	$72.9	$17.2
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income and Comprehensive Income:

Periods Ended July 31,		Three Months		Nine Months
(In millions)		2022	2021	2022	2021
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest (income) expense	$(0.9)	$2.0	$2.4	$6.0
The Company expects that $(22.3) million recorded as a component of accumulated other comprehensive income (loss) will be realized in the Consolidated Statements of Income and Comprehensive Income over the next twelve months and the amount will vary depending on prevailing interest rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

The following table details the changes in accumulated other comprehensive income:

(In millions)	Amount
Beginning balance gain as of October 31, 2021	$17.2
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($40.4 million, net of tax)	53.3
Amount reclassified from other comprehensive income into earnings, gross ($1.8 million, net of tax)	2.4
Ending balance gain as of Jul 31, 2022	$72.9

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the third quarter of fiscal 2022 ended July 31, 2022, and compare them with the same period of fiscal 2021. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Third Quarter Highlights
•Gross profit of $552.1 million, up 7% from $516.1 million in the prior year period
•Operating income of $140.6 million, up 40% from $100.6 million in the prior year period
•Diluted earnings per share of $1.98, down 84% from $12.37 per share in the prior year period
•Cash provided by operations of $263.9 million, compared to $223.8 million in the prior year period

Nine Months Highlights
•Gross profit $1,603.0 million, up 10% from $1,453.9 million in the prior year period
•Operating income $404.1 million, up 7% from $377.3 million in the prior year period
•Diluted earnings per share of $6.44, down 89% from $57.01 per share in the prior year period
•Cash provided by operations $561.7 million, compared to $564.1 million in the prior year period.
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
CooperVision acquired the following entity during the nine months ended July 31, 2022:
•    A privately-held Denmark-based ortho-k contact lens distributor on May 31, 2022
CooperVision acquired the following entities during the nine months ended July 31, 2021:
•    A privately-held U.K. contact lens manufacturer on April 26, 2021
•    A privately-held medical device company on January 19, 2021

During the second quarter of fiscal 2022, the Company initiated a plan to exit its contact lens care business, a non-core business unit of the CooperVision segment, which manufactures and supplies contact lens solutions. We expect the exit activity to be substantially completed in the first half of fiscal 2023. Exit charges recognized in the three and nine months ended July 31, 2022, were $3.3 million and $24.0 million, of which $19.1 million is recognized in cost of sales and $4.9 million is recognized in selling, general, and administrative expense in the Consolidated Statements of Income. Exit costs primarily related to inventory write-down, asset impairments and employee-related costs. Total exit costs are expected to be in a range of $30.0 million to $40.0 million.

In March 2022, the CooperVision and Essilor International SAS (Essilor) executed the Contribution Agreement and Stock Purchase Agreement (the “Agreements”) whereby Essilor paid CooperVision $52.1 million in exchange for 50% interest in SightGlass Vision, Inc. (SGV) and their proportionate share of the revenue payments. As part of the Agreements, each party contributed their interest in SGV and $10 million in cash to form a new joint venture. CooperVision then remeasured the fair value of its retained equity investment in the joint venture which resulted in a $56.9 million gain in Other (income) expense.

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
CooperSurgical acquired the following entities during the nine months ended July 31, 2022:
•    A private cryopreservation services company on April 6, 2022
•    Generate Life Sciences (Generate), a privately-held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell storage (cord blood & cord tissue), on December 17, 2021
CooperSurgical acquired the following entities during the nine months ended July 31, 2021:
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
On April 6, 2022, CooperSurgical entered into an asset purchase agreement to acquire Cook Medical's Reproductive Health business, a manufacturer of minimally invasive medical devices focused on the fertility, obstetrics and gynecology markets. The aggregate consideration is $875.0 million in cash, with $675.0 million payable at the closing and the remaining $200.0 million payable in $50.0 million installments following each of the first, second, third and fourth anniversaries of the closing. The transaction is subject to customary closing conditions, including receipt of required regulatory approvals, and compliance with local consultation requirements.
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

Net Sales Growth by Business Unit

Periods Ended July 31,	Three Months				Nine Months
($ in millions)	2022	2021	Increase	2022 vs 2021 % Change	2022	2021	Increase	2022 vs 2021 % Change
CooperVision	$566.3	$557.5	$8.8	2%	$1,681.5	$1,587.1	$94.4	6%
CooperSurgical	277.1	205.9	71.2	35%	778.8	576.3	202.5	35%
Net sales	$843.4	$763.4	$80.0	10%	$2,460.3	$2,163.4	$296.9	14%
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

Three Months Ended July 31,			2022 vs 2021 % Change
($ in millions)	2022	2021
Toric	$185.9	$181.0	3%
Multifocal	67.6	61.6	10%
Single-use spheres	163.8	159.3	3%
Non single-use sphere, other	149.0	155.6	(4)%
	$566.3	$557.5	2%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,			2022 vs 2021 % Change
($ in millions)	2022	2021
Toric	$553.7	$516.1	7%
Multifocal	199.8	177.3	13%
Single-use spheres	491.9	449.8	9%
Non single-use sphere, other	436.1	443.9	(2)%
	$1,681.5	$1,587.1	6%
In the three and nine months ended July 31, 2022, the growth experienced across all categories (except for "Other" as mentioned below) were partially offset by unfavorable foreign exchange rate fluctuations, which approximated $48.4 million and $91.1 million in the same periods. Sales growth was primarily driven by an increase in the volume of lenses sold across our core portfolio due to a recovery in demand from the impact of the COVID-19 pandemic.
•Toric and multifocal lenses grew primarily through the success of MyDay and Biofinity.
•Single-use sphere lenses grew primarily through MyDay, clariti and MiSight lenses.
•Non single-use sphere lenses grew primarily through Biofinity and ortho-k.
•"Other" products decreased primarily due to exit of the contact lens care business. Contact lens care represented approximately 2% and 1% of net sales in the three and nine months ended July 31, 2022, and 2% of net sales in both the three and nine months ended July 31, 2021.
•Total silicone hydrogel products increased by 5% and 9% in the three and nine months ended July 31, 2022, representing 78% of net sales, compared to 76% in the three and nine months ended July 31, 2021.
We could see downward pressure and volatility in certain markets related to net sales if the COVID-19 pandemic continues, as optical retailers and healthcare centers continue to restrict access, and social distancing measures continue.
CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2022	2021	2022 vs 2021 % Change	2022	2021	2022 vs 2021 % Change
Americas	$220.1	$206.3	7%	$659.1	$614.2	7%
EMEA	220.2	222.6	(1)%	639.5	605.6	6%
Asia Pacific	126.0	128.6	(2)%	382.9	367.3	4%
	$566.3	$557.5	2%	$1,681.5	$1,587.1	6%

CooperVision's growth in net sales was primarily attributable to market gains of silicone hydrogel contact lenses. Refer to CooperVision Net Sales by Category above for further discussion.
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

Three Months Ended July 31,			2022 vs 2021 % Change
($ in millions)	2022	2021
Office and surgical products	$165.4	$122.5	35%
Fertility	111.7	83.4	34%
	$277.1	$205.9	35%

Nine Months Ended July 31,			2022 vs 2021 % Change
($ in millions)	2022	2021
Office and surgical products	$455.9	$338.6	35%
Fertility	322.9	237.7	36%
	$778.8	$576.3	35%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
In the three and nine months ended July 31, 2022, the net sales increase in both categories was mainly due to the Generate acquisition. The increase was slightly offset by unfavorable foreign exchange rate fluctuations, which approximated $9.1 million and $22.1 million in the same periods.
We could see downward pressure and volatility in certain markets related to net sales if the COVID-19 pandemic continues, as hospitals and healthcare centers continue to restrict access, and social distancing measures continue.
Gross Margin

Consolidated gross margins were 65% in both the three and nine months ended July 31, 2022, down from 68% and 67% in the prior year periods, primarily driven by unfavorable currency and contact lens care exit costs.

Selling, General and Administrative Expense (SGA)

Three Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$212.2	37%	$258.2	46%	(18)%
CooperSurgical	116.2	42%	80.7	39%	44%
Corporate	14.3	—	13.6	—	6%
	$342.7	41%	$352.5	46%	(3)%

Nine Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$611.8	36%	$631.8	40%	(3)%
CooperSurgical	332.3	43%	231.0	40%	44%
Corporate	40.1	—	36.8	—	9%
	$984.2	40%	$899.6	42%	9%

CooperVision's SGA decreased in the three and nine months ended July 31, 2022, compared to fiscal 2021 primarily due to the $56.8 million increase in fair value of the contingent consideration in the three months ended July 31, 2021. The decrease in the nine months ended July 31, 2022, was partially offset by increases in SGA to support sales growth.
CooperSurgical's SGA increased in the three and nine months ended July 31, 2022, compared to fiscal 2021 primarily due to the addition of Generate's SGA and acquisition and integration expenses.
Research and Development Expense (R&D)

Three Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$16.0	3%	$17.0	3%	(6)%
CooperSurgical	12.7	5%	7.8	4%	66%
	$28.7	3%	$24.8	3%	16%

Nine Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$46.5	3%	$44.9	3%	4%
CooperSurgical	34.7	4%	22.1	4%	57%
	$81.2	3%	$67.0	3%	21%
In the three and nine months ended July 31, 2022:
•CooperVision's R&D expense decreased in the three months ended July 31, 2022, compared to fiscal 2021 primarily due to timing of R&D projects. CooperVision's R&D expense increased in nine months ended July 31, 2022, compared to fiscal 2021, mainly due to myopia management programs. As a percentage of sales,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperVision's R&D expense remained relatively flat. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
•CooperSurgical's R&D expense increased in the three and nine months ended July 31, 2022, compared to fiscal 2021, mainly due to the addition of Generate's R&D expense. As a percentage of sales, CooperSurgical's R&D expense remained relatively flat. CooperSurgical's R&D activities are focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.
Amortization Expense

Three Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$8.0	1%	$9.4	2%	(15)%
CooperSurgical	32.1	12%	28.8	14%	11%
	$40.1	5%	$38.2	5%	5%

Nine Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$24.2	1%	$27.3	2%	(11)%
CooperSurgical	109.3	14%	82.7	14%	32%
	$133.5	5%	$110.0	5%	21%
CooperVision's amortization expense decreased in absolute dollars in the three and nine months ended July 31, 2022, compared to fiscal 2021, primarily due to the deconsolidation of SGV. As a percentage of sales, CooperVision's amortization expense decreased, primarily due to an increase in net sales.
CooperSurgical's amortization expense increased in the three and nine months ended July 31, 2022, compared to fiscal 2021, primarily due to the amortization of intangible assets newly acquired through acquisitions. As a percentage of sales, CooperSurgical's amortization expense remained relatively flat, primarily due to an increase in net sales.
Operating Income

Three Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$124.5	22%	$88.0	16%	42%
CooperSurgical	30.4	11%	26.2	13%	16%
Corporate	(14.3)	—	(13.6)	—	6%
	$140.6	17%	$100.6	13%	40%

Nine Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
CooperVision	$387.3	23%	$347.2	22%	12%
CooperSurgical	56.9	7%	66.9	12%	(15)%
Corporate	(40.1)	—	(36.8)	—	9%
	$404.1	16%	$377.3	17%	7%

CooperVision's operating income increased in the three and nine months ended July 31, 2022, compared to the prior year periods primarily due to an increase in net sales partially offset by net changes in operating expenses.

CooperSurgical's operating income increased in the three months ended July 31, 2022, compared to the prior year period, primarily due to an increase in net sales. CooperSurgical's operating income decreased as a percentage of net sales and in absolute dollars in the nine months ended July 31, 2022, compared to the prior year period, primarily due to an increase in SGA and amortization expenses, partially offset by an increase in net sales.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Corporate operating loss increased in the three and nine months ended July 31, 2022, compared to the prior year periods, primarily due to higher share-based compensation expense.

On a consolidated basis, operating income increased primarily due an increase in consolidated net sales.
Interest Expense

Three Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
Interest expense	$17.1	2%	$5.6	1%	204%

Nine Months Ended July 31,					2022 vs 2021 % Change
($ in millions)	2022	% Net Sales	2021	% Net Sales
Interest expense	$34.5	1%	$18.1	1%	90%
Interest expense increased in absolute dollars during the three and nine months ended July 31, 2022, primarily due to higher average debt balances and interest rates compared to the prior year periods.
Other Expense (Income), Net

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2022	2021	2022	2021
Investment loss (gain)	$0.7	$(0.1)	$(47.7)	(11.6)
Foreign exchange loss	4.2	2.1	14.5	$3.3
Other expense (income), net	1.3	(1.0)	(0.1)	(2.4)
	$6.2	$1.0	$(33.3)	$(10.7)
Investment gain primarily consists of a gain on remeasurement of the fair value of retained equity investment in SGV as a result of deconsolidation.
Foreign exchange loss is primarily associated with the strengthening of the US dollar against foreign currencies and the effect on intercompany receivables during the three and nine months.

Other expense (income), net increased in the three and nine months ended July 31, 2022, primarily due to loss on minority investments, partially offset by defined benefit plan related income.
Provision for Income Taxes

The effective tax rates for the three months ended July 31, 2022, and July 31, 2021, were 16.1% and (554.9)%, respectively. The increase was primarily due to a $534.9 million tax benefit in fiscal 2021 related to the remeasurement of deferred tax assets caused by the UK enactment of a 25% corporate tax rate to be effective in fiscal 2023.

The effective tax rates for the nine months ended July 31, 2022, and July 31, 2021, were 20.5% and (666.3)%, respectively. The increase was primarily due to an intra-group transfer of intellectual property, as discussed below, and a $534.9 million tax benefit in fiscal 2021 related to the remeasurement of the related deferred tax assets caused by the UK enactment of a 25% corporate tax rate during the nine months ended July 31, 2021.

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
Share-Based Compensation Plans
We have several share-based compensation plans that are described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards were as follows:

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2022	2021	2022	2021
Selling, general and administrative expense	$11.8	$10.6	$34.6	$28.4
Cost of sales	1.1	0.9	3.4	2.9
Research and development expense	0.8	0.6	2.3	1.8
Total share-based compensation expense	$13.7	$12.1	$40.3	$33.1
Related income tax benefit	$1.3	$1.2	$4.0	$3.6

Capital Resources and Liquidity
Third Quarter Highlights
•Operating cash flow of $263.9 million compared to $223.8 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $46.6 million compared to $43.6 million in the prior year period
•Cash payments for acquisitions and others of $0.6 million compared to $64.0 million in the prior year period
Nine-Month Highlights
•Operating cash flow of $561.7 million compared to $564.1 million in the prior year period
•Expenditures for purchases of property, plant and equipment of $147.1 million compared to $149.4 million in the prior year period
•Cash proceeds from sale of interest in a subsidiary of $52.1 million. Refer to Note 2. Acquisitions and Joint Venture for additional information
•Cash payments for acquisitions and others of $1,636.5 million compared to $234.9 million in the prior year period
Comparative Statistics

($ in millions)	July 31, 2022	October 31, 2021
Cash and cash equivalents	$246.3	$95.9
Total assets	$11,552.1	$9,606.2
Working capital	$222.0	$733.2
Total debt	$2,881.5	$1,479.0
Stockholders' equity	$7,083.1	$6,942.0
Ratio of debt to equity	0.40:1	0.21:1
Debt as a percentage of total capitalization	28%	18%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Working Capital
The decrease in working capital at July 31, 2022, from the end of fiscal 2021 was primarily due to:
•increase in short-term debt of $451.7 million, primarily due to the movements in 2021 364-Day Term Loan Agreement entered into on November 2, 2021;
•increase in other current liabilities of $135.5 million, primarily due to the Generate acquisition. Refer to Note 2. Acquisitions and Joint Venture for further information;
•decrease in assets held-for-sale of $89.2 million due to deconsolidation of SGV and forming of a new joint venture. Refer to Note 2. Acquisitions and Joint Venture for further information; and
•increase in accounts payable of $65.8 million due to timing of payments; partially offset by:
•increase in cash and cash equivalents of $150.4 million;
•increase in inventories of $36.0 million primarily due to the increase in production and the build up of inventory for future product launches. At July 31, 2022, our inventory months on hand was 6.4 compared to 6.8 at October 31, 2021; and
•increase in trade accounts receivable of $28.3 million primarily due to higher sales. Our days sales outstanding (DSO) was 59 days at July 31, 2022, compared to 64 days at October 31, 2021. The decrease in DSO from October 31, 2021 to July 31, 2022 was primarily due to timing of collections.
Operating Cash Flow
Cash provided by operating activities decreased by $2.4 million from $564.1 million in the first nine months of fiscal 2021 to $561.7 million in the first nine months of fiscal 2022. This decrease in cash flow provided by operating activities primarily consists of:
•decrease in net income of $2,514.2 million from a net income of $2,834.4 million in the first nine months of fiscal 2021 to $320.2 million in the first nine months of fiscal 2022;
•decrease of $67.5 million in net changes in the fair value of contingent consideration. Refer to Note 2. Acquisitions and Joint Venture for further information; and
•decrease from $40.7 million settlement of contingent consideration. Refer to Note 2. Acquisitions and Joint Venture for further information;
•decrease from other non-cash items of $22.6 million, from $12.1 million cash inflow during the first nine months of fiscal 2021 to $10.5 million cash outflow during the first nine months of fiscal 2022; partially offset by:
•increase of $2,544.5 million in the net changes in deferred income taxes. Refer to Note 6. Income Taxes for further information;
•increase of $72.9 million in net cash flow from changes in operating capital, from $81.6 million outflow in the first nine months of fiscal 2021 to $8.7 million outflow in the first nine months of fiscal 2022; and
•increase of $25.2 million in net changes in depreciation and amortization, from $231.9 million during the first nine months of fiscal 2021 to $257.1 million during the first nine months of fiscal 2022.

The decrease in net income of $2,514.2 million was primarily due to:
•recognized income tax benefit of $1,987.9 million in the prior year period. Refer to Note 6. Income Taxes for further information; and
•$534.9 million tax benefit in fiscal 2021 related to the remeasurement of deferred tax assets. Refer to Note 6. Income Taxes for further information; partially offset by:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•increase of $26.8 million in operating income from $377.3 million in the first nine months of fiscal 2021 to $404.1 million in the first nine months of fiscal 2022.

The $72.9 million increase in cash flow from net changes in operating capital compared to the prior year period is primarily due to:
•$9.7 million cash inflow, as compared to $76.9 million cash outflow, from net changes in trade and other receivables primarily due to timing of collections and higher sales;
•$59.1 million cash inflow, as compared to $10.2 million cash outflow, from net changes in accounts payable primarily due to timing of payments; and
•$7.5 million cash inflow, as compared to $20.3 million cash outflow, from the net changes in prepaid and other assets due to timing of payments; partially offset by:
•$45.7 million lower cash inflow from net changes in accrued liabilities and other primarily due to impact from SGV deconsolidation and timing of payments;
•$26.8 million cash outflow, as compared to $1.1 million cash inflow related to net translation gain (loss);
•$20.5 million higher cash outflow from net changes in inventories; and
•$20.2 million higher cash outflow from net changes in operating lease liability and ROU assets, net.

The $22.6 million decrease in non-cash items compared to the prior year period is primarily due to:
•$56.9 million non-cash adjustments related to gain on remeasurement of the fair value of the retained equity investment in SGV as a result of deconsolidation in fiscal 2022; and
•$29.5 million higher cash outflow from net changes in long-term liabilities; partially offset by:
•$6.7 million cash inflow, as compared to $9.3 million cash outflow, from minority interest in net income;
•$14.6 million increase primarily due to add-back related to costs from exiting the contact lens care business. Refer to Note 1. General for further information;$12.0 million increase from the effect of exchange rate change on cash,
•$6.2 million cash inflow, as compared to $2.6 million cash outflow, from provision of doubtful accounts; and
•$6.3 million increase in share-based compensation expense.
Investing Cash Flow

Cash used in investing activities increased by $1,347.2 million to $1,731.5 million in the first nine months of fiscal 2022 from $384.3 million in the first nine months of fiscal 2021 due to:
•$1,401.6 million increase in payments made for acquisitions in the first nine months of fiscal 2022 compared to the prior year period, largely due to the Generate acquisition; partially offset by;
•$52.1 million decrease due to cash inflows from sale of SGV in fiscal 2022. Refer to Note 2. Acquisitions and Joint Venture for further information.
Financing Cash Flow
Cash flows from financing activities increased by $1,515.4 million to $1,327.8 million cash inflow in the first nine months of fiscal 2022 compared to $187.6 million outflow in the first nine months of fiscal 2021, primarily due to:
•$688.0 million increase in proceeds from long-term debt, primarily due to funds received from the 2021 Term Loan;
•$469.8 million increase due to less repayments of long-term debt in fiscal 2022 compared to fiscal 2021; and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•$429.7 million increase in net proceeds from short-term debt, primarily due to net activities related to the 2021 364-Day Term Loan; partially offset by:
•$53.7 million decrease due to higher repurchase of common stock in fiscal 2022 compared to fiscal 2021.
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

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of July 31, 2022:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date

Revolving Credit:
2020 Revolving Credit	$1,290.0	—	$1.3	$1,288.7	April 1, 2025
Term loan:
2021 364-Day Term Loan	840.0	460.0	n/a	—	November 1, 2022
2020 Term Loan	850.0	850.0	n/a	—	April 1, 2025
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$4,480.0	$2,810.0	$1.3	$1,288.7

The 2020 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require us to maintain a certain Total Leverage Ratio and Interest Coverage Ratio. As defined in the 2020 Credit Agreement, we are required to maintain an Interest Coverage Ratio of at least 3.00 to 1.00, and a Total Leverage Ratio of no higher than 3.75 to 1.00. At July 31, 2022, we were in compliance with the Interest Coverage Ratio at 27.33 to 1.00 and the Total Leverage Ratio at 2.44 to 1.00. The Company, after considering the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
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
At July 31, 2022, $256.4 million remained authorized for repurchase under the 2012 Share Repurchase Program.
The Company's share repurchases during the nine months ended July 31, 2022, and 2021, were as follows:

	Nine Months
Periods Ended July 31,	2022	2021
Number of shares	191,165	69,622
Average repurchase price per share	$410.41	$356.61
Total costs of shares repurchased (in millions)	$78.5	$24.8
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2022, to stockholders of record on January 21, 2022. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share on August 11, 2022, to stockholders of record on July 27, 2022.

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
Trademarks
ActivControl®, Aquaform®, Avaira Vitality®, Biofinity®, Biofinity Energys®, MyDay® and MiSight® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. INSORB®, PARAGARD®, Mara® and Fetal Pillow® and Generate Life Sciences® are registered trademarks of CooperSurgical, Inc, its affiliates and/or subsidiaries.

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
On April 6, 2020, we entered into six interest rate swap contracts to hedge the Company's exposure to changes in cash flows associated with its variable rate debt. The interest rate swap contracts became effective on April 6, 2020, and had maturities of seven years or less. As of July 31, 2022, the outstanding contracts have a total notional amount of $1.0 billion.
We did not have any cross currency swaps or foreign currency forward contracts as of July 31, 2022.
On April 1, 2020, we entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among us, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The 2020 Credit Agreement replaced our previous credit agreement and funds from the new term loan were used to repay the outstanding amounts under the previous credit agreement, to repay an outstanding term loan, and for general corporate purposes. At July 31, 2022, the Company had $1,288.7 million available under the 2020 Revolving Credit Facility and $850.0 million outstanding under the 2020 Term Loan Facility.
On November 2, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent (the 2021 364-Day Term Loan Agreement) which matures on November 1, 2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes. We repaid $380.0 million during the three months ended July 31, 2022. At July 31, 2022, the Company had $460.0 million outstanding under the 2021 364-Day Term Loan Agreement.
On December 17, 2021, the Company entered into a Term Loan Agreement (the 2021 Credit Agreement) by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2021 Credit Agreement provides for a term loan facility (the 2021 Term Loan Facility) in an aggregate principal amount of $1.5 billion, which, unless terminated earlier, matures on December 17, 2026. In addition, the Company has the ability from time to time to request an increase to the commitments under the 2021 Term Loan Facility or to establish a new term loan facility under the 2021 Credit Agreement in an aggregate principal amount not to exceed $1.125 billion, upon prior written notice to the administrative agent and subject to the discretionary participation of the lenders funding such term loans and certain limitations set forth in the 2021 Credit Agreement. At July 31, 2022, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility.
If interest rates were to have increased or decreased by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $5.1 million based on average debt outstanding for the third quarter of fiscal 2022, after consideration of our interest rate swap contracts.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our third quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

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

During the third quarter of fiscal 2022, there were no share repurchases under the program. During the nine months ended July 31, 2022, we repurchased 191.2 thousand shares of the Company’s common stock for $78.5 million, at an average purchase price of $410.41 per share. At July 31, 2022, $256.4 million remained authorized for repurchase under the 2012 Share Repurchase Program.

During the third quarter of fiscal 2021, there were no share repurchases under the program. During the nine months ended July 31, 2021, we repurchased 69.6 thousand shares of the Company's common stock for $24.8 million, at an average purchase price of $356.61 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months period ended July 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 1, 2022	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: September 1, 2022	/s/ Agostino Ricupati
Agostino Ricupati
Chief Accounting Officer & Senior Vice President, Finance & Tax (Principal Accounting Officer)