Form 10-Q
period 2023-01-31
COOPER COMPANIES, INC.
filed 2023-03-03
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On February 24, 2023, 49,455,664 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Three Months Ended January 31,
(In millions, except for earnings per share)
(Unaudited)

	2023	2022
Net sales	$858.5	$787.2
Cost of sales	300.0	268.8
Gross profit	558.5	518.4
Selling, general and administrative expense	330.9	319.1
Research and development expense	31.6	26.2
Amortization of intangibles	46.5	42.3
Operating income	149.5	130.8
Interest expense	26.1	6.6
Other expense, net	1.3	2.3
Income before income taxes	122.1	121.9
Provision for income taxes (Note 6)	37.5	26.6
Net income	$84.6	$95.3
Earnings per share (Note 7):
Basic	$1.71	$1.93
Diluted	$1.70	$1.91
Number of shares used to compute earnings per share:
Basic	49.4	49.4
Diluted	49.7	49.9
Other comprehensive income, net of tax:
Cash flow hedges	$(21.0)	$13.3
Foreign currency translation adjustment	84.0	(49.2)
Comprehensive income	$147.6	$59.4

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	January 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$118.2	$138.2
Trade accounts receivable, net of allowance for credit losses of $24.7 at January 31, 2023, and $20.7 at October 31, 2022	581.8	557.8
Inventories (Note 3)	659.1	628.7
Prepaid expense and other current assets	218.4	208.9
Total current assets	1,577.5	1,533.6
Property, plant and equipment, net	1,464.0	1,432.9
Goodwill	3,672.3	3,609.7
Other intangibles, net (Note 4)	1,863.4	1,885.1
Deferred tax assets	2,415.1	2,443.1
Other assets	568.8	587.9
Total assets	$11,561.1	$11,492.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$68.1	$412.6
Accounts payable	224.1	248.8
Employee compensation and benefits	167.2	152.1
Deferred revenue	106.4	93.6
Other current liabilities	350.0	373.1
Total current liabilities	915.8	1,280.2
Long-term debt (Note 5)	2,627.3	2,350.8
Deferred tax liabilities	144.3	149.9
Long-term tax payable	112.4	113.2
Deferred revenue	195.1	198.3
Accrued pension liability and other	230.5	225.2
Total liabilities	$4,225.4	$4,317.6
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $10 cents par value, 120.0 shares authorized, 53.9 issued and 49.4 outstanding at January 31, 2023, and 53.8 issued and 49.3 outstanding at October 31, 2022	5.4	5.4
Additional paid-in capital	1,779.2	1,765.5
Accumulated other comprehensive loss	(403.8)	(466.8)
Retained earnings	6,668.0	6,584.9
Treasury stock at cost: 4.5 shares at January 31, 2023, and 4.5 shares at October 31, 2022	(713.3)	(714.5)
Total Cooper stockholders’ equity	7,335.5	7,174.5
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	7,335.7	7,174.7
Total liabilities and stockholders’ equity	$11,561.1	$11,492.3

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2021	49.3	$5.0	4.4	$0.4	$1,715.2	$(341.3)	$6,202.1	$(639.6)	$0.2	$6,942.0
Net income	—	—	—	—	—	—	95.3	—	—	95.3
Other comprehensive income, net of tax	—	—	—	—	—	(35.9)	—	—	—	(35.9)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	—	—	(8.8)	—	—	0.7	—	(8.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	12.8	—	—	—	—	12.8
Stock repurchase	(0.2)	—	0.2	—	—	—	—	(78.5)	—	(78.5)
Balance at January 31, 2022	49.2	$5.0	4.6	$0.4	$1,719.2	$(377.2)	$6,295.9	$(717.4)	$0.2	$6,926.1

Balance at November 1, 2022	49.3	$5.0	4.5	$0.4	$1,765.5	$(466.8)	$6,584.9	$(714.5)	$0.2	$7,174.7
Net income	—	—	—	—	—	—	84.6	—	—	84.6
Other comprehensive income, net of tax	—	—	—	—	—	63.0	—	—	—	63.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	—	—	(2.5)	—	—	1.2	—	(1.3)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	16.2	—	—	—	—	16.2
Balance at January 31, 2023	49.4	$5.0	4.5	$0.4	$1,779.2	$(403.8)	$6,668.0	$(713.3)	$0.2	$7,335.7

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In millions, unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$84.6	$95.3
Depreciation and amortization	89.7	82.0
Change in fair value of contingent consideration	(31.8)	—
Net changes in operating capital	(28.0)	6.2
Other non-cash items	52.1	(17.5)
Net cash provided by operating activities	166.6	166.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(83.0)	(57.1)
Acquisitions of businesses and assets, net of cash acquired, and other	(30.3)	(1,612.2)
Net cash used in investing activities	(113.3)	(1,669.3)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	702.0	1,499.5
Repayments of long-term debt	(426.3)	(548.6)
Net (repayments of) proceeds from short-term debt	(351.7)	830.4
Net payments related to share-based compensation awards	(3.4)	(10.8)
Repurchase of common stock	—	(78.5)
Issuance of common stock for employee stock purchase plan	1.8	1.6
Net cash (used in) provided by financing activities	(77.6)	1,693.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.2	(3.7)
Net (decrease) increase in cash, cash equivalents, restricted cash, and cash held for sale	(20.1)	186.6
Cash, cash equivalents, restricted cash, and cash held for sale at beginning of period	138.6	96.6
Cash, cash equivalents, restricted cash, and cash held for sale at end of period	$118.5	$283.2
Reconciliation of cash flow information:
Cash and cash equivalents	$118.2	$280.7
Restricted cash included in other current assets	0.3	2.2
Cash held for sale	—	0.3
Total cash, cash equivalents, restricted cash, and cash held for sale	$118.5	$283.2
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 1. General

The accompanying Consolidated Condensed Financial Statements of The Cooper Companies, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of this Quarterly Report on Form 10-Q. Unless the context requires otherwise, terms "the Company", "we", "us", and "our" are used to refer collectively to The Cooper Companies, Inc. and its subsidiaries.

The accompanying Consolidated Condensed Financial Statements and related notes are unaudited and should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The Consolidated Condensed Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the interim periods presented.
Accounting Policies

There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Estimates

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
Accounting Pronouncements Recently Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company adopted this guidance prospectively on November 1, 2022, and it did not have a material impact on the Consolidated Condensed Financial Statements.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Effective February 1, 2023, the Company transitioned its credit agreements from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company plans to adopt the guidance prospectively in the second quarter of fiscal 2023 and does not expect it to have a material impact on the Company's financial position.

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
On November 1, 2022, CooperVision completed the acquisition of a privately-held U.S.-based company that provides a broad portfolio of technologically advanced contact lens products, including scleral and hybrid lenses. The purchase price of the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
acquisition was $33.0 million. Based upon preliminary valuations, assets acquired primarily comprised of $12.6 million of customer relationship related intangibles, $7.6 million of technology, and $13.1 million of goodwill. The goodwill is not deductible for tax purposes. The purchase price allocation is preliminary, and the Company is in the process of finalizing information primarily related to the effect on taxes and the corresponding impact on goodwill.

Refer to "Joint Venture" below for details on formation of a joint venture with Essilor International and related activities that occurred in fiscal year 2022 following the acquisition of SightGlass Vision, Inc. (SGV) in fiscal year 2021.

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

The following table summarizes the fair values of assets acquired and liabilities assumed as of the acquisition date:

(In millions)
Current assets:
Cash and cash equivalents	58.6
Trade accounts receivable, net	18.1
Inventories	3.3
Prepaid expense and other current assets	33.1
Total current assets	113.1
Property, plant and equipment	42.6
Goodwill	1,173.9
Customer relationships	718.3
Trademarks	54.9
Other assets	21.5
Total assets acquired	$2,124.3

Current liabilities:
Accounts payable	$12.6
Employee compensation and benefits	12.3
Deferred revenue	71.4
Other current liabilities	11.6
Total current liabilities	107.9
Deferred tax liabilities	144.3
Lease liabilities	16.6
Deferred revenue	188.8
Other long-term liabilities	3.6
Total liabilities assumed	$461.2

Total purchase price	$1,663.1

Customer relationships will be amortized over 20 years and trademarks will be amortized over 15 years. Goodwill is primarily attributable to assembled workforce and expected synergies to be achieved. The goodwill is not deductible for tax purposes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
The transaction costs associated with the acquisition consisted primarily of legal, regulatory and financial advisory fees, which were expensed as incurred as selling, general and administrative expense.

Joint Venture

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

Further, CooperVision and Essilor International SAS (Essilor) executed the Contribution Agreement and Stock Purchase Agreement (the “Agreements”) in March 2022. Essilor paid CooperVision $52.1 million in exchange for 50% interest in SGV and their proportionate share of the revenue payments. As part of the Agreements, each party contributed their interest in SGV and $10 million in cash to form a new joint venture. CooperVision then remeasured the fair value of its retained equity investment in the joint venture at $90.0 million which resulted in a $56.9 million gain in Other (income) expense on deconsolidation of SGV in fiscal 2022.

As of January 31, 2023, CooperVision determined that approval would not be achieved within the timeline set forth in the contractual terms of the regulatory approval payment and released the remaining $31.8 million contingent consideration liability.

Additional information regarding the joint venture is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Contingent Consideration

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

Period Ended January 31,	Three Months
(In millions)	2023	2022
Beginning balance	$33.4	$97.4
Purchase price contingent consideration	—	—
Payments	—	—
Change in fair value	(31.8)	3.5
Ending balance	$1.6	$100.9

Note 3. Inventories

(In millions)	January 31, 2023	October 31, 2022
Raw materials	$191.6	$173.7
Work-in-process	18.1	15.2
Finished goods	449.4	439.8
Total inventories	$659.1	$628.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4. Intangible Assets

Intangible assets consisted of the following:

	January 31, 2023		October 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,110.4	$304.1	$1,092.7	$287.0	19
Composite intangible asset	1,061.9	371.7	1,061.9	354.0	15
Technology	512.9	327.3	504.1	317.5	12
Trademarks	210.9	66.3	209.6	62.4	15
License and distribution rights and other	50.7	24.8	50.7	23.8	10
	2,946.8	$1,094.2	2,919.0	$1,044.7	16
Less: accumulated amortization and translation	1,094.2		1,044.7
Intangible assets with definite lives, net	1,852.6		1,874.3
Intangible assets with indefinite lives, net (1)	10.8		10.8
Total other intangibles, net	$1,863.4		$1,885.1
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of January 31, 2023, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2023	$139.2
2024	181.4
2025	171.5
2026	164.0
2027	149.0
Thereafter	1,047.5
Total remaining amortization for intangible assets with definite lives	$1,852.6
There was no impairment of intangible assets recorded in the three months ended January 31, 2023.

Note 5. Financing Arrangements
The Company had outstanding debt as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	January 31, 2023	October 31, 2022
Overdraft and other credit facilities	$51.6	$57.7
Term loans	—	338.0
Short-term debt, excluding financing leases	51.6	395.7
Financing lease liabilities	16.5	16.9
Short-term debt	$68.1	$412.6

Revolving credit	$276.5	$—
Term loans	2,350.0	2,350.0
Other	0.1	0.2
Less: unamortized debt issuance cost	(2.9)	(3.1)
Long-term debt, excluding financing leases	2,623.7	2,347.1
Financing lease liabilities	3.6	3.7
Long-term debt	$2,627.3	$2,350.8
Total debt	$2,695.4	$2,763.4

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which was filed with the Securities and Exchange Commission on December 9, 2022. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of January 31, 2023, the Company was in compliance with all debt covenants. On February 1, 2023, the Company amended its credit agreements to transition the interest rates applicable to the loans denominated in U.S. Dollars from LIBOR to SOFR, as defined in the credit agreements.

2021 Term Loan Agreement

On December 17, 2021, the Company entered into a Term Loan Agreement (the 2021 Credit Agreement) by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2021 Credit Agreement provides for a term loan facility (the 2021 Term Loan Facility) in an aggregate principal amount of $1.5 billion, which, unless terminated earlier, matures on December 17, 2026. The Company used the proceeds to fund the acquisition of Generate. Refer to Note 2. Acquisitions and Joint Venture for more details.

On January 31, 2023, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility and the weighted average interest rate was 5.04%.

2021 364-Day Term Loan Agreement

On November 2, 2021, the Company entered into a 364-day, $840.0 million, term loan agreement by and among the Company, the lenders party thereto and The Bank of Nova Scotia, as administrative agent, which matured on November 1, 2022. The Company used part of the funds to partially repay outstanding borrowings under the 2020 Revolving Credit Facility and for general corporate purposes. The loan was fully repaid by the maturity date.
2020 Revolving Credit and Term Loan Agreement

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

On January 31, 2023, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $276.5 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility and the 2020 Revolving Credit Facility was 5.37% at January 31, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 6. Income Taxes

The effective tax rates for the three months ended January 31, 2023 and January 31, 2022 were 30.7% and 21.8%, respectively. The increase was primarily due to changes in the geographic composition of pre-tax earnings, an increase in the UK statutory tax rate from 19% to 25%, and capitalization of research and experimental expenditures for fiscal 2023 as required by the 2017 Tax Cuts and Jobs Act.

Note 7. Earnings Per Share

Period Ended January 31,	Three Months
(In millions, except per share amounts)	2023	2022
Net income	$84.6	$95.3
Basic:
Weighted average common shares	49.4	49.4
Basic earnings per share	$1.71	$1.93
Diluted:
Weighted average common shares	49.4	49.4
Effect of dilutive stock plans	0.3	0.5
Diluted weighted average common shares	49.7	49.9
Diluted earnings per share	$1.70	$1.91
The following table sets forth stock options to purchase our common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Period Ended January 31,	Three Months
(In thousands, except exercise prices)	2023	2022
Stock option shares excluded	514	224
Exercise prices	$300.12 - $406.17	$345.74 - $406.17
Restricted stock units excluded	213	—

Note 8. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2022. Compensation expense and the related income tax benefit recognized in our Consolidated Statements of Income and Comprehensive Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

Period Ended January 31,	Three Months
(In millions)	2023	2022
Selling, general and administrative expense	$14.4	$11.5
Cost of sales	1.1	1.3
Research and development expense	0.8	0.8
Total share-based compensation expense	$16.3	$13.6
Related income tax benefit	$1.7	$1.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 9. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Income:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2021	$(320.3)	$(34.1)	$13.1	$(341.3)
Gross change in value	(49.2)	—	17.6	(31.6)
Tax effect	—	—	(4.3)	(4.3)
Balance at January 31, 2022	$(369.5)	$(34.1)	$26.4	$(377.2)

Balance at October 31, 2022	$(555.0)	$(6.2)	$94.4	$(466.8)
Gross change in value	84.0	—	(27.8)	56.2
Tax effect	—	—	6.8	6.8
Balance at January 31, 2023	$(471.0)	$(6.2)	$73.4	$(403.8)
Share Repurchases
In December 2011, the Company's Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent being in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. As of January 31, 2023, $256.4 million remains authorized for repurchase under the 2012 Share Repurchase Program.
During the three months ended January 31, 2023, there was no share repurchase under the 2012 Share Repurchase Program. During the three months ended January 31, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share.
Dividends
The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 10, 2023, to stockholders of record on January 23, 2023. The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2022, to stockholders of record on January 21, 2022.

Note 10. Contingencies

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

Note 11. Business Segment Information
The following tables present revenue and other financial information by reportable segment:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Segment information:

Period Ended January 31,	Three Months
(In millions)	2023	2022
CooperVision net sales by category:
Toric lens	$189.8	$182.2
Multifocal lens	71.8	65.8
Single-use sphere lens	168.3	167.0
Non single-use sphere, other	151.4	146.5
Total CooperVision net sales	$581.3	$561.5
CooperSurgical net sales by category:
Office and surgical	$165.2	$128.9
Fertility	112.0	96.8
CooperSurgical net sales	277.2	225.7
Total net sales	$858.5	$787.2
Operating income (loss):
CooperVision	$160.1	$127.4
CooperSurgical	5.8	15.6
Corporate	(16.4)	(12.2)
Total operating income	149.5	130.8
Interest expense	26.1	6.6
Other expense, net	1.3	2.3
Income before income taxes	$122.1	$121.9

(In millions)	January 31, 2023	October 31, 2022
Total identifiable assets:
CooperVision	$6,945.7	$6,778.9
CooperSurgical	4,333.9	4,407.8
Corporate	281.5	305.6
Total	$11,561.1	$11,492.3

Geographic information:

Period Ended January 31,	Three Months
(In millions)	2023	2022
Net sales to unaffiliated customers by country of domicile:
United States	$434.8	$365.3
Europe	248.2	250.4
Rest of world	175.5	171.5
Total	$858.5	$787.2

(In millions)	January 31, 2023	October 31, 2022
Net property, plant and equipment by country of domicile:
United States	$871.3	$856.1
Europe	325.3	310.8
Rest of world	267.4	266.0
Total	$1,464.0	$1,432.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 12. Financial Derivatives and Hedging

On April 6, 2020, the Company entered into six interest rate swap contracts which were used to hedge its exposure to changes in cash flows associated with its variable rate debt and were designated as derivatives in a cash flow hedge. The payment streams were based on a total notional amount of $1.5 billion at the inception of the contracts. As of January 31, 2023, three of the six interest rate swap contracts have matured and the outstanding contracts have a total notional amount of $1.0 billion and remaining maturities of five years or less. The Company did not have any cross-currency swaps or foreign currency forward contracts as of January 31, 2023.

The interest rate swap contracts are fair valued by netting discounted future fixed cash payments and the discounted expected variable cash receipts, which are estimated based on observable market interest rate curves (Level 2). The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting recognized in accumulated other comprehensive income was $96.7 million ($73.4 million, net of tax) as of January 31, 2023, and $34.8 million ($26.4 million, net of tax) as of January 31, 2022. The fair value of derivative instruments are classified in "Other non-current assets" on our Consolidated Condensed Balance Sheets.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income and Comprehensive Income:

Period Ended January 31,		Three Months
(In millions)		2023	2022
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest (income) expense	$(8.3)	$1.9
The Company expects that $38.1 million recorded as a component of accumulated other comprehensive loss will be realized in the Consolidated Statements of Income and Comprehensive Income over the next twelve months and the amount will vary depending on prevailing interest rates.

The following table details the changes in accumulated other comprehensive income:

Period Ended January 31,	Three Months
(In millions)	2023	2022
Beginning balance gain	$124.5	$17.2
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($(14.8) million, net of tax and $11.9 million, net of tax, respectively)	(19.5)	15.7
Amount reclassified from other comprehensive income into earnings, gross ($(6.2) million, net of tax and $1.4 million, net of tax, respectively)	(8.3)	1.9
Ending balance gain	$96.7	$34.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Unaudited Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including: statements regarding the expected impacts of global macroeconomic, health and political conditions; and statements regarding acquisitions (including acquired companies' financial positions, our market position based on acquisitions, product development and business strategies, anticipated cost synergies, expected timing and benefits of pending transactions, and integration of acquired entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share) that are forward-looking. In addition, all statements regarding anticipated growth in our revenues, anticipated market conditions, planned product launches, restructuring or business transition expectations, regulatory plans, and expected results of operations are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:
•Adverse changes in the global or regional general business, political and economic conditions, including the impact of continuing uncertainty and instability of certain countries, man-made or natural disasters and pandemic conditions, that could adversely affect our global markets, and the potential adverse economic impact and related uncertainty caused by these items.
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
•A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development, distribution facilities or raw material supply chain due to challenges associated with integration of acquisitions, man-made or natural disasters, pandemic conditions, cybersecurity incidents or other causes.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
•Legal costs, insurance expenses, settlement costs and the risk of an adverse decision, prohibitive injunction or settlement related to product liability, patent infringement, contractual disputes, or other litigation.
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
•Failure of our customers and end users to obtain adequate coverage and reimbursement from third-party payers for our products and services.
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
•Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, as such Risk Factors may be updated in quarterly filings including updates made in this filing.
We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the first quarter of fiscal 2023 ended January 31, 2023, and compare them with the same period of fiscal 2022. We also discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

Outlook

We are optimistic about the long-term prospects for the worldwide contact lens and general health care markets, and the resilience of and growth prospects for our businesses and products. However, we face significant risks and uncertainties in our global operating environment. These risks include uncertain global and regional business, political and economic conditions, including but not limited to those associated with man-made or natural disasters, pandemic conditions, inflation, foreign exchange rate fluctuations, regulatory developments, supply chain disruptions, and escalating global trade barriers. For more information on the risks associated with our global operating environment, refer to Part II, Item 1A "Risk Factors" herein. These risks and uncertainties have adversely affected our sales, cash flow and performance in the past and are likely to further adversely affect our future sales, cash flow and performance.

Global Market and Economic Conditions - Over the last few years in the U.S. and globally, market and economic conditions have been challenging, particularly in light of the COVID-19 pandemic. Foreign countries, in particular the Euro zone, have experienced recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues. In addition, changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the war in Ukraine, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the increase in our costs. These market and economic conditions could have a material adverse effect on our results of operations and financial condition.
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
Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses. Our single-use silicone hydrogel product franchises, clariti® and MyDay®, remain a focus as we expect increasing demand for these products, as well as future single-use products, as the global contact lens market continues to shift to this modality. Outside of single-use, the Biofinity® and Avaira Vitality® product families comprise our focus in the FRP, or frequent replacement product, market which encompasses the monthly and 2-week modalities. Included in this segment are unique products such as Biofinity Energys®, which helps individuals with digital eye fatigue.

CooperSurgical - Our CooperSurgical business competes in the general health care market with a commitment to advancing the health of women, babies and families through its diversified portfolio of products and services, including medical devices, fertility, genomics, diagnostics, cryostorage, contraception and healthcare technology services (such as cord blood and cord tissue storage and genomic testing). CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model.

On December 17, 2021, CooperSurgical completed the acquisition of 100% of the equity interests in Generate Life Sciences (Generate), a privately held leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell storage (cord blood & cord tissue), and paid an aggregate purchase consideration of approximately $1.663 billion.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Competitive factors in the segments in which CooperSurgical competes include technological and scientific advances, product quality and availability, price and customer service (including response time and effective communication of product information to physicians, consumers, fertility clinics and hospitals).

Net Sales Q1 2023
$ (Millions)
$561.5
$581.3
$225.7
$277.2
$787.2
$858.5
CooperVision
CooperSurgical
Consolidated
QTD Q1 2022
QTD Q1 2023

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended January 31,			2023 vs 2022 % Change
($ in millions)	2023	2022
Toric	$189.8	$182.2	4%
Multifocal	71.8	65.8	9%
Single-use spheres	168.3	167.0	1%
Non single-use sphere, other	151.4	146.5	3%
	$581.3	$561.5	4%
In the three months ended January 31, 2023, the growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations, which approximated $43.4 million.
•Toric and multifocal lenses grew primarily through the success of MyDay and Biofinity.
•Single-use sphere lenses grew primarily through MyDay, clariti and MiSight lenses.
•Non single-use sphere lenses grew primarily through Biofinity and ortho-k.
•"Other" products primarily include lens care which represented approximately 1% of net sales in the three months ended January 31, 2023 and 2022.
•Total silicone hydrogel products increased by 4% in the three months ended January 31, 2023, representing 79% of net sales, compared to 78% in the three months ended January 31, 2022.
CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Period Ended January 31,	Three Months
($ in millions)	2023	2022	2023 vs 2022 % Change
Americas	$241.4	$215.5	12%
EMEA	214.4	213.5	—%
Asia Pacific	125.5	132.5	(5)%
	$581.3	$561.5	4%

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
The chart below shows the percentage of net sales of office and surgical and fertility.

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

Three Months Ended January 31,			2023 vs 2022 % Change
($ in millions)	2023	2022
Office and surgical	$165.2	$128.9	28%
Fertility	112.0	96.8	16%
	$277.2	$225.7	23%

In the three months ended January 31, 2023, the net sales increase in both categories was primarily due to the addition of Generate. The increase was slightly offset by unfavorable foreign exchange rate fluctuations, which approximated $7.8 million.
Gross Margin

Consolidated gross margin decreased in the three months ended January 31, 2023 to 65% compared to 66% in the three months ended January 31, 2022, primarily driven by unfavorable currency.

Selling, General and Administrative Expense (SGA)

Three Months Ended January 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$187.3	32%	$210.8	38%	(11)%
CooperSurgical	127.2	46%	96.1	43%	32%
Corporate	16.4	—	12.2	—	34%
	$330.9	39%	$319.1	41%	4%

CooperVision's SGA decreased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due to the $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone.
CooperSurgical's SGA increased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due to the addition of Generate's SGA and acquisition and integration expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Corporate SGA increased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due to share-based compensation related expenses.
Research and Development Expense (R&D)

Three Months Ended January 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$16.7	3%	$16.1	3%	4%
CooperSurgical	14.9	5%	10.1	4%	47%
	$31.6	4%	$26.2	3%	20%
CooperVision's R&D expense for the three months ended January 31, 2023 remained relatively flat year over year. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
CooperSurgical's R&D expense increased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, mainly due to European Medical Device Regulation costs. CooperSurgical's R&D activities are focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.
Amortization Expense

Three Months Ended January 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$8.4	1%	$8.2	1%	2%
CooperSurgical	38.1	14%	34.1	15%	12%
	$46.5	5%	$42.3	5%	10%
CooperVision's amortization expense for the three months ended January 31, 2023 remained relatively flat year over year. CooperSurgical's amortization expense increased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due to the amortization of intangible assets newly acquired through acquisitions.
Operating Income

Three Months Ended January 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$160.1	28%	$127.4	23%	26%
CooperSurgical	5.8	2%	15.6	7%	(63)%
Corporate	(16.4)	—	(12.2)	—	34%
	$149.5	17%	$130.8	17%	14%

CooperVision's operating income increased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due to an increase in net sales partially offset by net changes in operating expenses.

CooperSurgical's operating income decreased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due to an increase in SGA and amortization expenses, partially offset by an increase in net sales.

Corporate operating loss increased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due to higher share-based compensation expense.

On a consolidated basis, operating income increased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due an increase in consolidated net sales.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended January 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
Interest expense	$26.1	3%	$6.6	1%	295%
Interest expense increased during the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due to higher average debt balances and higher interest rates.
Other Expense (Income), Net

Period Ended January 31,	Three Months
($ in millions)	2023	2022
Foreign exchange (gain) loss	(1.0)	3.3
Other expense (income), net	2.3	(1.0)
	$1.3	$2.3
Foreign exchange gain is primarily associated with the relative weakening of the US dollar against foreign currencies and the effect on intercompany receivables during the three months ended January 31, 2023.

Other expense (income), net increased in the three months ended January 31, 2023 compared to the three months ended January 31, 2022, primarily due to loss on minority investments, partially offset by defined benefit plan related income.
Provision for Income Taxes

The effective tax rates for the three months ended January 31, 2023 and January 31, 2022 were 30.7% and 21.8%, respectively. The increase was primarily due to changes in the geographic composition of pre-tax earnings, an increase in the UK statutory tax rate from 19% to 25%, and capitalization of research and experimental expenditures for fiscal 2023 as required by the 2017 Tax Cuts and Jobs Act.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity

Working capital on January 31, 2023 and October 31, 2022, was $661.7 million and $253.4 million, respectively. The increase in working capital was primarily due to repayment of the 364-day term loan during the first three months of fiscal 2023. See Note 5. Financing Arrangements for further information.

Cash Flow

($ in millions)	January 31, 2023	January 31, 2022
Operating activities	$166.6	$166.0
Investing activities	(113.3)	(1,669.3)
Financing activities	(77.6)	1,693.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash	4.2	(3.7)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash held for sale	$(20.1)	$186.6
Operating Cash Flow
Cash provided by operating activities in the first three months of fiscal 2023 remains flat compared to the first three months of fiscal 2022, primarily due to net changes in other non-cash items, partially offset by the net cash flow from changes in operating capital and the $31.8 million release of contingent consideration liability associated with SGV's regulatory approval milestone.
Investing Cash Flow

Cash used in investing activities in the first three months of fiscal 2023 was lower than cash used in the first three months of fiscal 2022, primarily attributable to $1.6 billion cash paid, net of cash acquired, for the Generate acquisition in the first three months of fiscal 2022. Refer to Note 2. Acquisitions and Joint Venture for further information.
Financing Cash Flow
Cash used in financing activities in the first three months of fiscal 2023 was primarily due to repayments of $338.0 million on the 2021 364-day term loan, partially offset by $276.5 million of funds drawn on the 2020 revolving credit.
Cash provided by financing activities in the first three months of fiscal 2022 was primarily due to funds received from the 2021 term loan facility ($1.5 billion) and the 2021 364-day term loan facility ($840.0 million), partially offset by $546.1 million repayments of the 2021 revolving credit and $78.5 million repurchases of common stock.
Refer to Note 5. Financing Arrangements for further information.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of January 31, 2023:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date

Revolving Credit:
2020 Revolving Credit	$1,290.0	$276.5	$1.4	$1,012.1	April 1, 2025
Term loan:
2020 Term Loan	850.0	850.0	n/a	—	April 1, 2025
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,640.0	$2,626.5	$1.4	$1,012.1

As of January 31, 2023, the Company was in compliance with all debt covenants. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for additional information.

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

Share Repurchase
In December 2011, our Board of Directors authorized the 2012 Share Repurchase Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. Purchases under the 2012 Share Repurchase Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. As of January 31, 2023, $256.4 million remains authorized for repurchase under the 2012 Share Repurchase Program.
During the three months ended January 31, 2023, there was no share repurchase under the 2012 Share Repurchase Program.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2023, to stockholders of record on January 20, 2023.
Transition from LIBOR
The UK’s Financial Conduct Authority (FCA), which regulates the London Interbank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In March 2021, the FCA confirmed its intention to stop requiring banks to submit rates required to calculate LIBOR after 2021. However, for U.S. dollar-denominated (USD) LIBOR, only one-week and two-month USD LIBOR will cease to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. Further, in March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Effective February 1, 2023, the Company transitioned its credit agreements from LIBOR to the Secured Overnight Financing Rate ("SOFR"). While the notional value of agreements potentially indexed to LIBOR is material, we do not expect a material impact on our financial statements related to this transition.
Estimates and Critical Accounting Policies

Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis on Form 10-K for the fiscal year ended October 31, 2022. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2022.
Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. General of the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.
Trademarks
ActivControl®, Aquaform®, Avaira Vitality®, Biofinity®, Biofinity Energys®, Biomedics®, Proclear®, MyDay® and MiSight® are registered trademarks of The Cooper Companies, Inc., its affiliates and/or subsidiaries. PC Technology™ is a trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries. The clariti® mark is a registered trademark of The Cooper Companies, Inc., its affiliates and/or subsidiaries worldwide except in the United States where the use of clariti® is licensed. Endosee®, Insorb®, Paragard®, Mara®, Fetal Pillow® and Generate Life Sciences® are registered trademarks of CooperSurgical, Inc, its affiliates and/or subsidiaries.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risks that relate principally to changes in interest rates and foreign currency fluctuations. We do not enter into derivative financial instrument transactions for speculative purposes.
Foreign Currency Exchange Risk
We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro and Japanese yen denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. We did not have any cross-currency swaps or foreign currency forward contracts as of January 31, 2023.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR (and, previously, LIBOR). As of January 31, 2023, we had outstanding debt for an aggregate carrying amount of $2.7 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk. Effective February 1, 2023, the interest rate on our credit agreements was converted from LIBOR to SOFR.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $4.5 million based on average debt outstanding, after consideration of our interest rate swap contracts, during the first quarter of fiscal 2023. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for additional information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our first quarter of fiscal 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

Information regarding legal proceedings is included in Note 10. Contingencies of the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

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

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The share repurchase program was approved by the Company’s Board of Directors in December 2011 (the 2012 Share Repurchase Program). The program as amended in December 2012, December 2013 and March 2017 provides authorization to repurchase up to a total of $1.0 billion of the Company’s common stock. As of January 31, 2023, $256.4 million remains authorized for repurchase under the 2012 Share Repurchase Program.
During the three months ended January 31, 2023, there was no share repurchase under the 2012 Share Repurchase Program. During the three months ended January 31, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1
Amendment No.1, dated as of February 1, 2023, to the Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc. and PNC Bank, National Association, as the administrative agent.

10.2
Amendment No. 3, dated as of February 1, 2023, to the Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, by and among the Company, CooperVision International Limited, and CooperSurgical Holdings Limited, the borrowers party thereto, and KeyBank National Association, as administrative agent.

10.3	The Cooper Companies, Inc. 2023 Incentive Payment Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 19, 2022

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the three months period ended January 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 3, 2023	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 3, 2023	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)