Form 10-Q
period 2023-04-30
COOPER COMPANIES, INC.
filed 2023-06-02
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On May 26, 2023, 49,507,924 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Periods Ended April 30,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2023	2022	2023	2022
Net sales	$877.4	$829.8	$1,735.9	$1,616.9
Cost of sales	294.5	297.3	594.5	566.0
Gross profit	582.9	532.5	1,141.4	1,050.9
Selling, general and administrative expense	407.5	322.4	738.4	641.5
Research and development expense	32.6	26.3	64.2	52.4
Amortization of intangibles	46.5	51.1	93.0	93.4
Operating income	96.3	132.7	245.8	263.6
Interest expense	26.1	10.8	52.2	17.4
Other expense (income), net	4.6	(41.8)	5.9	(39.4)
Income before income taxes	65.6	163.7	187.7	285.6
Provision for income taxes (Note 6)	25.8	37.1	63.3	63.8
Net income	$39.8	$126.6	$124.4	$221.8
Earnings per share (Note 7):
Basic	$0.80	$2.57	$2.52	$4.49
Diluted	$0.80	$2.55	$2.50	$4.45
Number of shares used to compute earnings per share:
Basic	49.5	49.3	49.4	49.4
Diluted	49.8	49.7	49.7	49.8
Other comprehensive income, net of tax:
Cash flow hedges	$(5.5)	$39.3	$(26.5)	$52.7
Foreign currency translation adjustment	(14.5)	(96.6)	69.5	(145.8)
Comprehensive income	$19.8	$69.3	$167.4	$128.7

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	April 30, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$111.9	$138.2
Trade accounts receivable, net of allowance for credit losses of $21.0 at April 30, 2023, and $20.7 at October 31, 2022	564.7	557.8
Inventories (Note 3)	699.0	628.7
Prepaid expense and other current assets	223.7	208.9
Total current assets	1,599.3	1,533.6
Property, plant and equipment, net	1,489.8	1,432.9
Goodwill	3,660.0	3,609.7
Other intangibles, net (Note 4)	1,815.0	1,885.1
Deferred tax assets	2,390.6	2,443.1
Other assets	584.8	587.9
Total assets	$11,539.5	$11,492.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$74.5	$412.6
Accounts payable	242.4	248.8
Employee compensation and benefits	131.1	152.1
Deferred revenue	119.7	93.6
Other current liabilities	381.4	373.1
Total current liabilities	949.1	1,280.2
Long-term debt (Note 5)	2,565.7	2,350.8
Deferred tax liabilities	139.0	149.9
Long-term tax payable	90.7	113.2
Deferred revenue	182.6	198.3
Accrued pension liability and other	234.4	225.2
Total liabilities	$4,161.5	$4,317.6
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $10 cents par value, 120.0 shares authorized, 53.9 issued and 49.5 outstanding at April 30, 2023, and 53.8 issued and 49.3 outstanding at October 31, 2022	5.4	5.4
Additional paid-in capital	1,800.7	1,765.5
Accumulated other comprehensive loss	(423.8)	(466.8)
Retained earnings	6,707.8	6,584.9
Treasury stock at cost: 4.4 shares at April 30, 2023, and 4.5 shares at October 31, 2022	(712.3)	(714.5)
Total Cooper stockholders’ equity	7,377.8	7,174.5
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	7,378.0	7,174.7
Total liabilities and stockholders’ equity	$11,539.5	$11,492.3

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2021	49.3	$5.0	4.4	$0.4	$1,715.2	$(341.3)	$6,202.1	$(639.6)	$0.2	$6,942.0
Net income	—	—	—	—	—	—	95.3	—	—	95.3
Other comprehensive income, net of tax	—	—	—	—	—	(35.9)	—	—	—	(35.9)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	—	—	(8.8)	—	—	0.7	—	(8.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	12.8	—	—	—	—	12.8
Stock repurchase	(0.2)	—	0.2	—	—	—	—	(78.5)	—	(78.5)
Balance at January 31, 2022	49.2	$5.0	4.6	$0.4	$1,719.2	$(377.2)	$6,295.9	$(717.4)	$0.2	$6,926.1
Net income	—	—	—	—	—	—	126.6	—	—	126.6
Other comprehensive income, net of tax	—	—	—	—	—	(57.3)	—	—	—	(57.3)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	—	—	4.9	—	—	0.8	—	5.7
Share-based compensation expense	—	—	—	—	12.7	—	—	—	—	12.7
Balance at April 30, 2022	49.3	$5.0	4.6	$0.4	$1,736.8	$(434.5)	$6,422.5	$(716.6)	$0.2	$7,013.8

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2022	49.3	$5.0	4.5	$0.4	$1,765.5	$(466.8)	$6,584.9	$(714.5)	$0.2	$7,174.7
Net income	—	—	—	—	—	—	84.6	—	—	84.6
Other comprehensive income, net of tax	—	—	—	—	—	63.0	—	—	—	63.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	—	—	(2.5)	—	—	1.2	—	(1.3)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	16.2	—	—	—	—	16.2
Balance at January 31, 2023	49.4	$5.0	4.5	$0.4	$1,779.2	$(403.8)	$6,668.0	$(713.3)	$0.2	$7,335.7
Net income	—	—	—	—	—	—	39.8	—	—	39.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(20.0)	—	—	—	(20.0)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	(0.1)	—	6.8	—	—	1.0	—	7.8
Share-based compensation expense	—	—	—	—	14.7	—	—	—	—	14.7
Balance at April 30, 2023	49.5	$5.0	4.4	$0.4	$1,800.7	$(423.8)	$6,707.8	$(712.3)	$0.2	$7,378.0

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions, unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$124.4	$221.8
Depreciation and amortization	180.5	175.4
Settlement of contingent consideration	—	(40.7)
Change in fair value of contingent consideration	(31.8)	—
Accrual for acquisition termination fee	45.0	—
Net changes in operating capital	(103.0)	(52.4)
Other non-cash items	75.7	(6.3)
Net cash provided by operating activities	290.8	297.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(156.6)	(100.5)
Acquisitions of businesses and assets, net of cash acquired, and other	(38.7)	(1,637.1)
Proceeds from sale of interest in a subsidiary	—	52.6
Net cash used in investing activities	(195.3)	(1,685.0)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,199.3	1,499.5
Repayments of long-term debt	(985.5)	(549.0)
Net (repayments of) proceeds from short-term debt	(342.5)	832.3
Net proceeds (payments) related to share-based compensation awards	2.1	(7.5)
Dividends on common stock	(1.5)	(1.5)
Repurchase of common stock	—	(78.5)
Issuance of common stock for employee stock purchase plan	3.7	3.4
Settlement of contingent consideration	—	(2.2)
Net cash (used in) provided by financing activities	(124.4)	1,696.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.4	(6.3)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26.5)	303.0
Cash, cash equivalents, and restricted cash at beginning of period	138.6	96.6
Cash, cash equivalents, and restricted cash at end of period	$112.1	$399.6
Reconciliation of cash flow information:
Cash and cash equivalents	$111.9	$399.2
Restricted cash included in other current assets	0.2	0.4
Total cash, cash equivalents, and restricted cash	$112.1	$399.6
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. Effective February 1, 2023, the Company transitioned its credit agreements from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company adopted this guidance prospectively on February 1, 2023, and it did not have a material impact on the Consolidated Condensed Financial Statements.

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
On November 1, 2022, CooperVision completed the acquisition of a privately-held U.S.-based company that provides a broad portfolio of technologically advanced contact lens products, including scleral and hybrid lenses. The purchase price of the acquisition was $33.0 million. Based upon preliminary valuations, assets acquired primarily comprised $12.6 million of customer

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
relationship related intangibles, $7.6 million of technology, and $13.1 million of goodwill. The goodwill is not deductible for tax purposes. The purchase price allocation is preliminary, and the Company is in the process of finalizing information primarily related to the effect on taxes and the corresponding impact on goodwill.

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

During the three months ended April 30, 2023, CooperSurgical determined that the fulfillment of certain closing conditions related to regulatory approvals was no longer probable and accrued $45.0 million in expenses associated with the probable payment in August 2023 of a termination fee under the asset purchase agreement. The termination fee is recorded in "selling, general and administrative expense" on the Consolidated Condensed Statements of Income and Comprehensive Income.

Joint Venture

On January 19, 2021, CooperVision acquired all of the remaining equity interests of SightGlass Vision, Inc. (SGV), a privately-held medical device company that developed spectacle lenses for myopia management. The transaction included potential payments of future consideration that were contingent upon the achievement of the regulatory approval milestone (the regulatory approval payment) and the acquired business reaching certain revenue thresholds over a specified period (the revenue payments). The undiscounted range of the contingent consideration was zero to $139.1 million payable to the other former equity interest owners.

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
During the six months ended April 30, 2023, CooperVision determined that approval would not be achieved within the timeline set forth in the contractual terms of the regulatory approval payment and released the remaining $31.8 million contingent consideration liability.

Additional information regarding the joint venture is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

Note 3. Inventories

(In millions)	April 30, 2023	October 31, 2022
Raw materials	$206.4	$173.7
Work-in-process	17.6	15.2
Finished goods	475.0	439.8
Total inventories	$699.0	$628.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4. Intangible Assets

Intangible assets consisted of the following:

	April 30, 2023		October 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,107.5	$317.9	$1,092.7	$287.0	19
Composite intangible asset	1,061.9	389.4	1,061.9	354.0	15
Technology	513.3	336.6	504.1	317.5	12
Trademarks	210.4	69.9	209.6	62.4	15
License and distribution rights and other	50.7	25.8	50.7	23.8	10
	2,943.8	$1,139.6	2,919.0	$1,044.7	16
Less: accumulated amortization and translation	1,139.6		1,044.7
Intangible assets with definite lives, net	1,804.2		1,874.3
Intangible assets with indefinite lives, net (1)	10.8		10.8
Total other intangibles, net	$1,815.0		$1,885.1
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of April 30, 2023, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2023	$92.5
2024	181.2
2025	171.3
2026	163.7
2027	148.8
Thereafter	1,046.7
Total remaining amortization for intangible assets with definite lives	$1,804.2
There was no impairment of intangible assets recorded in the six months ended April 30, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Financing Arrangements

The Company had outstanding debt as follows:

(In millions)	April 30, 2023	October 31, 2022
Overdraft and other credit facilities	$58.3	$57.7
Term loans	—	338.0
Short-term debt, excluding financing leases	58.3	395.7
Financing lease liabilities	16.2	16.9
Short-term debt	$74.5	$412.6

Revolving credit	$215.0	$—
Term loans	2,350.0	2,350.0
Other	0.1	0.2
Less: unamortized debt issuance cost	(2.7)	(3.1)
Long-term debt, excluding financing leases	2,562.4	2,347.1
Financing lease liabilities	3.3	3.7
Long-term debt	$2,565.7	$2,350.8
Total debt	$2,640.2	$2,763.4

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which was filed with the Securities and Exchange Commission on December 9, 2022. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of April 30, 2023, the Company was in compliance with all debt covenants. On February 1, 2023, the Company amended its credit agreements to transition the interest rates applicable to the loans denominated in U.S. Dollars from LIBOR to SOFR, as defined in the credit agreements.

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

On April 30, 2023, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility and the weighted average interest rate was 5.91%.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
On April 30, 2023, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $215.0 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility and the 2020 Revolving Credit Facility was 5.90% at April 30, 2023.

Note 6. Income Taxes

The effective tax rates for the three months ended April 30, 2023, and April 30, 2022, were 39.3% and 22.7%, respectively. The effective tax rates for the six months ended April 30, 2023, and April 30, 2022, were 33.7% and 22.3%, respectively. The increases were primarily due to changes in the geographic composition of pre-tax earnings, an increase in the UK statutory tax rate from 19% to 25%, and capitalization of research and experimental expenditures for fiscal 2023 as required by the 2017 Tax Cuts and Jobs Act.

Note 7. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2023	2022	2023	2022
Net income	$39.8	$126.6	$124.4	$221.8
Basic:
Weighted average common shares	49.5	49.3	49.4	49.4
Basic earnings per share	$0.80	$2.57	$2.52	$4.49
Diluted:
Weighted average common shares	49.5	49.3	49.4	49.4
Effect of dilutive stock plans	0.3	0.4	0.3	0.4
Diluted weighted average common shares	49.8	49.7	49.7	49.8
Diluted earnings per share	$0.80	$2.55	$2.50	$4.45
The following table sets forth stock options to purchase our common stock that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2023	2022	2023	2022
Stock option shares excluded	313	224	313	224
Exercise prices	$300.12 - $406.17	$345.74 - $406.17	$300.12 - $406.17	$345.74 - $406.17
Restricted stock units excluded	62	12	67	11

Note 8. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2022. Compensation expense and the related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Selling, general and administrative expense	$13.4	$11.3	$27.8	$22.8
Cost of sales	0.9	1.0	2.0	2.3
Research and development expense	0.8	0.7	1.6	1.5
Total share-based compensation expense	$15.1	$13.0	$31.4	$26.6
Related income tax benefit	$1.6	$1.1	$3.3	$2.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
2023 Long-Term Incentive Plan (2023 Plan)
In March 2023, we received stockholder approval of the 2023 Plan, which replaces the 2007 Long-Term Incentive Plan (2007 Plan). The 2023 Plan authorizes either our Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals up to 1,365,000 shares in the form of specified equity awards including stock options, restricted stock units (RSUs) and performance share units (PSUs), subject to adjustment for future stock splits, stock dividends, expirations, forfeitures, and similar events. In addition, the 2023 Plan includes any shares which were available for issuance under the 2007 Plan at the time of stockholder approval of this plan. The 2023 Plan provides for awards of stock options, RSUs and PSUs on substantially the same terms as the 2007 Plan, described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
As of April 30, 2023, 1,371,164 shares remained available under the 2023 Plan for future grants. The amount of available shares includes shares which may be distributed under performance shares.

Note 9. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2021	$(320.3)	$(34.1)	$13.1	$(341.3)
Gross change in value	(145.9)	—	69.6	(76.3)
Tax effect	—	—	(16.9)	(16.9)
Balance at April 30, 2022	$(466.2)	$(34.1)	$65.8	$(434.5)

Balance at October 31, 2022	$(555.0)	$(6.2)	$94.4	$(466.8)
Gross change in value	69.5	—	(35.0)	34.5
Tax effect	—	—	8.5	8.5
Balance at April 30, 2023	$(485.5)	$(6.2)	$67.9	$(423.8)
Share Repurchases
In December 2011, the Company's Board of Directors authorized the 2012 Share Repurchase Program (2012 Program) and through subsequent amendments, the most recent being in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. As of April 30, 2023, $256.4 million remains authorized for repurchase under the 2012 Program.
During the three and six months ended April 30, 2023, there were no share repurchases under the 2012 Program.
During the three months ended April 30, 2022, there were no share repurchases under the 2012 Program. During the six months ended April 30, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share.
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

Note 11. Business Segment Information
The following tables present revenue and other financial information by reportable segment:
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2023	2022	2023	2022
CooperVision net sales by category:
Toric lens	$206.3	$185.6	$396.1	$367.8
Multifocal lens	74.1	66.4	145.9	132.2
Single-use sphere lens	165.4	161.1	333.7	328.1
Non single-use sphere, other	143.5	140.7	294.9	287.1
Total CooperVision net sales	$589.3	$553.8	$1,170.6	$1,115.2
CooperSurgical net sales by category:
Office and surgical	$163.0	$161.6	$328.2	$290.5
Fertility	125.1	114.4	237.1	211.2
CooperSurgical net sales	288.1	276.0	565.3	501.7
Total net sales	$877.4	$829.8	$1,735.9	$1,616.9
Operating income (loss):
CooperVision	$137.9	$135.4	$298.0	$262.8
CooperSurgical	(24.3)	10.9	(18.5)	26.6
Corporate	(17.3)	(13.6)	(33.7)	(25.8)
Total operating income	96.3	132.7	245.8	263.6
Interest expense	26.1	10.8	52.2	17.4
Other expense, net	4.6	(41.8)	5.9	(39.4)
Income before income taxes	$65.6	$163.7	$187.7	$285.6

(In millions)	April 30, 2023	October 31, 2022
Total identifiable assets:
CooperVision	$6,970.9	$6,778.9
CooperSurgical	4,337.0	4,407.8
Corporate	231.6	305.6
Total	$11,539.5	$11,492.3

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Net sales to unaffiliated customers by country of domicile:
United States	$443.1	$418.9	$877.9	$784.2
Europe	249.5	243.2	497.7	493.5
Rest of world	184.8	167.7	360.3	339.2
Total	$877.4	$829.8	$1,735.9	$1,616.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	April 30, 2023	October 31, 2022
Net property, plant and equipment by country of domicile:
United States	$893.7	$856.1
Europe	329.7	310.8
Rest of world	266.4	266.0
Total	$1,489.8	$1,432.9

Note 12. Financial Derivatives and Hedging

As of April 30, 2023, the Company has six interest rate swap contracts that have a total notional amount of $1.3 billion and remaining maturities of four years or less. The Company did not have any cross-currency swaps or foreign currency forward contracts as of April 30, 2023.

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
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income and Comprehensive Income:

Periods Ended April 30,		Three Months		Six Months
(In millions)		2023	2022	2023	2022
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest (income) expense	$(9.9)	$1.4	$(18.2)	$3.3
The Company expects that $41.1 million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Statements of Income and Comprehensive Income over the next twelve months and the amount will vary depending on prevailing interest rates.

The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2023	2022	2023	2022
Beginning balance gain	$96.7	$34.8	$124.5	$17.2
Amount recognized in accumulated other comprehensive loss on interest rate swap contracts, gross	2.7	50.6	(16.8)	66.3
Amount reclassified from accumulated other comprehensive loss into earnings, gross	(9.9)	1.4	(18.2)	3.3
Ending balance gain	$89.5	$86.8	$89.5	$86.8

The amount recognized in other comprehensive income on interest rate swap contracts was $2.0 million and $(12.7) million, net of tax, for the three and six months ended April 30, 2023, respectively, and $38.3 million and $50.2 million, net of tax, for the three and six months ended April 30, 2022, respectively.

The amount reclassified from other comprehensive income into earnings was $(7.5) million and $(13.8) million, net of tax, for the three and six months ended April 30, 2023, respectively, and $1.0 million and $2.5 million, net of tax, for the three and six months ended April 30, 2022, respectively.

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
•Risks related to environmental laws and requirements applicable to our facilities and products, including evolving regulations regarding the use of hazardous substances or chemicals in our products.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the second quarter of fiscal 2023 ended April 30, 2023, and compare them with the same period of fiscal 2022. We also discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal, and toric multifocal contact lenses offered in a variety of materials including those using silicone hydrogel Aquaform® technology and PC Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care contact lens markets with myopia management contact lenses using its ActivControl® technology and with products such as orthokeratology (ortho-k) and scleral lenses. CooperVision has U.S. Food and Drug Administration (FDA) approval for its MiSight® 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12 . Further, CooperVision has Chinese National Medical Products Administration (NMPA) approval for its MiSight® 1 day lens for use in China. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
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

CooperSurgical - Our CooperSurgical business competes in the general health care market with a commitment to advancing the health of women, babies and families through its diversified portfolio of products and services, including medical devices, fertility, genomics, diagnostics, cryogenic storage, contraception and healthcare technology services (such as cord blood and cord tissue storage and genomic testing). CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model.
Competitive factors in the segments in which CooperSurgical competes include technological and scientific advances, product quality and availability, price and customer service (including response time and effective communication of product information to physicians, consumers, fertility clinics and hospitals).
We rely on trademarks to establish a market identity for our products. Trademarks registered or used by us in the United States and other countries include, but are not limited to, the following:

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
Net Sales

Net Sales Q2
$ (Millions)
$553.8
$589.3
$276.0
$288.1
$829.8
$877.4
CooperVision
CooperSurgical
Consolidated
2022
2023

Net Sales YTD Q2
$ (Millions)
$1,115.2
$1,170.6
$501.7
$565.3
$1,616.9
$1,735.9
CooperVision
CooperSurgical
Consolidated
2022
2023

CooperVision Net Sales
The contact lens market has two major product categories:
•Spherical lenses, including lenses that correct near- and farsightedness uncomplicated by more complex visual defects; and
•Toric and multifocal lenses, including lenses that, in addition to correcting near- and farsightedness, address more complex visual defects such as astigmatism and presbyopia by adding optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.
CooperVision Net Sales by Category
Single-use spheres – This includes Biomedics 1 day, clariti 1 day, MyDay, MiSight and Proclear 1 day
Toric – This includes Avaira Vitality toric, Biomedics toric, Biofinity toric, clariti 1 day toric, MyDay toric and Proclear toric

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Multifocal – This includes Biofinity multifocal, Biofinity toric multifocal, clariti 1 day multifocal, MyDay multifocal and Proclear 1 day multifocal
Non single-use sphere, other – This includes our frequent replacement product (FRP) lens portfolio (Avaira Vitality spheres, Biofinity spheres, Biofinity Energys, Biomedics, Proclear spheres, clariti spheres), specialty lenses (ortho-k, scleral and custom lenses) and other.

Three Months Ended April 30,			2023 vs 2022 % Change
($ in millions)	2023	2022
Toric	$206.3	$185.6	11%
Multifocal	74.1	66.4	12%
Single-use spheres	165.4	161.1	3%
Non single-use sphere, other	143.5	140.7	2%
	$589.3	$553.8	6%

Six Months Ended April 30,			2023 vs 2022 % Change
($ in millions)	2023	2022
Toric	$396.1	$367.8	8%
Multifocal	145.9	132.2	10%
Single-use spheres	333.7	328.1	2%
Non single-use sphere, other	294.9	287.1	3%
	$1,170.6	$1,115.2	5%
In the three and six months ended April 30, 2023, the growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations, which approximated $21.2 million and $64.6 million, respectively.
•Toric and multifocal lenses grew primarily through the success of MyDay and Biofinity.
•Single-use sphere lenses grew primarily through MyDay and MiSight lenses.
•Non single-use sphere lenses grew primarily through specialty lenses.
•"Other" products represented approximately 1% of net sales in the three and six months ended April 30, 2023, and April 30, 2022.
•Total silicone hydrogel products increased by 9% and 11% in the three and six months ended April 30, 2023.
CooperVision Net Sales by Geography

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2023	2022	2023 vs 2022 % Change	2023	2022	2023 vs 2022 % Change
Americas	$243.3	$223.5	9%	$484.8	$438.9	10%
EMEA	210.0	205.9	2%	424.4	419.4	1%
Asia Pacific	136.0	124.4	9%	261.4	256.9	2%
	$589.3	$553.8	6%	$1,170.6	$1,115.2	5%

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
Office/Surgical – This includes Endosee endometrial imaging products, Fetal Pillow® cephalic elevation devices for use in Cesarean sections, illuminated speculum products, Lone Star retractor systems, loop electrosurgical excision procedure (LEEP) products, Mara water ablation systems, newborn stem cell storage, Paragard contraceptive IUDs, point-of-care products and uterine positioning products.
Fertility – Our significant fertility products and services include cryostorage, donor gamete services, fertility consumables and equipment and genomic services (including preimplantation genetic testing).

Three Months Ended April 30,			2023 vs 2022 % Change
($ in millions)	2023	2022
Office and surgical	$163.0	$161.6	1%
Fertility	125.1	114.4	9%
	$288.1	$276.0	4%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,			2023 vs 2022 % Change
($ in millions)	2023	2022
Office and surgical	$328.2	$290.5	13%
Fertility	237.1	211.2	12%
	$565.3	$501.7	13%
In the three months ended April 30, 2023, office and surgical net sales increased primarily due to increase in sales from products such as Uterine Manipulators, Point-of-Care, Surgical Retractors and Fetal Pillow, partially offset by decrease in Paragard sales. Fertility net sales increased compared to the prior year mainly due to an increase in revenue from fertility equipment sales, preimplantation genetic testing and Embryo Options.
In the six months ended April 30, 2023, the net sales increase in both categories was primarily due to the addition of Generate Life Sciences (Generate) on December 17, 2021.
The above growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations, which approximated $3.8 million and $11.6 million for the three and six months ended April 30, 2023, respectively.
Gross Margin

Consolidated gross margin increased in the three and six months ended April 30, 2023, to 66% compared to 64% and 65% in the three and six months ended April 30, 2022, primarily driven by a more favorable product mix.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Selling, General and Administrative Expense (SGA)

Three Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$221.8	38%	$188.9	34%	17%
CooperSurgical	168.4	58%	119.9	43%	40%
Corporate	17.3	—	13.6	—	27%
	$407.5	46%	$322.4	39%	26%

Six Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$409.1	35%	$399.7	36%	2%
CooperSurgical	295.6	52%	216.0	43%	37%
Corporate	33.7	—	25.8	—	30%
	$738.4	43%	$641.5	40%	15%

CooperVision's SGA increased in the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, primarily due to increases in distribution costs, general and administrative costs and selling and marketing activities. The increase in the six months ended April 30, 2023, was partially offset by $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone.
CooperSurgical's SGA increased in the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, primarily due to an accrual of $45.0 million associated with the probable payment in August 2023 of a termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business and support for increased sales. See Note 2. Acquisitions and Joint Venture of the Consolidated Condensed Financial Statements for additional information on the probable payment of the termination fee. The increase in the six months ended April 30, 2023, was due to the addition of Generate SGA and acquisition and integration expenses.
Corporate SGA increased in the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, primarily due to share-based compensation related expenses.
Research and Development Expense (R&D)

Three Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$16.9	3%	$14.4	3%	17%
CooperSurgical	15.7	5%	11.9	4%	34%
	$32.6	4%	$26.3	3%	24%

Six Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$33.6	3%	$30.6	3%	10%
CooperSurgical	30.6	5%	21.8	4%	40%
	$64.2	4%	$52.4	3%	22%
CooperVision's R&D expense for the three and six months ended April 30, 2023, increased compared to the three and six months ended April 30, 2022, primarily due to myopia management programs and the timing of R&D projects. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
CooperSurgical's R&D expense increased in the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, mainly due to European Medical Device Regulation costs. CooperSurgical's R&D activities are focused on

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.
Amortization Expense

Three Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$8.3	1%	$8.0	1%	4%
CooperSurgical	38.2	13%	43.1	16%	(11)%
	$46.5	5%	$51.1	6%	(9)%

Six Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$16.7	1%	$16.2	1%	3%
CooperSurgical	76.3	14%	77.2	15%	(1)%
	$93.0	5%	$93.4	6%	—%
CooperVision's amortization expense for the three and six months ended April 30, 2023, remained relatively flat year over year. CooperSurgical's amortization expense decreased in the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, primarily due to certain intangible assets becoming fully amortized.
Operating Income

Three Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$137.9	23%	$135.4	24%	2%
CooperSurgical	(24.3)	(8)%	10.9	4%	(323)%
Corporate	(17.3)	—	(13.6)	—	27%
	$96.3	11%	$132.7	16%	(27)%

Six Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$298.0	25%	$262.8	24%	13%
CooperSurgical	(18.5)	(3)%	26.6	5%	(170)%
Corporate	(33.7)	—	(25.8)	—	30%
	$245.8	14%	$263.6	16%	(7)%

CooperVision's operating income increased in the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, primarily due to an increase in net sales partially offset by net changes in operating expenses.

CooperSurgical's operating income decreased in the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, primarily due to an increase in SGA, partially offset by an increase in net sales.

Corporate operating loss increased in the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, primarily due to higher share-based compensation expense.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
Interest expense	$26.1	3%	$10.8	1%	141%

Six Months Ended April 30,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
Interest expense	$52.2	3%	$17.4	1%	200%
Interest expense increased during the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, primarily due to higher interest rates.
Other Expense (Income), Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2023	2022	2023	2022
Investment gain	$—	$(48.4)	$—	(48.4)
Foreign exchange (gain) loss	2.8	7.0	1.8	$10.3
Other expense (income), net	1.8	(0.4)	4.1	(1.3)
	$4.6	$(41.8)	$5.9	$(39.4)
Investment gain during the three and six months ended April 30, 2022, primarily consisted of a gain on remeasurement of the fair value of retained equity investment in SightGlass Vision, Inc. (SGV) as a result of deconsolidation. Foreign exchange loss is primarily associated with the weakening of the US dollar against foreign currencies and the effect on intercompany receivables.

Other expense (income), net increased in the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, primarily due to loss on minority investments, partially offset by defined benefit plan related income.
Provision for Income Taxes

The effective tax rates for the three months ended April 30, 2023, and April 30, 2022, were 39.3% and 22.7%, respectively. The effective tax rates for the six months ended April 30, 2023, and April 30, 2022, were 33.7% and 22.3%, respectively. The increases were primarily due to changes in the geographic composition of pre-tax earnings, an increase in the UK statutory tax rate from 19% to 25%, and capitalization of research and experimental expenditures for fiscal 2023 as required by the 2017 Tax Cuts and Jobs Act.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity

Working capital on April 30, 2023, and October 31, 2022, was $650.2 million and $253.4 million, respectively. The increase in working capital was primarily due to repayment of the 364-day term loan during the first six months of fiscal 2023. See Note 5. Financing Arrangements for further information.

Cash Flow

($ in millions)	April 30, 2023	April 30, 2022
Operating activities	$290.8	$297.8
Investing activities	(195.3)	(1,685.0)
Financing activities	(124.4)	1,696.5
Effect of exchange rate changes on cash, cash equivalents, restricted cash	2.4	(6.3)
Net (decrease) increase in cash, cash equivalents, restricted cash	$(26.5)	$303.0
Operating Cash Flow
Cash provided by operating activities in the first six months of fiscal 2023 decreased compared to the first six months of fiscal 2022, primarily due to the net changes in other non-cash items and operating capital, offset by the $40.7 million settlement of contingent consideration which took place in the first six months of fiscal 2022.
Investing Cash Flow

Cash used in investing activities in the first six months of fiscal 2023 was lower than cash used in the first six months of fiscal 2022, primarily attributable to $1.6 billion cash paid, net of cash acquired, for the Generate acquisition in the first six months of fiscal 2022. The decrease in cash used for acquisitions was partially offset by an increase in purchases of property, plant and equipment.
Financing Cash Flow
Cash used in financing activities in the first six months of fiscal 2023 was primarily due to repayments of $338.0 million on the 2021 364-day term loan, partially offset by $215.0 million of funds drawn on the 2020 revolving credit.
Cash provided by financing activities in the first six months of fiscal 2022 was primarily due to funds received from the 2021 term loan facility ($1.5 billion) and the 2021 364-day term loan facility ($840.0 million), partially offset by $549.0 million repayments of the 2021 revolving credit and $78.5 million repurchases of common stock.
Refer to Note 5. Financing Arrangements for further information.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of April 30, 2023:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date

Revolving Credit:
2020 Revolving Credit	$1,290.0	$215.0	$1.4	$1,073.6	April 1, 2025
Term loan:
2020 Term Loan	850.0	850.0	n/a	—	April 1, 2025
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,640.0	$2,565.0	$1.4	$1,073.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
As of April 30, 2023, the Company was in compliance with all debt covenants. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for additional information.
Considering recent market conditions and the COVID-19 pandemic crisis, we have re-evaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flow from operating activities and cash available under our 2020 Credit Agreement will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the Consolidated Condensed Financial Statements included in this quarterly report. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds could be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

Share Repurchase
In December 2011, our Board of Directors authorized the 2012 Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. Purchases under the 2012 Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. As of April 30, 2023, $256.4 million remains authorized for repurchase under the 2012 Program.
During the six months ended April 30, 2023, there were no share repurchases under the 2012 Program. During the six months ended April 30, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share.
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
Estimates and Critical Accounting Policies

Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis in our Form 10-K for the fiscal year ended October 31, 2022. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2022.
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
Foreign Currency Exchange Risk
We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Most of our operations outside the United States have their local currency as their functional currency. We are exposed to risks caused by changes in foreign exchange, principally our British pound sterling, euro and Japanese yen denominated debt and receivables denominated in currencies other than the United States dollar, and from operations in other foreign currencies. We did not have any cross-currency swaps or foreign currency forward contracts as of April 30, 2023.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR (and, previously, LIBOR). As of April 30, 2023, we had outstanding debt for an aggregate carrying amount of $2.6 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk. Effective February 1, 2023, the base interest rate on our credit agreements was converted from LIBOR to SOFR.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would have increased or decreased by approximately $4.0 million based on average debt outstanding, after consideration of our interest rate swap contracts, during the second quarter of fiscal 2023. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for additional information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our second quarter of fiscal 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The share repurchase program was approved by the Company’s Board of Directors in December 2011 (2012 Program). The program as amended in December 2012, December 2013 and March 2017 provides authorization to repurchase up to a total of $1.0 billion of the Company’s common stock. As of April 30, 2023, $256.4 million remains authorized for repurchase under the 2012 Program.
During the three and six months ended April 30, 2023, there were no share repurchases under the 2012 Program.
During the three months ended April 30, 2022, there were no share repurchases under the 2012 Program. During the six months ended April 30, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Description

10.1	The Cooper Companies, Inc. 2023 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on January 30, 2023

10.2	Form of Stock Option Agreement for the 2023 Long-Term Incentive Plan

10.3	Form of Restricted Stock Unit Agreement for the 2023 Long-Term Incentive Plan

10.4	Form of Performance Stock Unit Agreement for the 2023 Long-Term Incentive Plan

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months period ended April 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 2, 2023	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: June 2, 2023	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)