Form 10-Q
period 2023-07-31
COOPER COMPANIES, INC.
filed 2023-08-31
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On August 25, 2023, 49,524,149 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Periods Ended July 31,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2023	2022	2023	2022
Net sales	$930.2	$843.4	$2,666.1	$2,460.3
Cost of sales	320.2	291.3	914.7	857.3
Gross profit	610.0	552.1	1,751.4	1,603.0
Selling, general and administrative expense	375.2	342.7	1,113.6	984.2
Research and development expense	36.5	28.7	100.7	81.2
Amortization of intangibles	46.7	40.1	139.7	133.5
Operating income	151.6	140.6	397.4	404.1
Interest expense	26.8	17.1	79.0	34.5
Other expense (income), net	6.0	6.2	11.9	(33.3)
Income before income taxes	118.8	117.3	306.5	402.9
Provision for income taxes (Note 6)	33.5	18.9	96.8	82.7
Net income	$85.3	$98.4	$209.7	$320.2
Earnings per share (Note 7):
Basic	$1.72	$1.99	$4.24	$6.49
Diluted	$1.71	$1.98	$4.21	$6.44
Number of shares used to compute earnings per share:
Basic	49.5	49.3	49.5	49.3
Diluted	49.9	49.6	49.8	49.7
Other comprehensive income, net of tax:
Cash flow hedges	$14.6	$(10.5)	$(11.9)	$42.1
Foreign currency translation adjustment	34.4	(32.3)	103.9	(178.1)
Comprehensive income	$134.3	$55.6	$301.7	$184.2

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	July 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$117.3	$138.2
Trade accounts receivable, net of allowance for credit losses of $27.6 at July 31, 2023, and $20.7 at October 31, 2022	629.9	557.8
Inventories (Note 3)	723.6	628.7
Prepaid expense and other current assets	240.2	208.9
Total current assets	1,711.0	1,533.6
Property, plant and equipment, net	1,535.0	1,432.9
Goodwill	3,683.1	3,609.7
Other intangibles, net (Note 4)	1,770.6	1,885.1
Deferred tax assets	2,369.4	2,443.1
Other assets	628.2	587.9
Total assets	$11,697.3	$11,492.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$79.6	$412.6
Accounts payable	226.7	248.8
Employee compensation and benefits	154.6	152.1
Deferred revenue	122.8	93.6
Other current liabilities	409.9	373.1
Total current liabilities	993.6	1,280.2
Long-term debt (Note 5)	2,514.7	2,350.8
Deferred tax liabilities	137.6	149.9
Long-term tax payable	90.5	113.2
Deferred revenue	185.5	198.3
Accrued pension liability and other	246.9	225.2
Total liabilities	$4,168.8	$4,317.6
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $10 cents par value, 120.0 shares authorized, 53.9 issued and 49.5 outstanding at July 31, 2023, and 53.8 issued and 49.3 outstanding at October 31, 2022	5.4	5.4
Additional paid-in capital	1,817.4	1,765.5
Accumulated other comprehensive loss	(374.8)	(466.8)
Retained earnings	6,791.6	6,584.9
Treasury stock at cost: 4.4 shares at July 31, 2023, and 4.5 shares at October 31, 2022	(711.3)	(714.5)
Total Cooper stockholders’ equity	7,528.3	7,174.5
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	7,528.5	7,174.7
Total liabilities and stockholders’ equity	$11,697.3	$11,492.3

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2021	49.3	$5.0	4.4	$0.4	$1,715.2	$(341.3)	$6,202.1	$(639.6)	$0.2	$6,942.0
Net income	—	—	—	—	—	—	95.3	—	—	95.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	(35.9)	—	—	—	(35.9)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	—	—	(8.8)	—	—	0.7	—	(8.1)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	12.8	—	—	—	—	12.8
Stock repurchase	(0.2)	—	0.2	—	—	—	—	(78.5)	—	(78.5)
Balance at January 31, 2022	49.2	$5.0	4.6	$0.4	$1,719.2	$(377.2)	$6,295.9	$(717.4)	$0.2	$6,926.1
Net income	—	—	—	—	—	—	126.6	—	—	126.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	(57.3)	—	—	—	(57.3)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	—	—	4.9	—	—	0.8	—	5.7
Share-based compensation expense	—	—	—	—	12.7	—	—	—	—	12.7
Balance at April 30, 2022	49.3	$5.0	4.6	$0.4	$1,736.8	$(434.5)	$6,422.5	$(716.6)	$0.2	$7,013.8
Net Income	—	—	—	—	—	—	98.4	—	—	98.4
Other comprehensive income (loss), net of tax	—	—	—	—	—	(42.8)	—	—	—	(42.8)
Issuance of common stock for stock plans, net and employee stock purchase plan	—	—	—	—	0.8	—	—	1.0	—	1.8
Dividends on common stock (0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	13.4	—	—	—	—	13.4
Balance at July 31, 2022	49.3	$5.0	4.6	$0.4	$1,751.0	$(477.3)	$6,519.4	$(715.6)	$0.2	$7,083.1

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2022	49.3	$5.0	4.5	$0.4	$1,765.5	$(466.8)	$6,584.9	$(714.5)	$0.2	$7,174.7
Net income	—	—	—	—	—	—	84.6	—	—	84.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	63.0	—	—	—	63.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	—	—	(2.5)	—	—	1.2	—	(1.3)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	16.2	—	—	—	—	16.2
Balance at January 31, 2023	49.4	$5.0	4.5	$0.4	$1,779.2	$(403.8)	$6,668.0	$(713.3)	$0.2	$7,335.7
Net income	—	—	—	—	—	—	39.8	—	—	39.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(20.0)	—	—	—	(20.0)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	(0.1)	—	6.8	—	—	1.0	—	7.8
Share-based compensation expense	—	—	—	—	14.7	—	—	—	—	14.7
Balance at April 30, 2023	49.5	$5.0	4.4	$0.4	$1,800.7	$(423.8)	$6,707.8	$(712.3)	$0.2	$7,378.0
Net income	—	—	—	—	—	—	85.3	—	—	85.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	49.0	—	—	—	49.0
Issuance of common stock for stock plans, net and employee stock purchase plan	—	—	—	—	1.5	—	—	1.0	—	2.5
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	15.2	—	—	—	—	15.2
Balance at July 31, 2023	49.5	$5.0	4.4	$0.4	$1,817.4	$(374.8)	$6,791.6	$(711.3)	$0.2	$7,528.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In millions, unaudited)

	2023	2022
Cash flows from operating activities:
Net income	$209.7	$320.2
Depreciation and amortization	275.0	257.1
Settlement of contingent consideration	—	(40.7)
Change in fair value of contingent consideration	(31.8)	(10.7)
Accrual for acquisition termination fee	45.0	—
Net changes in operating capital	(188.8)	(8.7)
Other non-cash items	124.2	44.5
Net cash provided by operating activities	433.3	561.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(247.5)	(147.1)
Acquisitions of businesses and assets, net of cash acquired, and other	(40.7)	(1,636.5)
Proceeds from sale of interest in a subsidiary	—	52.1
Net cash used in investing activities	(288.2)	(1,731.5)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,652.0	1,499.5
Repayments of long-term debt	(1,490.4)	(549.6)
Net (repayments of) proceeds from short-term debt	(335.5)	462.7
Net proceeds (payments) related to share-based compensation awards	2.2	(8.0)
Dividends on common stock	(1.5)	(1.5)
Repurchase of common stock	—	(78.5)
Issuance of common stock for employee stock purchase plan	5.8	5.4
Settlement of contingent consideration	—	(2.2)
Net cash (used in) provided by financing activities	(167.4)	1,327.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.2	(8.0)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(21.1)	150.0
Cash, cash equivalents, and restricted cash at beginning of period	138.6	96.6
Cash, cash equivalents, and restricted cash at end of period	$117.5	$246.6
Reconciliation of cash flow information:
Cash and cash equivalents	$117.3	$246.3
Restricted cash included in other current assets	0.2	0.3
Total cash, cash equivalents, and restricted cash	$117.5	$246.6
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

On November 1, 2022, CooperVision completed the acquisition of a privately-held U.S.-based company that provides a broad portfolio of technologically advanced contact lens products, including scleral and hybrid lenses. The purchase price of the acquisition was $33.0 million. Based upon preliminary valuations, assets acquired primarily comprised $12.6 million of customer relationship related intangibles, $7.6 million of technology, $5.1 million of net assets and $7.7 million of goodwill. The goodwill is not deductible for tax purposes. The purchase price allocation is preliminary, and the Company is in the process of finalizing information primarily related to the effect on taxes and the corresponding impact on goodwill.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

On April 6, 2022, CooperSurgical entered into an asset purchase agreement to acquire Cook Medical's Reproductive Health business, a manufacturer of minimally invasive medical devices focused on the fertility, obstetrics and gynecology markets. The aggregate consideration payable under the agreement was $875.0 million in cash, with $675.0 million payable at the closing and the remaining $200.0 million payable in $50.0 million installments following each of the first, second, third and fourth anniversaries of the closing. During the second quarter of fiscal 2023, CooperSurgical determined that the fulfillment of certain closing conditions related to regulatory approvals was no longer probable and accrued $45.0 million in expenses for a termination fee under the asset purchase agreement. The termination fee is recorded in "selling, general and administrative expense" on the Consolidated Condensed Statements of Income and Comprehensive Income and was paid on August 9, 2023.

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

In March 2022, the entities amended the terms of the contingent consideration, which resulted in CooperVision paying $42.9 million to the former equity interest owners in exchange for the elimination of the revenue payments to such former equity interest owners. CooperVision recognized a net gain of $12.2 million during fiscal 2022.

Further, CooperVision and Essilor International SAS (Essilor) executed a Contribution Agreement and a Stock Purchase Agreement (the “Agreements”) in March 2022. Essilor paid CooperVision $52.1 million in exchange for a 50% interest in SGV and their proportionate share of the revenue payments. As part of the Agreements, each party contributed their interest in SGV and $10 million in cash to form a new joint venture. CooperVision then remeasured the fair value of its retained equity investment in the joint venture at $90.0 million which resulted in a $56.9 million gain in Other (income) expense on deconsolidation of SGV in fiscal 2022.

During the nine months ended July 31, 2023, CooperVision determined that approval would not be achieved within the timeline set forth in the contractual terms of the regulatory approval payment and released the remaining $31.8 million contingent consideration liability.

Further information regarding the joint venture is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

Note 3. Inventories

(In millions)	July 31, 2023	October 31, 2022
Raw materials	$212.2	$173.7
Work-in-process	21.4	15.2
Finished goods	490.0	439.8
Total inventories	$723.6	$628.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4. Intangible Assets

Intangible assets consisted of the following:

	July 31, 2023		October 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,107.3	$332.0	$1,092.7	$287.0	19
Composite intangible asset	1,061.9	407.1	1,061.9	354.0	15
Technology	495.9	328.1	504.1	317.5	12
Trademarks	210.8	73.9	209.6	62.4	15
License and distribution rights and other	51.6	25.2	50.7	23.8	11
	2,927.5	$1,166.3	2,919.0	$1,044.7	16
Less: accumulated amortization and translation	1,166.3		1,044.7
Intangible assets with definite lives, net	1,761.2		1,874.3
Intangible assets with indefinite lives, net (1)	9.4		10.8
Total other intangibles, net	$1,770.6		$1,885.1
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of July 31, 2023, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2023	$46.6
2024	181.3
2025	171.4
2026	163.8
2027	148.9
Thereafter	1,049.2
Total remaining amortization for intangible assets with definite lives	$1,761.2
The Company performed its annual impairment assessment in the third quarter of fiscal 2023 and there was no impairment of goodwill or intangible assets recorded in the nine months ended July 31, 2023. Further information regarding our annual impairment assessment is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 5. Financing Arrangements

The Company had outstanding debt as follows:

(In millions)	July 31, 2023	October 31, 2022
Overdraft and other credit facilities	$63.3	$57.7
Term loans	—	338.0
Short-term debt, excluding financing leases	63.3	395.7
Financing lease liabilities	16.3	16.9
Short-term debt	$79.6	$412.6

Revolving credit	$163.5	$—
Term loans	2,350.0	2,350.0
Other	0.1	0.2
Less: unamortized debt issuance cost	(2.5)	(3.1)
Long-term debt, excluding financing leases	2,511.1	2,347.1
Financing lease liabilities	3.6	3.7
Long-term debt	$2,514.7	$2,350.8
Total debt	$2,594.3	$2,763.4

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, which was filed with the Securities and Exchange Commission on December 9, 2022. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of July 31, 2023, the Company was in compliance with all debt covenants. On February 1, 2023, the Company amended its credit agreements to transition the interest rates applicable to the loans denominated in U.S. Dollars from LIBOR to SOFR, as defined in the credit agreements.

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

On July 31, 2023, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility and the weighted average interest rate was 6.21%.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
On July 31, 2023, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $163.5 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility and the weighted average interest rate on the 2020 Revolving Credit Facility was 6.21% at July 31, 2023.

Note 6. Income Taxes

The effective tax rates for the three months ended July 31, 2023, and July 31, 2022, were 28.2% and 16.1%, respectively. The effective tax rates for the nine months ended July 31, 2023, and July 31, 2022, were 31.6% and 20.5%, respectively. The increases were primarily due to changes in the geographic composition of pre-tax earnings, an increase in the UK statutory tax rate from 19% to 25%, capitalization of research and experimental expenditures for fiscal 2023 as required by the 2017 Tax Cuts and Jobs Act, and changes in unrecognized tax benefits.

Note 7. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In millions, except per share amounts)	2023	2022	2023	2022
Net income	$85.3	$98.4	$209.7	$320.2
Basic:
Weighted average common shares	49.5	49.3	49.5	49.3
Basic earnings per share	$1.72	$1.99	$4.24	$6.49
Diluted:
Weighted average common shares	49.5	49.3	49.5	49.3
Effect of dilutive stock plans	0.4	0.3	0.3	0.4
Diluted weighted average common shares	49.9	49.6	49.8	49.7
Diluted earnings per share	$1.71	$1.98	$4.21	$6.44
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2023	2022	2023	2022
Stock option shares excluded	205	425	311	224
Exercise prices	$329.83 - $406.17	$304.54 - $406.17	$300.12 - $406.17	$304.54 - $406.17
Restricted stock units excluded	2	121	16	8

Note 8. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2022. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Selling, general and administrative expense	$13.7	$11.8	$41.5	$34.6
Cost of sales	1.1	1.1	3.1	3.4
Research and development expense	0.7	0.8	2.3	2.3
Total share-based compensation expense	$15.5	$13.7	$46.9	$40.3
Related income tax benefit	$1.3	$1.3	$4.6	$4.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
2023 Long-Term Incentive Plan (2023 Plan)
In March 2023, we received stockholder approval of the 2023 Plan, which replaces the 2007 Long-Term Incentive Plan (2007 Plan). The 2023 Plan authorizes either our Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals up to 1,365,000 shares in the form of specified equity awards including stock options, restricted stock units (RSUs) and performance share units (PSUs), subject to adjustment for future stock splits, stock dividends, expirations, forfeitures, and similar events. In addition, the 2023 Plan includes any shares which were available for issuance under the 2007 Plan at the time of stockholder approval of this plan and shares which become available as a result of the forfeiture or expiration of awards made under the 2007 Plan. The 2023 Plan provides for awards of stock options, RSUs and PSUs on substantially the same terms as the 2007 Plan, described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
As of July 31, 2023, 1,372,724 shares remained available under the 2023 Plan for future grants. The amount of available shares includes shares which may be distributed under performance shares.

Note 9. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2021	$(320.3)	$(34.1)	$13.1	$(341.3)
Gross change in value	(178.3)	0.2	55.7	(122.4)
Tax effect	—	—	(13.6)	(13.6)
Balance at July 31, 2022	$(498.6)	$(33.9)	$55.2	$(477.3)

Balance at October 31, 2022	$(555.0)	$(6.2)	$94.4	$(466.8)
Gross change in value	103.9	—	(15.7)	88.2
Tax effect	—	—	3.8	3.8
Balance at July 31, 2023	$(451.1)	$(6.2)	$82.5	$(374.8)
Share Repurchases
In December 2011, the Company's Board of Directors authorized the 2012 Share Repurchase Program (2012 Program) and through subsequent amendments, the most recent being in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. As of July 31, 2023, $256.4 million remains authorized for repurchase under the 2012 Program.
During the three and nine months ended July 31, 2023, there were no share repurchases under the 2012 Program.
During the three months ended July 31, 2022, there were no share repurchases under the 2012 Program. During the nine months ended July 31, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share.
Dividends
The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 10, 2023, to stockholders of record on January 23, 2023, and approximately $1.5 million or 3 cents per share, on August 11, 2023, to stockholders of record on July 27, 2023. The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 9, 2022, to stockholders of record on January 21, 2022 and approximately $1.5 million or 3 cents per share, on August 11, 2022, to stockholders of record on July 27, 2022.

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

Note 11. Business Segment Information
The following tables present revenue and other financial information by reportable segment:
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
CooperVision net sales by category:
Toric lens	$215.7	$185.9	$611.8	$553.7
Multifocal lens	80.8	67.6	226.7	199.8
Single-use sphere lens	187.5	163.8	521.2	491.9
Non single-use sphere, other	146.2	149.0	441.1	436.1
Total CooperVision net sales	$630.2	$566.3	$1,800.8	$1,681.5
CooperSurgical net sales by category:
Office and surgical	$178.4	$165.4	$506.6	$455.9
Fertility	121.6	111.7	358.7	322.9
CooperSurgical net sales	300.0	277.1	865.3	778.8
Total net sales	$930.2	$843.4	$2,666.1	$2,460.3
Operating income (loss):
CooperVision	$151.7	$124.5	$449.7	$387.3
CooperSurgical	18.8	30.4	0.3	56.9
Corporate	(18.9)	(14.3)	(52.6)	(40.1)
Total operating income	151.6	140.6	397.4	404.1
Interest expense	26.8	17.1	79.0	34.5
Other expense, net	6.0	6.2	11.9	(33.3)
Income before income taxes	$118.8	$117.3	$306.5	$402.9

(In millions)	July 31, 2023	October 31, 2022
Total identifiable assets:
CooperVision	$7,042.4	$6,778.9
CooperSurgical	4,392.9	4,407.8
Corporate	262.0	305.6
Total	$11,697.3	$11,492.3

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Net sales to unaffiliated customers by country of domicile:
United States	$462.5	$418.0	$1,340.4	$1,202.1
Europe	279.7	256.3	777.4	749.9
Rest of world	188.0	169.1	548.3	508.3
Total	$930.2	$843.4	$2,666.1	$2,460.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	July 31, 2023	October 31, 2022
Net property, plant and equipment by country of domicile:
United States	$926.6	$856.1
Europe	335.8	310.8
Rest of world	272.6	266.0
Total	$1,535.0	$1,432.9

Note 12. Financial Derivatives and Hedging

As of July 31, 2023, the Company has six interest rate swap contracts that have a total notional amount of $1.3 billion and remaining maturities of four years or less. The interest rate swap contracts are fair valued by netting discounted future fixed cash payments and the discounted expected variable cash receipts, which are estimated based on observable market interest rate curves (Level 2). The fair value of the interest rate swap contracts are classified in "Other assets" on our Consolidated Condensed Balance Sheets.
From time to time, the Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These foreign currency forward contracts are not designated as hedging instruments, and therefore the net change in their fair value is reported as a gain or loss in the Consolidated Condensed Statements of Income and Comprehensive Income. As of July 31, 2023, the notional amount of outstanding foreign currency forward contracts was $97.5 million. The resulting impact on our consolidated financial statement from currency hedging activities was not significant for the three and nine months ended July 31, 2023, and July 31, 2022.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income and Comprehensive Income:

Periods Ended July 31,		Three Months		Nine Months
(In millions)		2023	2022	2023	2022
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$(12.1)	$(0.9)	$(30.3)	$2.4
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2023	2022	2023	2022
Beginning balance gain	$89.5	$86.8	$124.5	$17.2
Amount recognized in accumulated other comprehensive loss on interest rate swap contracts, gross	31.4	(13.0)	14.6	53.3
Amount reclassified from accumulated other comprehensive loss into earnings, gross	(12.1)	(0.9)	(30.3)	2.4
Ending balance gain	$108.8	$72.9	$108.8	$72.9

The amount recognized in other comprehensive income on interest rate swap contracts was $23.8 million and $11.1 million, net of tax, for the three and nine months ended July 31, 2023, respectively, and $(9.8) million and $40.4 million, net of tax, for the three and nine months ended July 31, 2022, respectively.

The amount reclassified from other comprehensive income into earnings was $(9.2) million and $(23.0) million, net of tax, for the three and nine months ended July 31, 2023, respectively, and $(0.7) million and $1.8 million, net of tax, for the three and nine months ended July 31, 2022, respectively.

The Company expects that $47.9 million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Statements of Income and Comprehensive Income over the next twelve months and the amount will vary depending on prevailing interest rates.

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
•Our substantial and expanding international operations and the challenges of managing an organization spread throughout multiple countries and complying with a variety of legal, compliance and regulatory requirements.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the third quarter of fiscal 2023 ended July 31, 2023, and compare them with the same period of fiscal 2022. We also discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

Outlook

We are optimistic about the long-term prospects for the worldwide contact lens and general health care markets, and the resilience of and growth prospects for our businesses and products. However, we face significant risks and uncertainties in our global operating environment. These risks include uncertain global and regional business, political and economic conditions, including but not limited to those associated with man-made or natural disasters, pandemic conditions, inflation, foreign exchange rate fluctuations, regulatory developments, supply chain disruptions, and escalating global trade barriers. For more information on the risks associated with our global operating environment, refer to Part II, Item 1A "Risk Factors" herein. These risks and uncertainties have adversely affected our sales, cash flow and performance in the past and could further adversely affect our future sales, cash flow and performance.

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
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal, and toric multifocal contact lenses offered in a variety of materials including those using silicone hydrogel Aquaform® technology and PC Technology™. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care contact lens markets with myopia management contact lenses using its ActivControl® technology and with products such as orthokeratology (ortho-k) and scleral lenses. CooperVision has U.S. Food and Drug Administration (FDA) approval for its MiSight® 1 day lens, which is the first and only FDA-approved1 product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12. Further, CooperVision has Chinese National Medical Products Administration (NMPA) approval for its MiSight® 1 day lens for use in China. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
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

CooperSurgical - Our CooperSurgical business competes in the general health care market with a commitment to advancing the health of women, babies and families through its diversified portfolio of products and services, including medical devices, fertility, genomics, diagnostics, cryogenic storage, contraception and healthcare technology services. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model.

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

We rely on trademarks to establish a market identity for our products. CooperVision, CooperSurgical, and other trade names, trademarks or service marks of CooperCompanies and its subsidiaries appearing in this report are the property of CooperCompanies and its subsidiaries. Trade names, trademarks and service marks of the other companies appearing in this report are the property of their respective holders.
Net Sales

Net Sales Q3
$ (Millions)
$630.2
$566.3
$300.0
$277.1
$930.2
$843.4
CooperVision
CooperSurgical
Consolidated
2023
2022

Net Sales YTD Q3
$ (Millions)
$1,800.8
$1,681.5
$865.3
$778.8
$2,666.1
$2,460.3
CooperVision
CooperSurgical
Consolidated
2023
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
CooperVision Net Sales by Category
Single-use spheres – This includes Biomedics 1 day, clariti 1 day, MiSight, MyDay, and Proclear 1 day
Toric – This includes Avaira Vitality toric, Biofinity toric, Biomedics toric, clariti 1 day toric, MyDay toric and Proclear toric

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Multifocal – This includes Biofinity multifocal, Biofinity toric multifocal, clariti 1 day multifocal, MyDay multifocal and Proclear 1 day multifocal
Non single-use sphere, other – This includes our frequent replacement product (FRP) lens portfolio (Avaira Vitality spheres, Biofinity spheres, Biofinity Energys spheres, Biomedics spheres, clariti spheres, Proclear spheres), specialty lenses (custom, ortho-k, and scleral lenses) and other.

Three Months Ended July 31,			2023 vs 2022 % Change
($ in millions)	2023	2022
Toric	$215.7	$185.9	16%
Multifocal	80.8	67.6	20%
Single-use spheres	187.5	163.8	14%
Non single-use sphere, other	146.2	149.0	(2)%
	$630.2	$566.3	11%

Nine Months Ended July 31,			2023 vs 2022 % Change
($ in millions)	2023	2022
Toric	$611.8	$553.7	10%
Multifocal	226.7	199.8	14%
Single-use spheres	521.2	491.9	6%
Non single-use sphere, other	441.1	436.1	1%
	$1,800.8	$1,681.5	7%
In the three and nine months ended July 31, 2023, the growth experienced across most categories was partially offset by unfavorable foreign exchange rate fluctuations, which approximated $4.7 million and $69.3 million, respectively.
•Toric and multifocal lenses grew primarily through the success of MyDay and Biofinity.
•Single-use sphere lenses grew primarily through MyDay, MiSight, and clariti lenses.
•Non single-use sphere lenses grew primarily through specialty lenses.
•"Other" products represented approximately 1% of net sales in the three and nine months ended July 31, 2023, and 2% and 1% of net sales in the three and nine months ended July 31, 2022, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2023	2022	2023 vs 2022 % Change	2023	2022	2023 vs 2022 % Change
Americas	$248.6	$220.1	13%	$733.3	$659.1	11%
EMEA	242.2	220.2	10%	666.6	639.5	4%
Asia Pacific	139.4	126.0	11%	400.9	382.9	5%
	$630.2	$566.3	11%	$1,800.8	$1,681.5	7%

CooperVision's growth in net sales in all regions was primarily attributable to market gains of silicone hydrogel contact lenses. Refer to CooperVision Net Sales by Category above for further discussion.
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
Fertility – Our significant fertility products and services include cryostorage, donor gamete services, fertility consumables and equipment and genomic services (including genetic testing).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Three Months Ended July 31,			2023 vs 2022 % Change
($ in millions)	2023	2022
Office and surgical	$178.4	$165.4	8%
Fertility	121.6	111.7	9%
	$300.0	$277.1	8%

Nine Months Ended July 31,			2023 vs 2022 % Change
($ in millions)	2023	2022
Office and surgical	$506.6	$455.9	11%
Fertility	358.7	322.9	11%
	$865.3	$778.8	11%
In the three months ended July 31, 2023, office and surgical net sales increased primarily due to an increase in sales from products such as Paragard, Uterine Manipulators, Fetal Pillow, and Point-of-Care, as well as an increase in revenue from stem cell storage. Fertility net sales increased compared to the prior year mainly due to an increase in revenue from consumable products, genetic testing, and Embryo Options.
In the nine months ended July 31, 2023, the net sales increase in both categories was primarily due to the addition of Generate Life Sciences (Generate) on December 17, 2021. Additionally, fertility net sales increased due to an increase in revenue from consumable products and genetic testing.
The above growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations, which approximated $2.5 million and $14.1 million for the three and nine months ended July 31, 2023, respectively.
Gross Margin

Consolidated gross margin was relatively flat at 66% in the three and nine months ended July 31, 2023, compared to 65% in the three and nine months ended July 31, 2022.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Selling, General and Administrative (SGA) Expenses

Three Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$228.2	36%	$212.2	37%	8%
CooperSurgical	128.1	43%	116.2	42%	10%
Corporate	18.9	—	14.3	—	32%
	$375.2	40%	$342.7	41%	9%

Nine Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$637.3	35%	$611.8	36%	4%
CooperSurgical	423.7	49%	332.3	43%	28%
Corporate	52.6	—	40.1	—	31%
	$1,113.6	42%	$984.2	40%	13%

CooperVision's SGA expenses increased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to increases in selling and marketing activities, and distribution costs. The increase in the nine months ended July 31, 2023, was partially offset by $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone.
CooperSurgical's SGA expenses increased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to an increase in selling and marketing activities supporting increased sales. The increase in the nine months ended July 31, 2023, was also due to the accrual of a $45.0 million termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business. See Note 2. Acquisitions and Joint Venture of the Consolidated Condensed Financial Statements for further information on the termination fee.
Corporate SGA expenses increased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to share-based compensation related expenses.
Research and Development (R&D) Expenses

Three Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$19.4	3%	$16.0	3%	21%
CooperSurgical	17.1	6%	12.7	5%	34%
	$36.5	4%	$28.7	3%	27%

Nine Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$53.0	3%	$46.5	3%	14%
CooperSurgical	47.7	6%	34.7	4%	38%
	$100.7	4%	$81.2	3%	24%
CooperVision's R&D expenses increased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to myopia management programs and the timing of R&D projects. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
CooperSurgical's R&D expenses increased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, mainly due to European Medical Device Regulation costs. CooperSurgical's R&D activities are

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.
Amortization Expense

Three Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$8.3	1%	$8.0	1%	4%
CooperSurgical	38.4	13%	32.1	12%	19%
	$46.7	5%	$40.1	5%	16%

Nine Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$25.0	1%	$24.2	1%	3%
CooperSurgical	114.7	13%	109.3	14%	5%
	$139.7	5%	$133.5	5%	5%
CooperVision's amortization expense for the three and nine months ended July 31, 2023, remained relatively flat year over year. CooperSurgical's amortization expense increased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to the amortization of intangible assets recently acquired through acquisitions.
Operating Income

Three Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$151.7	24%	$124.5	22%	22%
CooperSurgical	18.8	6%	30.4	11%	(38)%
Corporate	(18.9)	—	(14.3)	—	32%
	$151.6	16%	$140.6	17%	8%

Nine Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
CooperVision	$449.7	25%	$387.3	23%	16%
CooperSurgical	0.3	—%	56.9	7%	(99)%
Corporate	(52.6)	—	(40.1)	—	31%
	$397.4	15%	$404.1	16%	(2)%

CooperVision's operating income increased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to an increase in net sales partially offset by net changes in operating expenses.

CooperSurgical's operating income decreased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to an increase in SGA expenses, partially offset by an increase in net sales.

Corporate operating loss increased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to higher share-based compensation expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
Interest expense	$26.8	3%	$17.1	2%	57%

Nine Months Ended July 31,					2023 vs 2022 % Change
($ in millions)	2023	% Net Sales	2022	% Net Sales
Interest expense	$79.0	3%	$34.5	1%	129%
Interest expense increased during the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to higher interest rates.
Other Expenses (Income), Net

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2023	2022	2023	2022
Investment loss (gain)	$—	$0.7	$—	(47.7)
Foreign exchange loss	4.3	4.2	6.1	$14.5
Other expense (income), net	1.7	1.3	5.8	(0.1)
	$6.0	$6.2	$11.9	$(33.3)
Investment gain during the nine months ended July 31, 2022, primarily consisted of a gain on remeasurement of the fair value of retained equity investment in SightGlass Vision, Inc. (SGV) as a result of deconsolidation. Foreign exchange loss is primarily associated with the weakening of the US dollar against foreign currencies and the effect on intercompany receivables.

Other expenses (income), net increased in the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, primarily due to loss on minority investments, partially offset by defined benefit plan related income.
Provision for Income Taxes

The effective tax rates for the three months ended July 31, 2023, and July 31, 2022, were 28.2% and 16.1%, respectively. The effective tax rates for the nine months ended July 31, 2023, and July 31, 2022, were 31.6% and 20.5%, respectively. The increases were primarily due to changes in the geographic composition of pre-tax earnings, an increase in the UK statutory tax rate from 19% to 25%, capitalization of research and experimental expenditures for fiscal 2023 as required by the 2017 Tax Cuts and Jobs Act, and changes in unrecognized tax benefits.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity

Working capital on July 31, 2023, and October 31, 2022, was $717.4 million and $253.4 million, respectively. The increase in working capital was primarily due to repayment of the 364-day term loan during the first nine months of fiscal 2023. See Note 5. Financing Arrangements for further information.
Cash Flow

($ in millions)	July 31, 2023	July 31, 2022
Operating activities	$433.3	$561.7
Investing activities	(288.2)	(1,731.5)
Financing activities	(167.4)	1,327.8
Effect of exchange rate changes on cash, cash equivalents, restricted cash	1.2	(8.0)
Net (decrease) increase in cash, cash equivalents, restricted cash	$(21.1)	$150.0
Operating Cash Flow
Cash provided by operating activities in the first nine months of fiscal 2023 decreased compared to the first nine months of fiscal 2022, primarily due to net changes in operating capital, partially offset by net changes in other non-cash items.
The $45.0 million termination fee accrued in the first nine months of fiscal 2023 under an asset purchase agreement related to Cook Medical’s reproductive health business was paid on August 9, 2023. See Note 2. Acquisitions and Joint Venture of the Consolidated Condensed Financial Statements for further information on the termination fee.
Investing Cash Flow

Cash used in investing activities in the first nine months of fiscal 2023 was lower than cash used in the first nine months of fiscal 2022, primarily attributable to $1.6 billion cash paid, net of cash acquired, for the Generate acquisition in the first nine months of fiscal 2022. The decrease in cash used for acquisitions was partially offset by an increase in purchases of property, plant and equipment.
Financing Cash Flow
Cash used in financing activities in the first nine months of fiscal 2023 was primarily due to repayments of $338.0 million on the 2021 364-day term loan, partially offset by $163.5 million of funds drawn on the 2020 revolving credit.
Cash provided by financing activities in the first nine months of fiscal 2022 was primarily due to funds received from the 2021 term loan facility ($1.5 billion) and the 2021 364-day term loan facility ($840.0 million), partially offset by $549.0 million repayments of the 2021 revolving credit, $380.0 million repayments of the 2021 364-day term loan facility, and $78.5 million repurchases of common stock.
Refer to Note 5. Financing Arrangements for further information.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of July 31, 2023:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date

Revolving Credit:
2020 Revolving Credit	$1,290.0	$163.5	$2.2	$1,124.3	April 1, 2025
Term loan:
2020 Term Loan	850.0	850.0	n/a	—	April 1, 2025
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,640.0	$2,513.5	$2.2	$1,124.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

As of July 31, 2023, the Company was in compliance with all debt covenants. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Considering recent market conditions, we have re-evaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flow from operating activities and cash available under our 2020 Credit Agreement will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the Consolidated Condensed Financial Statements included in this quarterly report. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds could be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

Share Repurchase
In December 2011, our Board of Directors authorized the 2012 Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. Purchases under the 2012 Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. As of July 31, 2023, $256.4 million remains authorized for repurchase under the 2012 Program.
During the nine months ended July 31, 2023, there were no share repurchases under the 2012 Program. During the nine months ended July 31, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share.
Dividends
We paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 10, 2023, to stockholders of record on January 23, 2023. We paid another semiannual dividend of approximately $1.5 million or 3 cents per share, on August 11, 2023, to stockholders of record on July 27, 2023.
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
We have taken steps to minimize our balance sheet exposure by entering into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments. The instruments are marked to market through earnings each period.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR (and, previously, LIBOR). As of July 31, 2023, we had outstanding debt for an aggregate carrying amount of $2.6 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk. Effective February 1, 2023, the base interest rate on our credit agreements was converted from LIBOR to SOFR.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the third quarter of fiscal 2023. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our third quarter of fiscal 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The share repurchase program was approved by the Company’s Board of Directors in December 2011 (2012 Program). The program as amended in December 2012, December 2013 and March 2017 provides authorization to repurchase up to a total of $1.0 billion of the Company’s common stock. As of July 31, 2023, $256.4 million remains authorized for repurchase under the 2012 Program.
During the three and nine months ended July 31, 2023, there were no share repurchases under the 2012 Program.
During the three months ended July 31, 2022, there were no share repurchases under the 2012 Program. During the nine months ended July 31, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended July 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months period ended July 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: August 31, 2023	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 31, 2023	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)