Form 10-K
period 2023-10-31
COOPER COMPANIES, INC.
filed 2023-12-08
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2023

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

(925) 460-3600
(Registrant’s telephone number, including area code)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	COO	Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2023, the last business day of registrant's most recently completed second fiscal quarter, the aggregate market value of shares of the registrant's common stock held by non-affiliates was $18.8 billion.

Number of shares outstanding of the registrant's common stock, as of December 1, 2023: 49,525,982

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in March 2024	Part III
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2023

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including: statements regarding the expected impact of global macroeconomic conditions, and statements regarding acquisitions (including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share) that are forward-looking. In addition, all statements regarding anticipated growth in our net sales, anticipated effects of any product recalls, anticipated market conditions, planned product launches and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are those described in our Securities and Exchange Commission filings, including the “Business,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2023, as such Risk Factors may be updated in quarterly filings.

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
•The impact of international conflicts, such as Russia's invasion of Ukraine, and the global response to international conflicts on the global economy, European economy, financial markets, energy markets, currency rates and our ability to supply product to, or through, affected countries.
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
•Risks related to environmental laws and requirements applicable to our facilities, products or manufacturing processes, including evolving regulations regarding the use of hazardous substances or chemicals in our products.
•Risks related to environmental, social and corporate governance (ESG) issues, including those related to climate change and sustainability.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 1. Business.

OVERVIEW

The Cooper Companies, Inc. (Cooper, we or the Company), is a global medical device company with a mission to improve lives one person at a time. We partner with health care providers worldwide to improve patient outcomes and deliver practice-building resources and training. By listening closely to the healthcare providers and patients, we fulfill the needs of today while focusing on the opportunities of tomorrow through innovation and strategic investment.

Cooper operates through two business segments, CooperVision and CooperSurgical. Our two business segments elevate standards of care with products and services in the fields of vision, fertility and women’s health. For financial information relating to these business segments, refer to Note 12. Business Segment Information in Item 8. Financial Statements and Supplementary Data of this Annual Report.

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of single-use, two-week and monthly contact lenses, featuring advanced materials and optics. CooperVision designs its products to address vision challenges such as astigmatism, presbyopia and myopia with a broad collection of spherical, toric and multifocal contact lenses. CooperVision offers contact lenses in materials like silicone hydrogel Aquaform technology. CooperVision also manufactures and markets myopia management products, including the internally developed MiSight 1 day lens, as well as other specialty eyecare products such as orthokeratology (ortho-k) and scleral lenses. In November 2019, the MiSight 1 day lens became the first and only product approved by the United States Food and Drug Administration (FDA) for slowing the progression of myopia in children aged 8-12 at the initiation of treatment, and in August 2021, CooperVision received Chinese National Medical Products Administration (NMPA) approval for use of the MiSight 1 day lens in China. CooperVision’s major manufacturing and distribution facilities are located in Belgium, Costa Rica, Hungary, Puerto Rico, the United Kingdom and the United States, with other smaller facilities in multiple locations around the world.

CooperSurgical offers a broad array of products and services focused on fertility and women's health. We categorize CooperSurgical product sales based on the point of health care delivery, which includes: products used in medical offices, ambulatory surgical centers and hospitals primarily by Obstetricians/Gynecologists (OB/GYN); and fertility products and services used primarily in fertility clinics. Our portfolio encompasses more than 600 products and services. Our medical devices are used in gynecology and obstetrics, including but not limited to contraception and labor and delivery as well as cord blood and cord storage services. Our fertility portfolio encompasses medical devices supporting the in vitro fertilization (IVF) cycle, egg and sperm donation, cryopreservation, and genomic services (including genetic testing). CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. CooperSurgical's major manufacturing, cryostorage and distribution facilities are located in Costa Rica, the Netherlands, the United Kingdom and the United States, with other smaller facilities in multiple locations around the world.

SEGMENT INFORMATION

CooperVision

CooperVision competes in the worldwide soft contact lens market and services three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. The two major product categories of contact lenses sold by CooperVision are:

•Spherical lenses, including lenses that correct near- and farsightedness uncomplicated by more complex visual defects, myopia management lenses, which slow the progression of and correct myopia in age-appropriate children, and other specialty lenses.

•Toric and multifocal lenses, including lenses that, in addition to correcting near- and farsightedness, address more complex visual defects such as astigmatism, myopia and presbyopia by adding optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea.

In order to achieve a comfortable and healthier lens wearing experience, products are sold with recommended wearing and replacement schedules, often referred to as modalities, with the primary modalities being single-use lenses designed for one-day use and frequent replacement (FRP) lenses designed for two-week and monthly replacement. CooperVision offers spherical, toric, multifocal and toric multifocal lens products in most modalities and in a wide range of lens parameters.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperVision Product Modalities

Frequent replacement lenses

Under the Biofinity brand, CooperVision markets monthly silicone hydrogel spherical (including Biofinity Energys), toric, multifocal and toric multifocal (made-to-order) lens products. Our Biofinity brand is CooperVision's highest grossing product. CooperVision also markets two-week silicone hydrogel spherical and toric lenses under the Avaira Vitality brand.

Single-use lenses

CooperVision markets single-use silicone hydrogel lenses under our MyDay brand and our clariti 1 day brand. The MyDay brand is our softest line of 1-day silicone hydrogel lenses and offers spherical (including MyDay Energys ), toric, and multifocal lenses. The clariti 1-day brand is our most affordable line of silicone hydrogel 1-day lenses and offers spherical, toric, and multifocal lenses. CooperVision also offers traditional single-use hydrogel lenses under our Proclear and Biomedics brands.

CooperVision focuses on supporting the growth of all customers including key accounts (which include optical chains, global retailers, certain buying groups and mass merchandisers) by investing in selling, promotional and advertising activities. Further, we are increasing investment in our distribution and packaging capabilities to support the growth of our business and to continue providing quality service with our industry leading stock keeping unit ("SKU") range and customized offerings.

Market for Contact Lenses
The market for spherical lenses is growing with the addition of new value-added products, such as spherical lenses that may provide improved comfort for contact lens related dryness during lens wear and that add aspherical optical properties, more higher oxygen permeable lenses such as silicone hydrogels, and myopia management contact lenses for children aged 8 to 12 years old. CooperVision believes that there are opportunities for contact lenses to gain market share, particularly in markets where the penetration of contact lenses in the vision correction market is low.

We believe that myopia management opens up an attractive new market for contact lenses. With MiSight, we offer the only FDA approved1 and first Chinese NMPA approved product to slow the progression of, and correct, myopia in age-appropriate children. This is a critical differentiator as the proactive management of myopia becomes standard-of-care within the eye care community to help reduce the progression of myopia in children, along with reducing the risks of long-term eye health problems associated with myopia such as cataracts, retinal detachment, and macular degeneration. We are investing to develop this new market by educating eye care practitioners, patients and their families, which increases awareness.

CooperVision is focused on greater worldwide market penetration of recently introduced products, and we continue to expand our presence in existing and emerging markets, both organically and through acquisitions. In fiscal 2023, CooperVision acquired a private U.S.-based company that provides a broad portfolio of technologically advanced contact lens products, including scleral and hybrid lenses. In fiscal 2022, CooperVision acquired a private Denmark-based ortho-k contact lens distributor. These acquisitions expanded CooperVision’s specialty eye care portfolio and its leadership in addressing the increasing severity and prevalence of myopia.

CooperSurgical

CooperSurgical focuses on advancing fertility and women's health through a diversified portfolio including fertility products and services, medical devices, cryostorage (such as cord blood and cord tissue storage) and contraception. We offer quality products, innovative technologies and superior services to health care professionals and patients worldwide. CooperSurgical collaborates with health care professionals to identify products and new technologies to bring to market. The result is a broad portfolio of products and services that are intended to aid in the delivery of improved clinical outcomes for patients and are routinely used by health care professionals in the diagnosis and treatment of a wide spectrum of women's health and reproductive issues.

CooperSurgical distributes its products and services through OB/GYN and medical offices, hospital and ambulatory surgery centers and fertility clinics, as well as direct-to-consumer. A focus area for CooperSurgical is key accounts, which include large group practices, integrated delivery networks and certain buying groups within the office/surgical business and fertility clinic networks within the fertility business. We believe our portfolio of offerings and focus on service, quality and clinical education will help increase our share of business within these key account groups.
1 Indications for use of MiSight 1 day (omafilcon A) soft (hydrophilic) contact lenses for daily wear are indicated for the correction of myopic ametropia and for slowing the progression of myopia in children with non-diseased eyes, who at the initiation of treatment are 8-12 years of age and have a refraction of -0.75 to -4.00 diopters (spherical equivalent) with ≤ 0.75 diopters of astigmatism. The lens is to be discarded after each removal.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Since its inception in 1990, CooperSurgical has established its market presence and distribution system by developing products and acquiring products and companies that complement its business model. In fiscal 2022, CooperSurgical acquired both a private cryopreservation services company and Generate Life Sciences (Generate), a private leading provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell storage (cord blood and cord tissue). We expect to continue investing in CooperSurgical's business, including through strategic transactions, with the goal of expanding our integrated solutions model within the areas of fertility and women's health.

CooperSurgical Product Categories

Office/Surgical

CooperSurgical sells a wide variety of innovative medical devices and services used in gynecology and obstetrics, including in labor and delivery, as well as to screen, diagnose and treat women's health and reproductive issues.

CooperSurgical offers the cryostorage of newborn cord blood and cord tissue, which are potent sources of stem cells that have the potential for treatment and healing. Our newborn stem cell storage services are available in the United States, Canada and Australia.

PARAGARD is a hormone-free intrauterine device (IUD) offered by CooperSurgical that prevents pregnancy for up to ten years using copper as the only active ingredient. It is the only FDA approved non-hormonal IUD contraceptive option and is exclusively sold in the United States.

Fertility

CooperSurgical has broad product offerings for fertility evaluations and IVF procedures by OB/GYN professionals, reproductive endocrinologists and embryologists. In fertility clinics, our products include media, micro-tools and lab equipment. Additionally, CooperSurgical offers services to clinics and families undergoing assisted reproductive technologies including donor gametes, cryostorage, and genomic services.
Market for Fertility and Women's Health Care

CooperSurgical participates in the market for women's and family health care with its diversified product lines at various points of health care delivery: OB/GYN medical offices, hospitals and surgical centers, and fertility clinics. In recent years, including with the acquisition of Generate in fiscal 2022, CooperSurgical’s business increasingly includes marketing and selling to end consumers through our cryostorage (such as cord blood and cord tissue storage) and reproductive planning products and services.

CooperSurigcal expects that OB/GYN medical offices and fertility clinics will continue to move away from private practice ownership and toward group practices and networks. As the consolidation trend continues it will have increased influence over supply chain control, group purchases, value analysis committees, product evaluation and procurement. We believe CooperSurgical's broad product portfolio can benefit in this changing environment as customers look to standardize and consolidate vendors.

Trends specific in the OB/GYN market include:

•The increase in office-based and outpatient procedures, given high patient satisfaction, reduction of healthcare costs and comparative clinical outcomes.

•A focus on reducing pregnancy and childbirth complications.

•The obstetrician being a key contributor to stem cell storage, facilitating the collection of cord blood and cord tissue following delivery in most markets.

•Initial evaluation and treatments for infertility, such as uterine assessment, ovulatory medications and intrauterine insemination (IUI), beginning with the OB/GYN and then transitioning to fertility clinics.

Trends specific in the fertility market include:

•Infertility rates are increasing globally, and there is a significant unmet need for fertility products and services.

•The maternal age is increasing.

•Patient awareness of, and access to, services is increasing.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•The number of fertility clinics is rising worldwide.

•Single parents by choice and LGBTQIA+ individuals are starting families.

•Improved product offerings such as donor activity and cryopreservation services are becoming available.

•Technology improvements are being developed for both male and female infertility challenges.

•Worldwide disposable income is increasing.

COMPETITION

The markets in which we participate are highly competitive and involve the continual search for technological and scientific innovations. Competitive factors in these markets include technological and scientific advances, product quality and availability, price, customer service including response time and effective communication of product information to clinicians and consumers, and manufacturing processes. Competitors may have greater financial resources, larger research and development budgets, larger sales forces, greater market penetration and/or larger manufacturing capacity. Both CooperVision and CooperSurgical compete predominantly on the basis of product quality and differentiation, technological benefits, price, service levels and reliability.

CooperVision Competition

CooperVision's largest competitors in the worldwide market and its primary competitors in the spherical, toric and multifocal lens categories of that market are Johnson & Johnson Vision Care, Inc., Alcon Inc. and Bausch + Lomb. To a lesser extent, CooperVision also competes with manufacturers of eyeglasses and providers of other forms of vision correction including ophthalmic surgery. We believe that in order to compete successfully in the numerous categories of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CooperVision competes in its markets by producing high, medium and low-volume lenses made with a variety of materials for a broader range of market niches, as well as offering a wide range of lens parameters, leading to a higher rate of successful fitting for practitioners and better visual acuity for patients. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving success in our business. We also compete based on our customer and professional services.

CooperSurgical Competition

CooperSurgical focuses on selected segments of the fertility and women's health care market with a diversified portfolio including fertility products and services, medical devices, cryostorage (such as cord blood and cord tissue storage) and contraception. CooperSurgical's strategy includes developing and acquiring new solutions to complement our current offerings. In the fertility market, CooperSurgical competes against Vitrolife Group, FujiFilm-Irvine Scientific, Cook Medical, Hamilton Thorne, and Fairfax Cryobank and Fairfax EggBank. We also compete with fertility clinics offering their own services. Larger companies such as Johnson & Johnson, Medtronic and Hologic have offerings that compete with our medical device products. In the stem cell storage field, we compete primarily with ViaCord, a division of Revvity, in the United States, as well as other smaller companies globally. With PARAGARD, we compete with manufacturers of hormonal IUDs including Bayer and AbbVie, Long Acting Reversible Contraceptives (LARCs) including Organon, and other forms of birth control. We are aware of a non-hormonal IUD under development, which may compete with PARAGARD in the future.

RESEARCH AND DEVELOPMENT

The Company employs approximately 400 people in research and development. CooperVision's product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, engineering, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs, myopia management, and manufacturing technologies, along with improving formulations and existing products.

CooperSurgical conducts research and development in-house, and works with external specialists when necessary, in mechanical, electrical, biomedical and software engineering, as well as life sciences. CooperSurgical research and development activities are focused on innovating, improving, and advancing our products and services including, instruments, devices, consumables, digital services, and manufacturing technologies.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

GOVERNMENT REGULATION

Our products are subject to extensive regulation by the FDA in the United States and a variety of regulatory agencies in other countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. These regulations govern, among other things, the design and development, testing, manufacturing, labeling, storage, record keeping, premarket clearance, approval or certification, post-market vigilance reporting, advertising and promotion, and sales and distribution of medical devices and pharmaceutical products. Failure to comply with the applicable regulations, which are subject to established and new legislation and change, could result in enforcement action by the FDA, or other U.S. or foreign government agencies which may include, among other things, any of the following consequences: warning letters, civil penalties, refusal or withdrawal of approvals or certifications, license suspension or revocation, product recalls, operating restrictions, suspension or shutdown of production, and criminal prosecution.

Regulation in the United States

Medical Devices

Most of our products are medical devices, which must comply with the Federal Food, Drug and Cosmetic Act (FDCA) and the regulations promulgated by the FDA thereunder. The FDA classifies medical devices into one of three classes—Class I, II or III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure the medical device's safety and effectiveness. Both CooperVision and CooperSurgical develop and market medical devices subject to different levels of FDA regulation depending on the classification and risk profile of the device. Class III devices, such as extended wear contact lenses, require extensive premarket testing and approval, while Class I and II devices require lower levels of regulation. The majority of CooperSurgical's products are Class II devices. Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either premarket notification to the FDA requesting clearance for commercial distribution under Section 510(k) of the FDCA, a premarket approval (PMA) from the FDA, or a de novo classification and request for marketing authorization submitted to and granted by the FDA.

If we are required to obtain a 510(k) clearance for a device that we wish to market, we must submit a premarket notification to the FDA demonstrating that the device is substantially equivalent to a device commercially distributed in the United States before May 28, 1976 (a pre-amendments device), or to a device that was found to be substantially equivalent to a pre-amendments device. If the FDA agrees that the device is substantially equivalent, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is not substantially equivalent to a legally marketed device, the FDA automatically designates the device as a Class III device. The sponsor of a device automatically designated as Class III must either fulfill more rigorous PMA requirements or request a risk-based classification determination for the device in accordance with the de novo process. The de novo process is a pathway to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

A PMA application must be submitted if the device cannot be cleared through the 510(k) premarket notification procedures, or if the device has been previously classified as Class III. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application must be supported by extensive data including, but not limited to, technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use. Prior to commencing human clinical trials, submission of an application for an investigational device exemption (IDE) and receipt of IDE approval from the FDA is required if the device under evaluation presents a significant risk to human health. The process of gathering supporting information leading up to PMA application, and the subsequent FDA review, can take several years.

A majority of the medical devices we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. Because we cannot be assured that any new products we develop, or any product enhancements, will be exempt from the premarket clearance or approval requirements, or will be subject to the shorter 510(k) clearance process rather than the PMA process, significant delays in the introduction of any new products or product enhancements may occur.

After a device is placed on the market, numerous regulatory requirements apply. These include: establishment registration and device listing with the FDA; the FDA's Quality System Regulation (QSR), which requires manufacturers to follow design, testing, production, control, complaint handling, documentation and other quality assurance procedures during the manufacturing process; labeling regulations, which prohibit the promotion of products for uncleared or unapproved or “off-label” uses and impose other restrictions on labeling, advertising and promotion; FDA unique device identifier regulations, which require changes to labeling and packaging; and medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. The FDA has

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

broad post-market and regulatory enforcement powers. We are subject to unannounced inspections for cause by the FDA to determine our compliance with the QSR and other regulations.

In the United States, under the FDCA and the FDA’s regulatory framework, in vitro diagnostic devices (IVDs) are a type of medical device that can be used in the diagnosis or detection of diseases, such as cancer, or other conditions. The FDA considers Laboratory Developed Tests (LDTs) to be a subset of IVDs that are designed, manufactured, and used within a single laboratory. Furthermore, in October 2023, the FDA published a proposed rule to amend its regulations to make explicit that LDTs are devices under the FDCA. As we operate a genetic testing laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) regulations, we are required to hold a certificate applicable to the type of laboratory tests we perform and to comply with standards applicable to our operations, including test processes, personnel, facilities administration, equipment maintenance, recordkeeping, quality systems and proficiency testing. We have current certification under CLIA to perform testing at our New Jersey facility. In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our laboratory under state law.

Human cells, tissues, and cellular and tissue-based products

We currently operate a provider of donated reproductive tissue (eggs and sperm) for fertility treatments, fertility cryopreservation services and newborn stem cell storage. Eggs and sperm are regulated by the FDA as human cells, tissues, and cellular and tissue-based products (HCT/Ps). In addition, Section 361 of the Public Health Service Act (PHSA) authorizes the FDA to issue regulations with respect to HCT/Ps. To be regulated as a "361 HCT/P", the product must, among other things, be minimally manipulated and intended only for homologous uses. HCT/Ps regulated as 361 HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, and stringent requirements for processing, storing, labeling and distributing HCT/Ps, including required labeling information, screening and testing for tissue donor eligibility, record keeping and adverse event reporting, among other applicable requirements and laws. 361 HCT/Ps do not require 510(k) clearance, PMA approval, submission of a Biologics License Application, or other premarket authorization from the FDA before marketing. We believe our HCT/Ps are regulated as 361 HCT/Ps.

Pharmaceutical Products

In the United States, the FDA regulates pharmaceutical products under the FDCA and its implementing drug regulations. The FDA has determined that the primary mode of action for PARAGARD is the drug component and is therefore regulated by the FDA’s Center for Drug Evaluation and Research as a drug product. The process required by the FDA before a drug may be marketed in the United States generally involves numerous and time-consuming steps, including preclinical laboratory tests, human clinical trials, FDA reviews, inspections and audits and compliance with post-approval requirements.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA as the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Drug manufacturers and their subcontractors are required to be in compliance with Good Manufacturing Practices, or cGMPs, and other requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. In addition, the FDA closely regulates the marketing, promotion and distribution of pharmaceutical products.

Foreign Regulation

Health authorities in foreign countries regulate Cooper's clinical studies and medical device sales. Even if the FDA has cleared or approved a product in the United States, the regulatory agencies or notified bodies in other countries must approve or certify new products and product modifications before they may be marketed in those countries. The regulations vary widely from country to country, although there is a trend towards harmonization of quality system standards among the European Union (EU), United States, Canada and various other industrialized countries. Medical devices marketed or sold in the EU must meet the CE mark requirements and maintain certain certifications. CooperVision maintains ISO 13485 certification and CE marks for its products and CooperSurgical maintains ISO 13485 certification and CE marks for medical devices and ISO 15189 certification for the genomics laboratories. The ISO 13485 Quality Management System certification is now also required for registration of products in Asia Pacific and Latin American countries, among many other requirements for registration in these countries. In order to maintain these quality benchmarks, the Company is subjected to rigorous biannual reassessment audits of its quality systems and procedures.

The EU rules below are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland, while the majority of the United Kingdom now operates under a separate regulatory regime following the United Kingdom's withdrawal from the EU on January 31, 2020.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Medical Device and In Vitro Diagnostic Medical Device Regulation in the EU

Until May 25, 2021, medical devices sold in the EU were regulated by the Medical Device Directive (the EU MDD), which has been repealed and replaced by the Medical Device Regulation (the EU MDR). Similarly, the EU has adopted the In Vitro Diagnostic Medical Device Regulation (the EU IVDR), which repealed and replaced the In Vitro Diagnostic Medical Device Directive (the EU IVDD) and became applicable on May 26, 2022. The majority of our current certificates have been granted under the EU MDD and the EU IVDD. Devices lawfully placed on the market pursuant to the EU MDD and EU IVDD may generally continue to be made available on the market or put into service provided that the requirements of transitional provisions are fulfilled. Pursuing marketing of medical devices (including IVDs) in the EU will require that our devices be certified under the new regimes set forth in the EU MDR and the EU IVDR.

In the EU, the safety and performance of medical devices (including IVDs) are evaluated by the designated Notified Bodies via the submission of Technical Dossiers, depending on the product classifications. A Declaration of Conformity to the Medical Device Directive (MDD) or Medical Device Regulation (MDR) is drawn out as a basis for European conformity marking (CE Mark). All medical devices placed on the EU market must meet general safety and performance requirements, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

Compliance with the general safety and performance requirements is also a prerequisite for CE mark, without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. With certain exceptions, a conformity assessment procedure requires the intervention of notified bodies, which are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. Typically, satisfactory completion of an audit and examinations of a product’s technical dossiers and the manufacturer’s quality system is required before the issuance of a certificate by the notified body. This certificate, along with the Declaration of Conformity, are then used by the manufacturer as basis for CE mark.

Throughout the term of the certificate, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements.

In addition, all manufacturers placing medical devices on the market in the EU are subject to various other regulations, including compliance with the EU medical device vigilance system, directives and requirements regarding the advertisement and promotion of medical devices and inspections rights of regulatory authorities.

Laboratory Developed Test Regulation in the EU

In the EU, laboratory developed tests (LDTs) are exempt from the regulations that govern medical devices and IVDs under certain conditions. In order to fall within this exemption under the EU IVDD, medical devices, including LDTs, had to be designed and used within such health institutions (which may include hospitals, laboratories and public health institutions that support the healthcare system and/or address patient needs but do not treat or care for patients directly) on a non-industrial scale, without being released into the market. While the legal framework for applying the exemption under the EU IVDD to LDTs was not entirely clear, the EU IVDR may provide greater clarity on the regulation of LDTs.

Our current and future tests will need to be analyzed as to whether any or all of them would qualify for an exemption under EU IVDR; otherwise, we will be required to comply with various certification and documentation criteria, and we may be subject to conformity assessments and inspections.

Medical Devices and In Vitro Diagnostic Medical Devices Regulations in the United Kingdom

Following the United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, EU laws no longer apply directly in Great Britain (England, Wales and Scotland). Under the terms of the Ireland/Northern Ireland Protocol agreed between the EU and United Kingdom, many EU laws, including those relating to medical devices and IVDs do still apply in Northern Ireland.

In Great Britain, the legislative regime currently continues to be based on the requirements set out in the EU MDD, the Active Implantable Medical Devices Directive (EU AIMDD), and the EU IVDD. However, the Government is currently developing substantial reforms to the Great Britain regulatory regime for medical devices and IVDs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Medical Device and In Vitro Diagnostic Medical Device Regulation in Asia Pacific

As in other regions, securing regulatory approvals in Asia Pacific is a critical aspect of commercializing our products. While medical device regulations in the Asia Pacific are based on similar regulatory fundamentals (such as risk-based classification of devices) as other regions, navigating the regulatory landscape in Asia Pacific is extremely complex. Medical device regulation in Asia Pacific differs significantly country by country, requiring specific regulatory affairs expertise in each country, as well as country-based regulatory strategies. The regulatory framework maturity in Asia Pacific is widely varied ranging from well-established to emerging, approval timelines can be lengthy and unpredictable and there is less access to and engagement with regulators compared to other markets. Several key Asia Pacific markets require regulatory approval in other countries prior to registration, increasing the time from completion of product development to product launch. For example, in China, manufacturers must provide proof of home country approval (such as the United States or EU) as part of the regulatory registration/approval process.

The National Medical Products Administration (NMPA) regulates medical devices in China. Medical devices in China are classified by risk into Class I (lowest risk), Class II or Class III (highest risk). China requires physical testing (known as ‘type testing’) of medical device samples by in-country testing centers to confirm compliance with specifications and standards, both pre- and post-market. Additionally, NMPA generally requires in-country clinical trials to support new product registrations, rather than relying on foreign clinical data.

In Japan, the primary regulation governing medical devices is the Pharmaceutical and Medical Device Act (PMD Act). The Ministry of Health, Labor and Welfare (MHLW) and the Pharmaceutical and Medical Device Agency (PMDA) regulate medical devices. The PMDA evaluates the safety and effectiveness of medical devices prior to granting marketing authorization or approval, and monitors post-market safety of approved devices. The PMDA is also the Quality Management System (QMS) Inspection Authority. Medical devices are placed into one of four risk classes based on potential risk, with Class I being the lowest potential risk and Class IV being the highest. Contact lenses, for example, are regulated as Class III devices and require premarket approval (registration), an expensive and lengthy process depending on the application category. A novel or new medical device application will generally require local clinical trial data, extending the time to approval. The registration process in Japan requires a QMS application and inspection. Additionally, separate from the registration process, a Foreign Manufacturer Registration is required before a company can import medical devices manufactured outside Japan.

Japan and Australia participate in the Medical Device Single Audit Program, which allows for the acceptance of QMS audit reports from other participating Regulatory Authorities, including the FDA.

Other Health Care Regulation

We are subject to various federal, state and foreign laws to prevent fraud and abuse in the healthcare industry and protect personal health-related information, including the following:

•state, federal and similar foreign anti-kickback laws, which generally prohibit payments and other forms of remuneration to induce or in return for the purchase, lease, order or arranging for the purchase, lease or order of a product or service;

•the federal physician self-referral law, known as the Stark Law, which generally prohibits physicians from referring Medicare or Medicaid patients to receive designated health services from an entity which the physician, or a member of the physician's immediate family, has a financial interest in;

•the federal False Claims Act, which prohibits any individual or entity from presenting or causing to be presented false claims for payment to the federal government;

•federal and state laws that prohibit executing, or attempting to execute, a scheme to obtain money from any healthcare benefit program under false pretenses;

•the Physician Payments Sunshine Act and similar state and foreign laws that require medical device and pharmaceutical manufacturers to disclose financial relationships with health care professionals and teaching hospitals; and

•data privacy and security laws and regulations, such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the EU General Data Protection Regulation (GDPR), which are intended to protect the collection, use, access to, confidentiality and security of health-related and other personal information.

Coverage and Reimbursement

Market acceptance and sales of our CooperSurgical products to our customers, who primarily consist of hospitals and surgical centers, OB/GYN medical offices and fertility clinics, will depend on the availability of payor coverage and the adequacy of reimbursement, for the procedures using our products, by government insurance programs and other third-

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

party payors. Payor coverage and reimbursement for procedures using medical devices in the United States and international markets vary significantly by country. With respect to drug coverage and reimbursement, third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of drugs, in addition to their safety and efficacy. We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services.

Healthcare Reform

In the United States and foreign countries, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates. We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that state, federal and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. Passed in March 2010, the Patient Protection and Affordable Care Act (the ACA) substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical, medical device and clinical laboratory industries. Additionally, there has recently been heightened scrutiny by governmental authorities, individual hospitals, and third-party payors over product prices, which has resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).

In the EU, regulations have been adopted which are intended to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas.

Other Laws and Regulations

We are subject to numerous federal, state, local and foreign environmental laws, including provisions that regulate the discharge of materials into the environment, laws applicable to our facilities, products or manufacturing processes, including evolving regulations regarding the use of hazardous substances or chemicals in our products, and laws related to the protection of the environment, environmental health and safety regulations, Restriction of Hazardous Substances (RoHS) in electrical and electronic equipment in the EU, and Registration, Evaluation, Authorization and Restriction of Chemical substances (REACH).

We are subject to various other federal, state and foreign laws related to the manufacturing and distribution of our products and to our international operations, including export control and trade compliance laws.

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

Our cybersecurity program is led by a team of skilled cybersecurity professionals, including dedicated internal cybersecurity resources. The security team currently has CISSP credentials, GIAC/SANS cybersecurity certificates, and other security and network certifications. In addition to our internal security staff, we partner with various third-party security service providers to augment our staffing, expertise, and hours of operation. The program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. The

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

program also includes a suite of security technologies and tools to implement and automate security protections for our networks, employees, and customers. Our cybersecurity team reports to the Audit Committee quarterly on information security and cybersecurity matters, or as needed. Our Audit Committee, which is comprised of several members from our Board of Directors, has oversight responsibility for our data security practices and we believe the committee has the requisite skills and visibility into the design and operation of our data security practices to fulfill this responsibility effectively.

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

MARKETING AND DISTRIBUTION

CooperVision markets our products through our own field sales representatives, distributors and eye care practitioners, including optometrists, ophthalmologists, opticians and optical chains. CooperVision also sells to distributors and to mass merchandisers who offer eye care services. To support the sale and use of CooperVision products, CooperVision engages in various activities and offers a variety of services. These include clinical training, digital marketing for the customer, e-commerce, telemarketing, social media, and journal advertisements. CooperVision also invested in tools that allow our customers to offer their patients monthly purchase and delivery subscriptions. In certain smaller countries, CooperVision often uses distributors and leverages our distributors' sales and marketing resources to attract major customers to CooperVision. With the addition of MiSight, CooperVision has expanded the breadth and depth of its sales capabilities by adding myopia management specialists while expanding awareness campaigns to include direct-to-consumer elements including print, internet/social media, radio and television.

CooperSurgical's products are marketed by a network of dedicated field sales representatives, independent agents and distributors. CooperSurgical augments its sales and marketing activities by participating in national and regional industry trade shows, professional educational programs and internet promotions including e-commerce, social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals. Since the addition of PARAGARD and cord blood and cord tissue storage services, CooperSurgical has also expanded its awareness campaigns to include direct-to-consumer elements including print, internet/social media, radio and television.

INTELLECTUAL PROPERTY

We protect our products through patents and trademark registrations, both in the United States and in international markets. We monitor competitive products trademark use worldwide and, when determined appropriate, we have enforced and plan to continue to enforce and defend our patent and trademark rights. We also rely upon trade secrets, licenses, technical know-how and continuing technological innovation to develop and maintain our competitive position.

CooperVision, CooperSurgical, and other trade names, trademarks or service marks of Cooper and its subsidiaries appearing in this report are the property of Cooper and its subsidiaries. Trade names, trademarks and service marks of the other companies appearing in this report are the property of their respective holders.

DEPENDENCE ON CUSTOMERS

No customer accounted for 10% or more of our consolidated net revenue in fiscal 2023 and 2022. See Note 12. Business Segment Information of the Consolidated Financial Statements for additional information.

SEASONALITY

CooperVision and CooperSurgical net sales in the fiscal first quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners' offices, fertility clinics, and hospitals/surgical centers for surgical procedures is less during the holiday season.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

HUMAN CAPITAL RESOURCES

As of October 31, 2023, we had a workforce of more than 15,000. Our employees are located around the world, with 53% in Americas, 42% in EMEA and 5% in Asia Pacific. Human capital management areas of focus include a people-focused culture; embedding diversity and inclusion; fostering an environment of health, safety, and well-being; investing in and developing our employees through training and engagement. Our employees are a key differentiator in our overall strategy. We believe we have good relations with our workforce, and we invest in our workforce to meet current and future business objectives, always driving towards our goal of being a global employer of choice.

The Chart below shows percentage of employees located in Americas, EMEA and Asia Pacific as of October 31, 2023.
Diversity and Inclusion

We believe that an inclusive work environment that truly appreciates the diversity of employees’ talents, experiences, and ideas leads to more innovation and progress. Through our Diversity & Inclusion (D&I) strategy, we drive a culture where individual qualities and backgrounds are highly valued and respected, and our employees feel a sense of belonging. Our D&I strategy includes initiatives to promote D&I conversations and training to inform and educate our workforce, forming communities of advocates and allies to help advance our culture of inclusion, and completion of various reviews of our programs to minimize the impact of unconscious bias on our reward decisions. Our commitment to D&I starts with our executives and is further executed through local initiatives in order to create sustainable change.

Health, Safety and Well-being

Our culture of health, safety, and well-being helps our people and businesses thrive. We comply with applicable health and safety laws and regulations and help protect our employees through continuous improvement, education, engagement, and risk management. Our Environmental, Health, and Safety (EHS) Global Policies formalize our commitment to high standards of EHS performance for employees, consultants, contract workers, and temporary staff worldwide. Our employee handbooks specify health and safety expectations, working condition policies, and other relevant topics. We encourage an open reporting culture and require any unsafe conditions or potential hazards be reported immediately. Wellness is an important part of our culture. Our global Mind & Body Well-being Employee Resource Group focuses on enhancing physical wellness and raising the importance of mental health through virtual and in-person events. We offer on- and off-site fitness and wellness facilities and programs, an assortment of team-building activities, and have a robust offering of physical, social, nutritional and mental health resources.

Training, Development and Engagement

We empower employees to succeed and grow, reward great thinking, results and hard work, and engage our employees. Across our businesses, we offer job-specific training, certifications, mentoring, developmental assignments, and other opportunities to help our employees develop the skills needed to achieve long-term success.

We conduct regular formal and informal surveys to proactively seek out employee feedback, ideas, and collect data on the employee experience. We encourage candid participation, and these insights help us develop targeted strategies to enhance our workplace and culture.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Compensation and Benefits

We provide competitive compensation and benefits in order to attract and retain talent. We regularly review our pay practices to confirm there are no significant pay disparities across gender or race, and we conduct an annual market assessments to provide consistency in rewards we offer. We have implemented robust processes for setting personal goals, individual development actions and review employees’ performance and pay on an annual basis. We also offer comprehensive and continually evolving benefits to help employees balance their work lives and personal lives.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is https://www.coopercos.com. The information on the Company's website is not part of this or any other report we file with, or furnish to, the Securities and Exchange Commission (SEC). Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on our website as soon as reasonably practicable. The SEC maintains a website that contains such reports, proxy and information statements and other information whose Internet address is https://www.sec.gov. The Company's Corporate Governance Principles, Code of Conduct and charters of each standing committee of the Board of Directors are also posted on the Company's website.

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

Over the last few years in the United States and globally, market and economic conditions have been challenging. The United States and foreign countries have experienced recessionary pressures and face continued concerns about the systemic impacts of adverse economic conditions and geopolitical issues. Any negative impact on economic conditions and international markets, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions may adversely affect our liquidity and financial condition. It may limit our ability to replace maturing liabilities and to access the capital markets to meet liquidity needs, which could have a material adverse effect on our business.

Ongoing uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. When our customers’ financial conditions are adversely affected, customers may reduce their purchases of our products or we may not be able to collect accounts receivable, each of which could have a material adverse impact on our business. Our global business has been negatively affected by local economic conditions, including inflation, increasing labor costs, recession, and currency exchange rate fluctuations, which has adversely affected our cost to manufacture and provide our products and services and revenues generated through sales of such products and services. We cannot guarantee that we will be able to fully absorb any such additional costs or revenue declines in the prices for our products and services.

CooperVision and CooperSurgical are encountering consolidation in their customer bases and emergence of more centralized large customer groups and retail chains. Due to this trend, global and regional key account customers now represent a larger proportion or concentration of our business and any disruption to these relationships may have a material adverse impact on our business.

Inflation could materially adversely affect our business.

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors that impact our cost structure and revenue. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, the war in Ukraine and other international conflicts, and steps taken by governments and central banks, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation.

Our substantial and expanding international operations are subject to uncertainties which could affect our business.

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America and Europe. More than half of our net sales for the fiscal years ended October 31, 2023 and 2022, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including the following:

•difficulty managing a large organization spread throughout various countries;
•fluctuations in currency exchange rates adversely affecting our results;
•challenges associated with enforcing intellectual property rights in some foreign countries;
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
•challenges in complying with a variety of international legal, compliance and regulatory requirements such as the Foreign Corrupt Practices Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the UK Bribery Act, international data security and privacy laws, EU MDR and EU IVDR. and environmental laws and requirements applicable to our facilities, products or manufacturing processes, including evolving regulations regarding the use of hazardous substances or chemicals in our products.
•foreign customers creating longer payment cycles than customers in the United States;
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

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our business.

International Conflicts, such as the war between Russia and Ukraine, could adversely affect our business.

On February 24, 2022, Russian military forces launched a military action in Ukraine. The military conflict is ongoing and the length, impact, and outcome is highly unpredictable. It has led and could continue to lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage.

The war has led to significant sanctions programs imposed by the United States, the EU, the UK, Canada, Switzerland, Japan, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation continues to evolve and additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Acquisitions and other strategic transactions that we have made and may make in the future involve numerous risks.

We have a history of acquiring businesses and products that have significantly contributed to our growth in recent years. As part of our growth strategy, we intend to continue to consider acquiring complementary technologies, products and businesses and establishing joint ventures or other strategic relationships. Future transactions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization and/or impairments of goodwill and other intangible assets, which could have a material adverse effect upon our business. In fiscal 2022, CooperVision acquired a private Denmark-based ortho-k contact lens distributor. In fiscal 2022, CooperSurgical acquired a private cryopreservation services company and Generate Life Sciences (Generate), a private provider of donor egg and sperm for fertility treatments, fertility cryopreservation services and newborn stem cell storage (cord blood and cord tissue). Risks we could face with respect to these acquisitions and other strategic transaction include:

•failure to successfully obtain the anticipated revenues, margins and earnings benefits;
•difficulties in, and expenses related to, the integration of the operations, technologies, information technology and other enterprise resource planning systems, products and personnel of the acquired company and establishment of appropriate accounting controls and reporting procedures, data protection systems and other regulatory compliance procedures, including but not limited to third-party compliance and due diligence;
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
•expenses, including restructuring expenses, to shut down our own locations or terminate our employees;
•application of and compliance with new and unfamiliar regulatory frameworks such as regulation applicable to our newly acquired fertility-related businesses;
•failure to successfully obtain or maintain reimbursements under the third-party payor plans, including but not limited to governmental programs, due to complex reporting and payment obligations;
•our ability to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations;
•a dilution of earnings per share; and
•risks inherent in accounting allocations and the risk that we are required to record significant adjustments to the preliminary fair value of assets acquired and liabilities assumed within the measurement period.

We face risks associated with disruption of our manufacturing, distribution and storage operations, including possible failure to develop necessary manufacturing processes, or constrained, idle or excess capacity, which could adversely affect our business.

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities or our fertility and stem cell storage facilities, whether due to work stoppages, technical or labor difficulties, integration difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current Good Manufacturing Practices (cGMP) or similar foreign requirements or other reasons, could have a material adverse effect on our business. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost-effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete. Conversely, constrained, excess or idle capacity, which could result from acquisitions, unexpected demand, inaccurate sales forecasting or unexpected manufacturing efficiencies, could significantly impact our profitability, capital investments, customer service levels and near-term financial condition.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in Costa Rica, Hungary, Puerto Rico, the United Kingdom and the United States, with other smaller facilities also existing in multiple locations around the world. CooperSurgical manufactures the majority of its products in Costa Rica, the United Kingdom and the United States, with other smaller locations also existing in multiple locations around the world. We manufacture certain products at only one manufacturing site for certain markets, and certain of our products are approved for manufacturing only at one site. Further, certain media products have limited storage lives, limiting inventory back-up strategies. If there were any prolonged disruption in the operations of the approved facility, it could take a significant amount of time to obtain required regulatory approvals, validate a second site and replace lost product, which could result in lost customers and thereby reduce sales, profitability and market share.

CooperVision distributes products out of Belgium, Hungary, the United Kingdom and the United States and various smaller international distribution sites. CooperSurgical primarily distributes products out of its facilities in the United States and the Netherlands and operates fertility and stem cell storage facilities in the United States, Canada and Australia. Any prolonged disruption in the operations of our existing distribution or storage facilities, whether due to technical or labor difficulties, challenges related to system implementation, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business.

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.

Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, especially given increased vulnerability of corporate information technology systems as distributed work environments have become prevalent. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in the protection of data and information technology, we cannot be assured that our efforts will prevent or quickly identify service interruptions or security breaches. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot be assured that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

We manage our businesses utilizing multiple complex integrated software and hardware information technology operating systems that are regularly maintained and upgraded; an interruption or disruption to these systems could disrupt our business or force us to incur excessive costs.

We utilize multiple complex integrated software and hardware operating systems, including enterprise resource planning and warehouse management systems, to support our business units and we have a continuous improvement strategy in place to keep our systems and overarching technology stable and in line with business needs and growth. Regular upgrades of our computer hardware and software revisions are typical and expected. We employ controlled change management methodologies to plan, test and execute all such system upgrades and improvements, and we believe that we assign adequate staffing and other resources to projects to ensure successful implementation. However, we cannot be assured that our systems will meet our future business needs or that upgrades will operate as designed. We cannot be assured that there will not be associated excessive costs or disruptions in portions of our business in the course of our maintenance, support and/or upgrade of these systems.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

We are in the midst of a multiyear process of implementing new enterprise resource planning (ERP) systems at CooperVision and CooperSurgical. Implementing a new ERP system is not only costly but complex and difficult. Implementing a new ERP system can negatively affect not only financial accounting and reporting processes but also external commercial activities such as order receipt and product delivery. We cannot be assured that we will successfully implement our new ERP system or that we will avoid these and other negative impacts from our implementation efforts.

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

We rely on independent suppliers in our supply chain for raw materials, packaging materials and components, mechanical equipment and some finished goods; we could experience inventory shortages if any of these suppliers encounter a manufacturing or distribution disruption.

Our businesses utilize various chemicals, packaging materials, components, parts and raw materials which are generally available from more than one source. However, in certain instances we acquire components and materials from sole or primary suppliers to make our silicone hydrogel contact lens, certain medical devices and IVF products. We also source mechanical equipment and in certain instances finished goods from OEM suppliers. Supply of these goods, items and materials is protected by contractual agreements, availability of alternative suppliers and/or safety stocks. However, if current suppliers fail to supply sufficient goods, items or materials to us on a timely basis, or at all for any reason, we could experience inventory shortages and disruption in our supply of products. For example, among other situations, some of the primary material used to make our silicone hydrogel contact lens products, including MyDay, Biofinity, Avaira and clariti, are supplied by few or sole suppliers, and the failure of a key or sole supplier to timely supply sufficient items and materials necessary for the manufacture of our silicone hydrogel contact lenses could in turn disrupt our supply of those lenses to the market, which would have a material adverse effect on our business.

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

The extent to which the COVID-19 pandemic and related economic disruptions impact our business, results of operations, cash flow and financial condition will depend on future developments, which are highly uncertain, difficult to predict and largely outside of our control. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse effects on our business.

If we fail to protect our intellectual property adequately, our business could suffer.

We consider our intellectual property rights, including patents, trade secrets, trademarks and licensing agreements, to be an integral component of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business.

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

We have applied for patent protection in the United States, the United Kingdom and other foreign jurisdictions relating to certain existing and proposed processes and products. We cannot be assured that any of our patent applications will be approved. Patent applications in the United States, the United Kingdom and other foreign jurisdictions are maintained in secrecy for a period of time, which may last until patents are issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We also cannot assure that we will have adequate resources to enforce our patents.

Both CooperVision and CooperSurgical also rely on proprietary technology that is unpatented. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, our employees, consultants, advisors and collaborators enter into confidentiality agreements and assignment agreements, which generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, we cannot be assured that these confidentiality agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable.

We rely on trademarks to establish a market identity for our products. To maintain the value of our trademarks, we might have to file lawsuits against third parties to prevent them from using trademarks confusingly similar to or dilutive of our registered or unregistered trademarks. We also might not be successful in obtaining registrations for our pending or future trademark applications and might have to defend our registered trademark and pending applications against challenge by third parties. Enforcing or defending our registered and unregistered trademarks might result in significant litigation costs and damages, including the inability to continue using certain trademarks.

The laws of foreign countries in which we do business or contemplate doing business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in a judicial or administrative proceeding could prevent us from manufacturing and selling our products or prevent us from stopping others from manufacturing and selling competing products, and thereby have a material adverse effect on our business.

Our products or processes could be subject to claims of infringement of the intellectual property of others.

Our competitors in both the United States and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies, as well as other third parties, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our existing and planned products. In the contact lens industry, CooperVision, its competitors and other third parties hold patents covering contact lens designs, materials, processes and business methods. Claims that our products, business methods or processes infringe upon the proprietary rights of others often are not asserted until after commencement of commercial sales of products incorporating our technology.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury. We also face the risk that defects in the design or manufacture of our products or sales of counterfeit or other infringing products might necessitate a product recall and other actions by manufacturers, distributors or retailers in order to safeguard the health of consumers and protect the integrity of the subject brand. Additionally, we face the inherent risk of exposure to legal claims, including negligence, relating to our provision of certain service offerings, including the accuracy and quality of our genomic services, fertility cryopreservation, fertility donor gamete supply, and stem cell storage services. These risks may be heightened due to our direct-to-consumer marketing efforts for some of our products and services (e.g., stem cell storage and Paragard IUDs). Consumers may halt or delay purchases of a product or service that is the subject of a claim or recall or has been counterfeited. We handle some risk with third-party carrier policies that are subject to deductibles and limitations. These insurance policies may become more expensive (or not be available) for new risks we may assume when we acquire new businesses. We cannot be assured that we will not experience material losses due to product liability claims or recalls, legal claims relating to our service offerings, or a decline in sales resulting from sales of counterfeit or other infringing products, in the future.

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

We operate in the highly competitive health care industry, and we cannot be assured that we will be able to compete successfully.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We cannot be assured that we will not encounter increased competition in the future, for example with increased product entries from Asia Pacific contact lens manufacturers, or that our competitors' newer contact lens products will not successfully erode CooperVision's contact lens business, which could have a material adverse effect on our business.

The contact lens industry also continues to evolve with respect to the introduction of new distribution and fulfillment models and service technologies which may conflict with CooperVision’s strategy or interfere with its customers’ relationships and loyalty. For example, more contact lenses are being fulfilled directly to the consumer by manufacturers and wholesalers via online platforms, telemedicine is gaining popularity and more vision correction prescriptions are being provided through online refractive exams rather than in office by an eye care practitioner. CooperVision’s failure to adapt to the threats posed by these new and emerging distribution models and Internet driven services may have a material adverse impact on our business.

CooperSurgical focuses on selected segments of the family and women's health care market with a diversified portfolio of products and services including fertility products and services, medical devices, cryostorage (such as cord blood and cord tissue storage) and contraception. Competitive factors in these segments in which CooperSurgical competes include technological and scientific advances, product quality and availability, price, customer service including response time and effective communication of product information to physicians, consumers, fertility clinics and hospitals. Competition in the medical device industry is dynamic and involves the search for technological and therapeutic innovations.

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

Technological developments in the vision, fertility and women’s health, may limit demand for our products and services. For example, corneal refractive surgical procedures such as Lasik surgery and the development of new pharmaceutical products may decrease the demand for our optical products. If these new advances provide a practical alternative to traditional vision correction, the demand for contact lenses and eyeglasses may materially decrease. We cannot be assured that medical advances and technological developments will not have a material adverse effect on our business.

Product innovations are important in the industry in which we operate, and we face the risk of product obsolescence if we are unable to develop new products or gain regulatory approvals or certifications or if our competitors introduce new products.

Product innovations are important in the contact lens market in which CooperVision competes and in the areas of the health care industry in which CooperSurgical competes. CooperVision, both internally and externally with third parties, invests in new product development, including the development of new silicone hydrogel-based contact lenses. While much of CooperVision’s research and development activities are performed internally, it also uses external research and development investment in collaborations and joint development with third parties. CooperSurgical has historically purchased, leveraged or licensed the technology developments of others. CooperSurgical also has invested in expanding the internal research and development function with the goal of organic growth and to complement our acquisitions

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

strategy. Research and development time commitments, higher feasibility risk with longer term projects, greater dependence on, and reduced control over, third-party deliverables, the cost of obtaining necessary regulatory approval or certification and other costs related to product innovations can be substantial. We cannot be assured that we will successfully obtain necessary regulatory approvals, certifications or clearances for our new products or that our new products will successfully compete in the marketplace and, as a result, justify the expense involved in their development and regulatory approval or certification. In addition, our competitors may have developed or may in the future develop new products or technologies. Failure to develop new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business.

We face risks related to environmental, social and governance matters.

We and our facilities are subject to a broad range of U.S federal, state, local and foreign environmental laws and requirements, including those governing discharges to the air and water, the handling or disposal of solid and hazardous substances and wastes, remediation of contamination associated with the release of hazardous substances at our facilities and offsite disposal locations and occupational safety and health. We have made, and will continue to make, expenditures to comply with such laws and requirements. Future events, such as changes in existing laws and regulations, or the enforcement thereof, or the discovery of contamination at our facilities, may give rise to additional compliance or remediation costs that could have a material adverse effect on our business. Such laws and requirements are constantly changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. As a manufacturer of various products, we are exposed to some risk of claims with respect to environmental matters, and we cannot be assured that material costs or liabilities will not be incurred in connection with any such claims.

We continue to evaluate the necessary steps for compliance with regulations as they are enacted. These regulations include, for example, regulations enacted in the EU such as the Registration, Evaluation, Authorization and Restriction of Chemical Substances, which requires the registration of and regulates use of certain chemicals, the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, which regulates the use of certain hazardous substances in certain products our CooperSurgical division manufactures. These and similar legislation that has been or is in the process of being enacted in Japan, China and various states of the United States may require us to re-design certain products to ensure compliance with the applicable laws and regulations.

In addition, new disclosure standards and rules related to environmental, social and corporate governance (ESG) matters have been adopted and may continue to be introduced in various states and other jurisdiction. For example, the European Union Corporate Sustainability Reporting Directive (CSRD) became effective in 2023 and applies to both EU and non-EU entities. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. Further, the SEC is expected to finalize a climate change disclosure proposal in 2023. International ESG disclosure standards have also been produced (and further standards will be produced) under the auspices of the International Sustainability Standards Board (ISSB), which some countries (such as the UK) have indicated they may incorporate into ESG disclosure standards required of certain companies. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, significant effort and expenses could be required to comply with the evolving requirements. As our disclosure obligations increase, third parties may make claims or bring litigation relating to those disclosures which may be costly.

Environmental, social and corporate governance (ESG) issues, including those related to climate change and sustainability, may have an adverse effect on our business and damage our reputation.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

regarding the effects of substances present in certain of our products. Complying with these demands or requirements could cause us to incur additional manufacturing, operating or product development costs.

If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, and customers and consumers may choose to stop purchasing our products, which could have a material adverse effect on our reputation and business.

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

Risks Relating to Government Regulation of Manufacture and Sale of Our Products and Services.

Legislative or regulatory reforms in the United States, Europe or other countries may make it more difficult and costly for us to obtain regulatory clearances, approvals or certifications for our products or to manufacture, market or distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of drugs and medical devices. In addition, the FDA may change its premarket clearance and approval policies for drugs and medical devices, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. For example, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products.

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

In addition to traditional regulatory controls on drugs and medical devices, our business could be affected by emerging laws or regulations limiting our ability to offer certain of our products and services. For example, in the United States, the reversal by the U.S. Supreme Court of Roe v. Wade has raised concerns in the fertility industry that more restrictive laws could limit access to various reproductive services. New and emerging laws may be interpreted to limit access to contraceptive technologies or cryostorage services, which could adversely affect certain aspects of CooperSurgical’s business.

In addition, the EU landscape concerning medical devices (including IVDs) has recently evolved. A new set of two EU regulations have been adopted on April 5, 2017. On May 26, 2021, the EU MDR became applicable and replaced previous directives and established transitional provisions. The EU IVDR became applicable on May 26, 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the EU IVDR to prevent disruption in the supply of IVDs. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EU IVDR fully applies since May 26, 2022, but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. Both regulations have been adopted to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices (including IVDs) and ensure a high level of safety and health while supporting innovation.

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

Following the end of the “Brexit” transitional period, from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) became the UK’s independent regulatory agency for medical devices. Post-Brexit, amendments have been made to the existing UK medical devices legislation which require medical devices to be registered with the MHRA before being placed on the Great Britain market. Manufacturers based outside of the UK need to appoint a UK Responsible Person to register devices with the MHRA. Following a government consultation on changes to the UK’s medical device regulations, the response to which was published on June 26, 2022, it is anticipated that the core aspects of the future regime will now apply from July 1, 2025 so that medical devices placed on the market in Great Britain (England, Scotland, and Wales) will require a UK Conformity Assessment (UKCA) mark. However, the MHRA has recently confirmed that, subject to certain conditions, general medical devices compliant with the EU medical devices directive (EU MDD) or EU active implantable medical devices directive (EU AIMDD) with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of certificate or June 30, 2028. IVDs with valid certification can continue to be placed on the market until the earlier of certificate expiry or June 30, 2030. In advance of the new regime, the government also intends to introduce specific legislation on post-market surveillance, with new provisions expected to apply from mid-2024. However, UKCA marking alone will not be recognized in the EU. The rules for placing medical devices on the Northern Ireland market will differ from those in Great Britain. These modifications may have an effect on the way we intend to conduct our business in these countries.

Our medical device products are subject to reporting requirements and recalls, even after receiving regulatory clearance, approval or certification, which could harm our reputation and business.

After a device is placed on the market, numerous regulatory requirements apply, including the FDA's QSR regulations, which require manufacturers to follow, among other things, design, testing, production, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; and medical device reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products may have caused or contributed to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Medical device manufacturers, such as CooperVision and CooperSurgical, may, under their own initiative, recall a product if a reasonable possibility of serious injury or any material deficiency in a device is found, or withdraw a product to improve device performance or for other reasons. The FDA requires that certain corrections or removals, including recalls, be reported to the FDA within ten working days of initiating the correction or removal. Recalls of any of our products may divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. A recall could harm our reputation with customers and consumers which could reduce the sales of our products. In addition, the FDA or other foreign governmental agencies may implement enforcement actions in connection with a recall which could impair our product offerings and be harmful to our business and financial results.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

On February 23, 2022, the FDA issued a proposed rule to amend the QSR regulations to align more closely with the International Organization for Standardization standards. This proposal has not yet been finalized or adopted. Accordingly, it is unclear the extent to which this or any other proposals, if adopted, could impose additional or different regulatory requirements on CooperVision and CooperSurgical that could increase the costs of compliance or otherwise create competition that may negatively affect our business.

The manufacture of pharmaceutical therapeutics, such as Paragard, is complex and requires significant expertise and capital investment. We and our contract manufacturers must comply with cGMP regulations and guidelines. Manufacturers of pharmaceutical therapeutics often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our therapeutics or in the manufacturing facilities in which our therapeutics, if approved, are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of any of our therapeutics will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any therapeutic candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Any adverse developments affecting clinical or commercial manufacturing of our therapeutics may result in shipment delays, inventory shortages, lot failures, therapeutic withdrawals or recalls, or other interruptions in the supply of our therapeutics or therapeutic candidates. We may also have to take inventory write-offs and incur other charges and expenses for therapeutics or therapeutic candidates that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our therapeutics or therapeutic candidates and could have a material adverse effect on our business.

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

Our medical devices and pharmaceutical products require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices and drug products may only be marketed for the indications for which they are approved or cleared. The process of obtaining, renewing and maintaining regulatory clearances and approvals to market a medical device, particularly from the FDA, can be costly and time consuming. We cannot be assured that such clearances and approvals will be granted on a timely basis, if at all, and significant delays in the introduction of any new products or product enhancements may occur, which could adversely affect our competitive position and results of operations. In addition, the FDA and authorities in foreign jurisdictions may change their policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products, increase the cost of compliance, impose additional regulatory requirements on us, or otherwise impact our ability to market our currently approved or cleared products.

Modifications and enhancements to medical devices also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every medical device manufacturer to make this determination in the first instance, but the FDA may review any manufacturer's decision. We have made modifications and enhancements to our medical devices that we do not believe require a new clearance or application, but we cannot confirm that the FDA will agree with our decisions. If the FDA requires us to seek clearance or approval for a modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure that we will be successful in obtaining clearances or approvals for our modifications, if required.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability, which would adversely affect our business. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

Subject to transitional provisions and in order to sell our products in the EU, our products must respectively comply with general safety and performance requirements of the EU MDR and the EU IVDR. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (CE) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in the Annexes to the EU MDR and EU IVDR including that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I) or general IVDs (Class A), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects of a medical device), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards—ISO 13485:2016 for Quality Management Systems—conform to these requirements). If satisfied that the relevant product conforms to the general safety and performance requirements, the notified body issues an EU certificate, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to remain in compliance with applicable EU laws, directives or regulations, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and EEA.

In the EU, regulatory authorities have the power to carry out announced and, if necessary, unannounced inspections of companies, as well as suppliers and/or sub-contractors and, where necessary, the facilities of professional users. Failure to comply with regulatory requirements (as applicable) could require time and resources to respond to the regulatory authorities’ observations and to implement corrective and preventive actions, as appropriate. Regulatory authorities have broad compliance and enforcement powers and if such issues cannot be resolved to their satisfaction can take a variety of actions, including untitled or warning letters, fines, consent decrees, injunctions, or civil or criminal penalties.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA.

The advertising and promotion of medical devices is subject to some general principles set forth in the EU legislation. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, apply to the advertising thereof and contain general rules, for example, requiring that advertisements be evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

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

We offer certain genetic testing services to help identify the likelihood of pregnancy as well as identify possible disorders or diseases of a child prior to birth. Regulatory and legislative proposals addressing oversight of genetic testing have been introduced in the United States, and we expect that new proposals will be introduced from time to time both in the United States and in foreign countries in the future. Although the FDA has statutory authority to assure that medical devices, including IVDs, are safe and effective for their intended uses, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and regulations with respect to laboratory developed tests (LDTs). The FDA defines LDTs as a type of in vitro diagnostic test that is designed, manufactured, and used within a single laboratory. We believe our tests fall within the definition of an LDT. As a result, we believe our tests are not currently subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions. However, if there are changes in the FDA’s policy, or if the FDA disagrees that our marketed tests are LDTs or that we are marketing our tests outside the scope of the FDA’s current policy of enforcement discretion, we may become subject to extensive regulatory requirements and may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. This could significantly increase the costs and expenses of conducting, or otherwise harm, our business.

Legislative proposals addressing the FDA’s oversight of LDTs have been introduced by Congress in the past and new legislative proposals may be introduced from time to time in the future. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s ability to enforce its medical device regulations with respect to certain LDTs is difficult to predict at this time. If the FDA ultimately begins to enforce its medical device requirements with respect to LDTs, our genetic tests may be subject to additional regulatory requirements imposed by the FDA, the nature and extent of which would depend upon applicable final guidance or regulation by the FDA or instruction by Congress. For example, as part of the Spring 2023 Unified Agenda, the FDA published a proposed rule to the Office of Management and Budget to amend FDA regulations to make explicit that LDTs are devices under the FDCA. If the FDA imposes significant changes to the regulation of LDTs it could reduce our revenue or increase our costs and adversely affect our business.

Any new FDA enforcement policies affecting LDTs or new legislation, regulations such as the EU IVDR regulation may result in increased regulatory burdens on our ability to continue marketing our genetic products and to develop and introduce new products in the future, which could reduce our revenue or increase our costs and adversely affect our business.

In addition, changes in the way the EU regulates LDTs could result in additional expenses for offering our current and any future tests or possibly delay or suspend development or commercialization of such tests. In the EU, the regulatory landscape has recently evolved and the general safety and performance requirements set out in the EU Good Manufacturing Practice guidelines are also applicable to devices manufactured and used only within health institutions. Manufacturers of such devices are required to demonstrate conformity with the general safety and performance requirements through performance evaluations and the manufacturer’s quality management system framework. The EU IVDR provides that, with the exception of the relevant general safety and performance requirements, the requirements imposed by the EU IVDR on in vitro diagnostic medical devices do not generally apply to devices manufactured and used only within health institutions established in the EU, provided that certain conditions are met. Under the EU IVDR, health institutions may manufacture, modify and use medical devices within such institutions, thereby addressing the specific needs of target patient groups on a non-industrial scale. Under such circumstances, where the LDTs are manufactured and used strictly within health institutions (which may include hospitals, laboratories, public health institutions that support the healthcare system and/or address patient needs but do not treat or care for patients directly), LDTs would continue to be

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

exempt from regulation. However, compared to the EU IVDD, the exemptions for LDTs will, overall, be narrowed, as even in relation to LDTs, health institutions—among others—are required to provide information upon request on the use of such devices to their competent authority and each health institution will have to draw up a declaration which it will make publicly available. If these conditions are not met and/or diagnostic tests are manufactured and used only within health institutions but “on an industrial scale,” such tests will qualify as in vitro diagnostic medical devices with the full applicability of the EU IVDR. LDTs regulated by the EU IVDR will be subject to conformity assessments and inspections by the relevant competent authority, who will also review the declarations and statements made by the health institutions in relation to their LDTs. If our tests do not qualify for an exemption, we may be subject to the full application of the EU IVDR with respect to some or all of our existing, as well as future, tests, and we would be required to expend additional time and resources to complying with the requirements of the EU IVDR.

If we fail to comply with applicable federal, state, local and foreign laboratory licensing requirements, we could lose the ability to perform our genetic tests or experience disruptions to our business.

We are subject to the Clinical Laboratory Improvement Amendments of 1988 (CLIA), a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratories must be certified under CLIA and ISO 15189 in order for us to perform testing on human specimens. In addition, our proprietary tests must also be recognized as part of our accredited programs under CLIA so that we can offer them in our laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The law also requires us to maintain a state laboratory license to conduct testing in that state. In addition, we are subject to the UK Human Fertilization & Embryology Association (HFEA) regulating IVF. Our laboratories are located in Japan, the United Kingdom and United States, and we must maintain the requisite licenses in each jurisdiction.

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, a state or foreign license or accreditation, could have a material and adverse effect on our diagnostic testing business, operating results and financial condition. The CMS also has the authority to impose a wide range of sanctions, including revocation of the CLIA certification along with a bar on the ownership or operation of a CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we were to lose our CLIA certification or required state or foreign licensure, we would not be able to operate our clinical laboratory and conduct our tests, worldwide or in particular jurisdictions, which would adversely impact our diagnostic testing business, operating results, and financial condition.

Our HCT/P products are subject to extensive government regulation and our failure to comply with these requirements could cause our business to suffer.

In the United States, we provide donor egg and sperm for fertility treatments, in addition to fertility cryopreservation services and newborn stem cell storage (cord blood and cord tissue). Donated reproductive tissues, including eggs and sperm, as well as cord blood and cord tissue, are regulated to by the FDA as human cells, tissues and cellular or tissue-based products (HCT/Ps). In the United States, we are marketing these HCT/Ps pursuant to Section 361 of the Public Health Service Act (PHSA) and 21 C.F.R. Part 1271 of FDA’s regulations. The so-called “361 HCT/Ps” are not currently subject to the FDA requirements to obtain marketing authorizations, so long as they meet certain criteria set forth in FDA regulations. However, HCT/Ps regulated as 361 HCT/Ps are currently subject to requirements relating to registering facilities and listing products with the FDA, as well as stringent requirements relating to processing, storing, labeling and distributing HCT/Ps, including, screening and testing for tissue donor eligibility, providing required labeling information, record keeping and adverse event reporting. If we fail to comply with these requirements, we could be subject to FDA allegations of noncompliance or enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties. To be regulated as 361 HCT/Ps, these products must meet the FDA’s criteria to be considered “minimally manipulated” and intended for “homologous use,” among other requirements. HCT/Ps that do not meet the criteria to be considered 361 HCT/Ps are subject to the FDA’s regulatory requirements applicable to medical devices, biologics or drugs, including, importantly, the requirement for premarket review and approval or clearance prior to marketing.

We believe our HCT/Ps are regulated solely under Section 361 of the PHSA, and therefore, we have not sought or obtained 510(k) clearance, PMA approval, or licensure through a Biologics License Application (BLA) for such HCT/Ps. However, the FDA could disagree with our determination that these human tissue products are 361 HCT/Ps and could determine that these products are biologics requiring a BLA or medical devices requiring 510(k) clearance or PMA approval, and could require that we cease marketing such products and/or recall them pending appropriate clearance, approval or licensure from the FDA, which would adversely affect our business.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

The ability of the FDA, foreign agencies and notified bodies to review and clear, approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s, foreign agencies’ and notified bodies’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s, foreign agencies’ and notified bodies’ ability to perform routine functions. Average review times at the FDA, foreign agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, foreign agencies and notified bodies and other agencies may also slow the time necessary for new drugs and medical devices or modifications to cleared or approved drugs and medical devices to be reviewed, approved and/or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign and domestic manufacturing facilities. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA, other regulatory authorities, or notified bodies from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The costs of complying with the requirements of federal, state and foreign laws pertaining to the privacy and security of personal information, including health related information and the potential liability associated with failure to do so could materially adversely affect our business.

Numerous laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information (PII), including protected health information (PHI). We collect and process PII in multiple ways in our various business lines and are subject to risk associated with compliance with many of these laws and regulations. Some of our businesses expose us to increasingly stringent regulations for handling personal information (where, for example, we collect or process PII deemed to be sensitive by regulatory authorities, such as PHI).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Under U.S. law, HIPAA establishes national privacy and security standards for protection of PHI by covered entities and the business associates with whom such entities contract for services. HIPAA requires both covered entities and business associates to develop and maintain policies and procedures for PHI that is used or disclosed, and to adopt administrative, physical and technical safeguards to protect PHI. Mandatory penalties for HIPAA violations can be significant. A single breach incident can result in violations of multiple standards. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed.

We maintain technical, organizational and contractual safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable laws and our contractual obligations; however, we may not be able to prevent incidences of inappropriate use or unauthorized access to PHI by our employees, contractors or external factors, despite the safeguards. Any such breaches of our systems or those of our vendors, customers or other third parties could result in exposure to liability under federal and state laws and/or under our contractual arrangements and could adversely impact our business.

We are also subject to various other laws in the United States such as Section 5(a) of the Federal Trade Commission Act, which requires a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities and the CCPA, which gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, which went into effect on January 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk processing, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have been proposed or enacted in other states and at the federal level, and when passed, such laws may have potentially conflicting requirements that would make compliance challenging.

We are also subject to laws and regulations in countries other than United States covering data privacy and the protection of health-related and other personal information. EU and EEA member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the GDPR imposes stringent operational requirements for processors and controllers of personal data in the context of an establishment in the EEA or the processing of personal data of individuals within the EEA and increases the scrutiny of transfer of personal data from the EEA. Following the UK's withdrawal from the EEA and the EU, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into the UK national law (the UK GDPR). In addition, countries of the EEA may impose further obligations relating to the processing of genetic, biometric or health data, which could further add to our compliance costs and limit how we process this information. Some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. We may be subject to diverging requirements under EU member state laws and UK law. We are also subject to China's Personal Information Protection Law (PIPL), which imposes requirements regarding processing PII, data localization and cross-border transfers of PII, as well as a number of other laws in the Asia Pacific area, As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business.

Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of PII may result in governmental enforcement actions and investigations including by European Data Protection Supervisory Authorities, fines and penalties, litigation, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit and/or civil claims (including class actions), adverse publicity and reputational damage. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligations under privacy laws and regulations and could in turn have a material adverse effect on our business.

When we acquire companies or business that engage personal data processing, we may become subject to additional regulation or scrutiny, particularly if such activity is different in nature from what we have done in the past. For example, with the recent addition of cord blood and cord tissue storage (and other cryostorage) businesses, we interact directly with our customers and collect and maintain personal information regarding our customers and donors. Acquisitions like this could subject us to additional regulatory and consumer liability risk and the cost of analyzing and integrating new privacy compliance programs.

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

These measures could result in decreased net revenues or increased expenses from our fertility, office and surgical portfolios and decrease potential returns from our development efforts.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price (AMP), beginning January 1, 2024. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined.

In foreign countries where we market our products, recent healthcare reform has taken place as well. For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In addition, third-party payors, whether governmental or commercial, whether inside the United States or abroad, increasingly attempt to contain or reduce the costs of health care. These cost-control methods include prospective payment systems, capitated rates, group purchasing, redesign of benefits, requiring pre-authorizations or second opinions prior to certain medical procedures, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. Although cost controls or other requirements imposed by third-party payors have not historically had a significant effect on contact lens prices or distribution practices, this could change in the future and could adversely affect our business.

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

Laws pertaining to health care fraud and abuse could materially adversely affect our business.

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

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

chiropractors), certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers and self-pay patients; some state laws that require biotechnology companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws that require the registration of sales representatives.

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

Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could indirectly have a negative impact on our business, financial condition and results of operations. Because of the complex and far-reaching nature of these laws, we cannot be assured that we would not be required to alter one or more of our practices to be in compliance with these laws. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, changes in these laws, regulations, or administrative or judicial interpretations, may require us to further change our business practices or subject our existing business practices to legal challenges, which could have a material adverse effect on our business.

Risks Relating to Interest and Foreign Exchange Rates, Debt and Equity

Exchange rate fluctuations and foreign currency hedges could adversely affect our financial results.

As a result of our international operations, currency exchange rate fluctuations may affect our results of operations and financial position. Our most significant currency exposures are the British pound, Euro and Japanese yen. We expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent we are unable to materially offset non-functional currency flows, exchange rate fluctuations could have a positive or negative impact on our financial condition and results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings and can make it more difficult for our stockholders to understand the relative strengths or weaknesses of the underlying business on a period-over-period comparative basis. Although we may enter into foreign exchange agreements with financial institutions to reduce our net exposure to fluctuations in foreign currency values relative to our non-functional currency obligations or balances, they would not eliminate that risk entirely.

We are vulnerable to interest rate risk with respect to our debt.

We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain a desired mix of fixed-rate and variable-rate debt, from time to time we may use interest rate swap agreements to fix a portion of our variable-rate debt as further described in Note 13. Financial Derivatives and Hedging of the Consolidated Financial Statements. We may not be successful in structuring such swap agreements to manage our risks effectively, which could adversely affect our business.

Effective February 1, 2023, the Company transitioned its credit agreements from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate ("SOFR"). The Company adopted this guidance prospectively on February 1, 2023, and it did not have a material impact on our business.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

We have now and expect to continue to have a significant amount of indebtedness.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Our credit facilities contain financial and other restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which could adversely affect our business.

Volatility in the securities markets, interest rates, and other factors could substantially increase our defined benefit plan costs.

We sponsor a defined benefit plan for certain employees in the United States. This defined benefit plan is funded with trust assets invested in a diversified portfolio of securities and other investments. Changes in interest rates, mortality rates, early retirement rates, investment returns, discount rates and the market value of plan assets can affect the funded status of our defined benefit plan and cause volatility in the net periodic benefit cost and future funding requirements of the plan. A significant increase in our obligations or future funding requirements could increase our cash requirements and adversely affect our business.

Risks Relating to Taxes

Changes in tax laws, examinations by tax authorities, and changes in our geographic composition of income could adversely affect our business.

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

Our effective tax rate could fluctuate based on the geographic composition of income, which could significantly change based on our business results and acquisitions. Our effective tax rate could also fluctuate based on changes in estimates, changes in excess tax benefits from share-based compensation, changes in non-deductible expenses, and the valuation of deferred tax assets and liabilities. These fluctuations could have an adverse effect on our business.
Item 1B. Unresolved Staff Comments.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2023. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 303,872 square feet in the United Kingdom, 347,329 square feet in Costa Rica, 115,000 square feet in Puerto Rico, 493,833 square feet in New York, 80,000 square feet in Arizona and 34,453 square feet in Texas. The following table lists those properties that we lease. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Leased Square Feet	Operations
AMERICAS
United States:
California	200,140	Executive offices; CooperVision manufacturing, research & development and administrative offices; CooperSurgical research & development, distribution and administrative offices
New York	132,813	CooperVision and CooperSurgical distribution and administrative offices
New Jersey	37,700	CooperSurgical research and development, distribution and administrative offices
Connecticut	275,337	CooperSurgical distribution and administrative offices
Arizona	45,000	CooperVision manufacturing and distribution

Puerto Rico	740,954	CooperVision manufacturing, research and development and distribution
Canada	63,836	CooperVision manufacturing and administrative office; CooperSurgical research & development, distribution and administrative offices
Brazil	22,048	CooperVision distribution and administrative office
Other Americas	58,365	CooperVision distribution and administrative offices; CooperSurgical research & development, distribution and administrative offices

EMEA
United Kingdom	667,384	CooperVision manufacturing, distribution, research & development and administrative offices; CooperSurgical research & development, administrative offices
Hungary	330,245	CooperVision manufacturing
Belgium	282,108	CooperVision distribution
Spain	181,145	CooperVision distribution and administrative office; CooperSurgical administrative office
Netherlands	279,288	CooperVision administrative offices; CooperSurgical research & development and distribution
Other EMEA	148,980	CooperVision distribution and administrative offices; CooperSurgical administrative offices

ASIA PACIFIC
Japan	109,163	CooperVision distribution and administrative offices; CooperSurgical laboratory/research & development
Australia	40,139	CooperVision marketing and distribution; CooperSurgical research & development and distribution
Other Asia Pacific	92,517	CooperVision distribution, marketing and administrative offices; CooperSurgical marketing and administrative office

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cooper's common stock, par value $0.10 per share, is traded on the Nasdaq under the symbol “COO.” Prior to September 26, 2023, Cooper's common stock traded on the New York Stock Exchange under the symbol "COO". At December 1, 2023, there were 256 common stockholders of record.

Dividend Policy

In the past, we have paid annual cash dividends on our common stock of $0.06 per share, in two semiannual payments of $0.03 per share each. In dollar terms, we paid cash for dividends of $3.0 million in each of fiscal 2023 and 2022. Dividends are paid when, as and if declared at the discretion of our Board of Directors from funds legally available for that purpose. Our Board of Directors considers the Company's earnings, financial condition, liquidity needs, business plans and opportunities and other factors in determining whether to declare a dividend. In December 2023, our Board of Directors decided to end the declaration of the semiannual dividend.

Performance Graph

The following graph compares the cumulative total return on Cooper's common stock with the cumulative total return of the Standard & Poor 500 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2023. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2018, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc.,
the S&P 500 Index and the S&P Health Care Equipment Index

$200
$150
$100
$50
$0
10/18
10/19
10/20
10/21
10/22
10/23
The Cooper Companies, Inc.
S&P 500
S&P Health Care Equipment

*$100 invested on October 31, 2018, in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

Issuer Purchases of Equity Securities

There was no share repurchase activity during the three-month period ended October 31, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2023, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of October 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity compensation plans approved by shareholders(3)	1,505,841	$277.29	2,325,881
Equity compensation plans not approved by shareholders	—	—	—
Total	1,505,841	$277.29	2,325,881

(1) Includes (i) 290,029 shares subject to outstanding Restricted Stock Units (RSU), (ii) 138,256 shares subject to Performance Share Units (PSU), calculated at the maximum potential payout and (iii) 1,077,556 shares subject to outstanding options. Does not include rights to purchase shares under the 2019 Employee Stock Purchase Plan (2019 ESPP).

(2) The weighted-average exercise price is calculated based solely on the exercise prices of outstanding options and do not reflect shares to be issued upon the vesting of RSUs and PSUs, which have no exercise price.

(3) Includes information with respect to the Third Amended and Restated 2007 Long Term Incentive Plan for Employees (2007 Plan), the 2023 Long-Term Incentive Plan (2023 Plan), which replaces the 2007 Plan, and the 2019 ESPP, as discussed in Note 9. Stock Plans of the Consolidated Financial Statements. Also includes information from the 2020 Long Term Incentive Plan for Non-Employee Directors (2020 Directors' Plan). As of October 31, 2023, up to 1,376,240 shares of Common Stock may be issued pursuant to the 2023 Plan, up to 921,974 shares of Common Stock may be issued pursuant to the 2019 ESPP and up to 27,667 shares of Common Stock may be issued pursuant to the 2020 Directors' Plan.
Item 6. Reserved

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Results of Operations

In this section, we discuss the results of our operations for fiscal 2023 compared with fiscal 2022. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” For a discussion related to fiscal 2022 compared with fiscal 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2022, which was filed with the United States Securities and Exchange Commission (SEC) on December 9, 2022, and is available on the SEC's website at www.sec.gov and our Investor Relations website at investor.coopercos.com.

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
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal and toric multifocal contact lenses offered in materials like silicone hydrogel Aquaform technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care contact lens markets with myopia management contact lenses using its ActivControl technology and with products such as orthokeratology (ortho-k) and scleral lenses. CooperVision has FDA approval for its MiSight 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12. Further, CooperVision has Chinese NMPA approval for its MiSight 1 day lens for use in China. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses. Our single-use silicone hydrogel product franchises, clariti, MyDay and MyDay Energys remain a focus as we expect increasing demand for these products, as well as future single-use products, as the global contact lens market continues to shift to this modality. Outside of single-use, the Biofinity and Avaira Vitality product families comprise our focus in the FRP, or frequent replacement product, market which encompasses the monthly and two-week modalities. Included in this segment are unique products such as Biofinity Energys, which helps individuals with digital eye fatigue.
CooperSurgical - Our CooperSurgical business competes in the fertility and women's health care market through its diversified portfolio of products and services, including fertility products and services, medical devices, cryostorage (such as cord blood and cord tissue storage) and contraception. CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net Sales Fiscal 2023 and 2022
$ (Millions)
$2,423.7
$2,243.3
$1,169.5
$1,065.1
$3,593.2
$3,308.4
CooperVision
CooperSurgical
Consolidated
Fiscal 2023
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions)	2023	2022	2023 vs. 2022 % Change
Toric	$828.7	$737.4	12%
Multifocal	305.7	264.4	16%
Single-use spheres	705.4	661.6	7%
Non single-use sphere, other	583.9	579.9	1%
	$2,423.7	$2,243.3	8%
In the fiscal year ended October 31, 2023, the growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations, which approximated $61.0 million.
•Toric and multifocal lenses grew primarily through the success of MyDay and Biofinity.
•Single-use sphere lenses grew primarily through MyDay, MiSight, and clariti lenses.
•Non single-use sphere lenses grew primarily through specialty lenses.
•"Other" products represented approximately 1% of net sales in fiscal 2023 and 2022.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

($ in millions)	2023	2022	2023 vs. 2022 % Change
Americas	$991.3	$887.2	12%
EMEA	891.6	843.7	6%
Asia Pacific	540.8	512.4	6%
	$2,423.7	$2,243.3	8%
CooperVision's growth in net sales across all regions was primarily attributable to market gains of silicone hydrogel contact lenses. Refer to CooperVision Net Sales by Category above for further discussion.
CooperSurgical Net Sales by Category
CooperSurgical supplies the fertility and women's health care market with a diversified portfolio of products and services. Our office and surgical offerings include products that facilitate surgical and non-surgical procedures that are commonly performed primarily by obstetricians and gynecologists in hospitals, surgical centers, fertility clinics and medical offices. Fertility offerings include highly specialized products and services that target the IVF process, including diagnostics testing with a goal to make fertility treatment safer, more efficient and convenient.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The chart below shows the percentage of net sales of office and surgical and fertility.
Office/Surgical – This includes Endosee endometrial imaging products, Fetal Pillow cephalic elevation devices for use in Cesarean sections, illuminated speculum products, Lone Star retractor systems, loop electrosurgical excision procedure (LEEP) products, Mara water ablation systems, cryostorage (such as cord blood and cord tissue storage), Paragard contraceptive IUDs, point-of-care products and uterine positioning products.
Fertility – This includes fertility consumables and equipment, donor gamete services, and genomic services (including genetic testing).

($ in millions)	2023	2022	2023 vs. 2022 % Change
Office and surgical	$689.5	$633.6	9%
Fertility	480.0	431.5	11%
	$1,169.5	$1,065.1	10%

In the fiscal year ended October 31, 2023, the net sales increase in both categories was partially due to the addition of Generate Life Sciences (Generate) on December 17, 2021. Additionally, office and surgical net sales increased due to an increase in sales from products such as Uterine Manipulators, Fetal Pillow and Surgical Retractors, and fertility net sales increased due to an increase in revenue from consumable products and genomic services. The increase was partially offset by unfavorable foreign exchange rate fluctuations, which approximated $15.1 million.
Gross Margin
Consolidated Gross Margin was relatively flat at 66% in fiscal 2023 compared to 65% in fiscal 2022.

Selling, General and Administrative (SGA) Expenses

($ in millions)	2023	% Net Sales	2022	% Net Sales	2023 vs. 2022 % Change
CooperVision	$871.1	36%	$826.7	37%	5%
CooperSurgical	559.4	48%	461.7	43%	21%
Corporate	70.7	—	53.8	—	31%
	$1,501.2	42%	$1,342.2	41%	12%

CooperVision's SGA expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to an increase in selling and marketing activities, distribution costs, and an intangible assets impairment charge associated with the discontinuation of

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

certain products, partially offset by $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone.
CooperSurgical's SGA expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to an increase in selling and marketing activities and the payment of a $45.0 million termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business. See Note 3. Acquisitions and Joint Venture for further information on the termination fee.
Corporate SGA expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to share-based compensation related expenses.
Research and Development (R&D) Expenses

($ in millions)	2023	% Net Sales	2022	% Net Sales	2023 vs. 2022 % Change
CooperVision	$73.4	3%	$62.4	3%	18%
CooperSurgical	64.0	5%	47.9	4%	34%
	$137.4	4%	$110.3	3%	25%
CooperVision's R&D expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to European Medical Device Regulation costs and myopia management programs, and timing of R&D projects. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.

CooperSurgical's R&D expenses increased in fiscal 2023 compared to fiscal 2022 mainly due to European Medical Device Regulation costs. CooperSurgical's R&D activities are focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.
Amortization Expense

($ in millions)	2023	% Net Sales	2022	% Net Sales	2023 vs. 2022 % Change
CooperVision	$32.9	1%	$32.3	1%	2%
CooperSurgical	153.3	13%	147.2	14%	4%
	$186.2	5%	$179.5	5%	4%
CooperVision's amortization expense for fiscal 2023 compared to fiscal 2022 remained relatively flat year over year.
CooperSurgical's amortization expense increased in fiscal 2023 compared to fiscal 2022, primarily due to the amortization of intangible assets recently acquired through acquisitions.
Operating Income

($ in millions)	2023	% Net Sales	2022	% Net Sales	2023 vs. 2022 % Change
CooperVision	$587.7	24%	$494.3	22%	19%
CooperSurgical	16.1	1%	67.1	6%	(76)%
Corporate	(70.7)	—	(53.8)	—	(31)%
	$533.1	15%	$507.6	15%	5%

CooperVision's operating income increased in fiscal 2023 compared to fiscal 2022, primarily due to an increase in net sales partially offset by net changes in operating expenses.

CooperSurgical's operating income decreased in fiscal 2023 compared to fiscal 2022, primarily due to an increase in SGA and R&D expenses, partially offset by an increase in net sales.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate operating loss increased in fiscal 2023 compared to fiscal 2022, primarily due to higher share-based compensation expenses.

Interest Expense

($ in millions)	2023	% Net Sales	2022	% Net Sales	2023 vs. 2022 % Change
Interest expense	$105.3	3%	$57.3	2%	84%
Interest expense increased during fiscal 2023 compared to the prior year, primarily due to higher interest rates.
Other Expense (Income), Net

($ in millions)	2023	2022
Investment gain	$—	$(47.7)
Foreign exchange loss	7.0	22.0
Other expense (income), net	7.9	0.7
	$14.9	$(25.0)
Investment gain in fiscal 2022 primarily consists of a gain on remeasurement of the fair value of retained equity investment in SGV as a result of deconsolidation.
Foreign exchange loss is primarily associated with the weakening of the U.S. dollar against foreign currencies and the effect on intercompany receivables.
Other expenses (income), net increased in fiscal 2023, primarily due to a loss on minority investments, partially offset by defined benefit plan related income.
Provision for Income Taxes

The effective tax rates for fiscal 2023 and 2022 were 28.7% and 18.8%, respectively. The increase was primarily due to changes in the geographic composition of pre-tax earnings, an increase in the UK statutory tax rate from 19% to 25%, capitalization of research and experimental expenditures for fiscal 2023 as required by the 2017 Tax Cuts and Jobs Act, and changes in unrecognized tax benefits.

The effective tax rate for fiscal 2023 was higher than the US federal statutory rate primarily due to foreign earnings subject to US tax. The effective tax rate for fiscal 2022 was lower than the US federal statutory rate primarily due to foreign earnings in jurisdictions with lower tax rates and changes in unrecognized tax benefits, partially offset by foreign earnings subject to US tax.

See Note 6. Income Taxes for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
Working capital at October 31, 2023 and October 31, 2022, was $735.9 million and $253.4 million, respectively. The increase in working capital was primarily due to repayment of the 364-day term loan during fiscal 2023 and an increase in inventories. See Note 5. Financing Arrangements for further information.

Cash Flow

($ in millions)	2023	2022	2021
Operating activities	$607.5	$692.4	$738.6
Investing activities	(449.0)	(1,831.2)	(450.3)
Financing activities	(173.9)	1,193.7	(311.4)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(2.3)	(12.9)	2.9
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(17.7)	$42.0	$(20.2)

Operating Cash Flow

Cash provided by operating activities in fiscal 2023 decreased compared to fiscal 2022, primarily due to the payment of a $45 million termination fee under an asset purchase agreement and net changes in operating capital, partially offset by net changes in other non-cash items.
The $45.0 million termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business was accrued for during the second quarter of fiscal 2023 and paid on August 9, 2023. See Note 3. Acquisitions and Joint Venture for further information on the termination fee.

Investing Cash Flow

Cash used in investing activities in fiscal 2023 was lower than cash used in investing activities in fiscal 2022, primarily attributable to $1.6 billion cash paid, net of cash acquired, for the Generate acquisition in fiscal 2022. The decrease in cash used for acquisitions was partially offset by an increase in purchases of property, plant and equipment.

Financing Cash Flow

Cash used in financing activities in fiscal 2023 was primarily due to repayments of $338.0 million on the 2021 364-day term loan, partially offset by $172.6 million of funds drawn on the 2020 Revolving Credit.

Cash provided by financing activities in fiscal 2022 was primarily due to funds received from the 2021 term loan facility ($1.5 billion) and the 2021 364-day term loan facility ($840.0 million), partially offset by $561.5 million repayments of the 2020 Revolving Credit, $502.0 million repayments of the 2021 364-day term loan facility, and $78.5 million repurchases of common stock.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of October 31, 2023:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
Revolving Credit:
2020 Revolving Credit	$1,290.0	$172.6	$2.1	$1,115.3	April 1, 2025
Term Loan:
2020 Term Loan	850.0	850.0	n/a	—	April 1, 2025
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,640.0	$2,522.6	$2.1	$1,115.3

As of October 31, 2023, the Company was in compliance with all debt covenants. See Note 5. Financing Arrangements for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Considering recent market conditions, we have re-evaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flow from operating activities and cash available under our 2020 Credit Agreement will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the Consolidated Financial Statements included in this annual report. To the extent additional funds are necessary to meet our liquidity needs such as that for acquisitions, share repurchases, cash dividends or other activities as we execute our business strategy, we anticipate that additional funds could be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

Share Repurchases
In December 2011, the Company's Board of Directors authorized the 2012 Share Repurchase Program ("2012 Program") and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. The program has no expiration date and may be discontinued at any time. Purchases under the 2012 Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements.
In fiscal 2023, there were no share repurchases under the 2012 Program. At October 31, 2023, $256.4 million remained authorized for repurchase under the program. See Note 8. Stockholders’ Equity for additional information.
Dividends
In fiscal 2023 and 2022, the Company declared regular dividends of 6 cents per share (a semiannual dividend of 3 cents per share) and paid a total of $3.0 million in each fiscal year. In December 2023, our Board of Directors decided to end the declaration of the semiannual dividend.
Contractual Obligations

As of October 31, 2023, we had the following contractual obligations:

Payments Due by Fiscal Year (In millions)	Total	2024	2025 & 2026	2027 & 2028	2029 & Beyond
Interest payments	$249.0	$113.3	$135.7	$—	$—
Transition tax on unremitted foreign earnings and profits (1)	88.6	22.1	66.5	—	—
Purchase obligations (2)	408.5	201.7	139.7	62.0	5.1
Total contractual obligations	$746.1	$337.1	$341.9	$62.0	$5.1

(1) As of October 31, 2023, we had $88.6 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the 2017 US Tax Act, which is payable in annual installments through fiscal 2026. The installment for fiscal 2023 is classified in "Other current liabilities" in our Consolidated Balance Sheet.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions and have excluded $24.0 million of long-term income taxes payable from the table above. See Note 6. Income Taxes for additional information.

(2) Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and includes obligations for inventory, capital expenditures and other operating expense commitments.

The table above excludes future payments for operating leases, long-term debt, and our defined benefit plan. The minimum future payments for operating leases are disclosed in Note 2. Operating Leases and future maturities of long-term debt are disclosed in Note 5. Financing Arrangements. The expected future benefit payments for our Retirement Income Plan through 2033 are disclosed in Note 10. Employee Benefits.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Management estimates and judgments are an integral part of financial statements prepared in accordance with GAAP. We consider an accounting estimate critical if changes in the estimate may have a material impact on our financial condition or results of operations. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable, however, actual results could differ from the original estimates, requiring adjustment to these balances in future period. The critical accounting policies described in this section address the more significant estimates required of management when preparing the Consolidated Financial Statements in accordance with GAAP.
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
Foreign Currency Exchange Risk
We operate multiple foreign subsidiaries that manufacture and market our products worldwide. As a result, our earnings, cash flow and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, capital expenditures and net investment in certain foreign operations. Most of our operations outside the United States have their local currency as their functional currency. We have exposure to multiple foreign currencies, including, among others, the British pound, Euro and Japanese yen. We have taken steps to minimize our balance sheet exposure by entering into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables.
At October 31, 2023, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $95.6 million in operating income for the fiscal year ended October 31, 2023. Refer to Item 1A. Risk Factors - "Our substantial and expanding international operations are subject to uncertainties which could affect our business." and Note 1. Organization and Significant Accounting Policies for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR (and, previously, LIBOR). As of October 31, 2023, we had outstanding debt for an aggregate carrying amount of $2.6 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk. Effective February 1, 2023, the base interest rate on our credit agreements was converted from LIBOR to SOFR.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the fourth quarter of fiscal 2023. Refer to Item 1A. Risk Factors - "We are vulnerable to interest rate risk with respect to our debt." and Note 5. Financing Arrangements for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
The Cooper Companies, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2023, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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
Evaluation of the sufficiency of audit evidence over inventories and net sales
As discussed in Notes 1 and 12 to the consolidated financial statements and disclosed in the consolidated balance sheet and consolidated statement of income, the Company recorded $735.6 million in inventories and $3,593.2 million in net sales as of and for the year ended October 31, 2023, respectively. Inventories are primarily comprised of raw materials, work-in-process, and finished goods that are physically located at certain of the Company's locations. Net sales are recognized primarily from the sale of products from each of the Company's locations.

We identified the evaluation of the sufficiency of audit evidence over inventories and net sales as a critical audit matter. Evaluating the sufficiency of the audit evidence obtained required subjective auditor judgment because of the decentralized structure and geographic dispersion of the Company's manufacturing and distribution locations. This included determining the locations for which procedures were performed.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over inventories and net sales, including the determination of the Company’s locations for which those procedures were performed. For certain locations where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company's inventories and net sales processes, including controls over the amounts recorded in inventories and the amounts recorded in net sales. We assessed the recorded inventories for each location where procedures were performed by participating in a physical inventory count and observing a sample of inventories on hand and comparing the cost recorded for a sample of inventories on hand to underlying documentation. We assessed recorded net sales for each location where procedures were performed by selecting a sample of net sales transactions and comparing the amount recognized to underlying documentation, such as contracts with customers and shipping documentation. We evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed over inventories and net sales, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP
We have served as the Company’s auditor since 1982.
San Francisco, California
December 8, 2023

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

Years Ended October 31, (In millions, except for earnings per share)	2023	2022	2021
Net sales	$3,593.2	$3,308.4	$2,922.5
Cost of sales	1,235.3	1,168.8	966.7
Gross profit	2,357.9	2,139.6	1,955.8
Selling, general and administrative expense	1,501.2	1,342.2	1,211.2
Research and development expense	137.4	110.3	92.7
Amortization of intangibles	186.2	179.5	146.1
Operating income	533.1	507.6	505.8
Interest expense	105.3	57.3	23.1
Other expense (income)	14.9	(25.0)	(8.8)
Income before income taxes	412.9	475.3	491.5
Provision for income taxes (Note 6)	118.7	89.5	(2,453.2)
Net income	$294.2	$385.8	$2,944.7
Earnings per share (Note 7)
Basic	$5.94	$7.83	$59.80
Diluted	$5.91	$7.76	$59.16
Number of shares used to compute earnings per share:
Basic	49.5	49.3	49.2
Diluted	49.8	49.7	49.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

Years Ended October 31, (In millions)	2023	2022	2021
Net income	$294.2	$385.8	$2,944.7
Other comprehensive income (loss):
Cash flow hedges, net of tax of $(2.4), $26.1 and $8.2, respectively	(7.0)	81.3	26.1
Change in minimum pension liability, net of tax of $1.0, $8.7 and $7.2, respectively	3.0	27.9	22.6
Foreign currency translation adjustment	17.0	(234.7)	82.0
Other comprehensive income (loss)	13.0	(125.5)	130.7
Comprehensive income	$307.2	$260.3	$3,075.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In millions)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$120.8	$138.2
Trade accounts receivable, net of allowance for credit losses of $31.3 at October 31, 2023 and $20.7 at October 31, 2022	609.7	557.8
Inventories (Note 1)	735.6	628.7
Prepaid expense and other current assets	238.8	208.9
Total current assets	1,704.9	1,533.6
Property, plant and equipment, net	1,632.6	1,432.9
Goodwill (Note 4)	3,624.5	3,609.7
Other intangibles, net (Note 4)	1,710.3	1,885.1
Deferred tax assets	2,349.5	2,443.1
Other assets	637.1	587.9
Total assets	$11,658.9	$11,492.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$45.4	$412.6
Accounts payable	261.9	248.8
Employee compensation and benefits	174.8	152.1
Deferred revenue	123.6	93.6
Other current liabilities	363.3	373.1
Total current liabilities	969.0	1,280.2
Long-term debt (Note 5)	2,523.8	2,350.8
Deferred tax liabilities	101.5	149.9
Long-term tax payable	90.2	113.2
Deferred revenue	184.2	198.3
Other liabilities	239.2	225.2
Total liabilities	$4,107.9	$4,317.6
Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $10 cents par value, 120.0 shares authorized, 53.9 issued and 49.5 outstanding at October 31, 2023 and 53.8 issued and 49.3 outstanding at October 31, 2022	5.4	5.4
Additional paid-in capital	1,833.4	1,765.5
Accumulated other comprehensive loss	(453.8)	(466.8)
Retained earnings	6,876.1	6,584.9
Treasury stock at cost: 4.4 shares at October 31, 2023 and 4.5 shares at October 31, 2022	(710.3)	(714.5)
Total Cooper stockholders' equity	7,550.8	7,174.5
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 8)	7,551.0	7,174.7
Total liabilities and stockholders’ equity	$11,658.9	$11,492.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at October 31, 2020	49.1	$4.9	4.3	$0.4	$1,646.8	$(472.0)	$3,261.8	$(617.3)	$0.2	$3,824.8
Net income	—	—	—	—	—	—	2,944.7	—	—	2,944.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	130.7	—	—	—	130.7
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	0.1	—	—	24.6	—	—	2.5	—	27.2
Treasury stock repurchase	(0.1)	—	0.1	—	—	—	—	(24.8)	—	(24.8)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	43.8	—	—	—	—	43.8
ASU 2016-13 adoption	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Balance at October 31, 2021	49.3	$5.0	4.4	$0.4	$1,715.2	$(341.3)	$6,202.1	$(639.6)	$0.2	$6,942.0
Net income	—	—	—	—	—	—	385.8	—	—	385.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(125.5)	—	—	—	(125.5)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	—	—	(2.1)	—	—	3.6	—	1.5
Treasury stock repurchase	(0.1)	—	0.1	—	—	—	—	(78.5)	—	(78.5)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	52.4	—	—	—	—	52.4
Balance at October 31, 2022	49.3	$5.0	4.5	$0.4	$1,765.5	$(466.8)	$6,584.9	$(714.5)	$0.2	$7,174.7
Net income	—	—	—	—	—	—	294.2	—	—	294.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	13.0	—	—	—	13.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.2	—	(0.1)	—	7.1	—	—	4.2	—	11.3
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	60.8	—	—	—	—	60.8
Balance at October 31, 2023	49.5	$5.0	4.4	$0.4	$1,833.4	$(453.8)	$6,876.1	$(710.3)	$0.2	$7,551.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$294.2	$385.8	$2,944.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367.7	346.1	309.3
Share-based compensation expense	62.1	54.2	43.8
Non-cash operating lease expense	40.0	32.2	31.8
Asset impairment charges, and other	49.4	4.5	(5.0)
Change in fair value of contingent consideration	(31.8)	(10.3)	66.1
Deferred income taxes	44.7	53.9	(2,502.2)
Change in assets and liabilities:
Accounts receivable	(60.2)	(33.8)	(75.5)
Inventories	(105.4)	(40.4)	(9.2)
Other assets	(89.4)	(16.9)	(69.1)
Operating lease right-of-use assets and liabilities, net	(34.2)	(51.3)	(27.5)
Accounts payable	5.5	49.9	(16.0)
Accrued liabilities	71.8	32.4	59.1
Accrued income taxes	(0.5)	(27.4)	10.0
Other long-term liabilities	(6.4)	(34.2)	(21.7)
Settlement of contingent consideration	—	(52.3)	—
Net cash provided by operating activities	607.5	692.4	738.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(392.5)	(242.0)	(214.4)
Acquisitions of businesses and assets, net of cash acquired	(56.5)	(1,641.3)	(235.9)
Proceeds from sale of interest in a subsidiary	—	52.1	—
Net cash used in investing activities	(449.0)	(1,831.2)	(450.3)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	2,124.2	1,511.0	1,427.4
Repayments of long-term debt	(1,953.9)	(561.5)	(1,416.0)
Net proceeds from (repayments of) short-term debt, other	(351.1)	329.3	(321.3)
Repurchase of common stock	—	(78.5)	(24.8)
Proceeds related to share-based compensation awards	15.1	8.9	33.7
Payments related to share-based compensation awards	(13.1)	(16.8)	(13.2)
Dividends on common stock	(3.0)	(3.0)	(3.0)
Issuance of common stock for employee stock purchase plan	7.9	7.2	5.8
Settlement of contingent consideration	—	(2.9)	—
Net cash (used in) provided by financing activities	(173.9)	1,193.7	(311.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.3)	(12.9)	2.9
Net (decrease) increase in cash, cash equivalents and restricted cash	(17.7)	42.0	(20.2)
Cash, cash equivalents, restricted cash and cash held for sale at beginning of year	138.6	96.6	116.8
Cash, cash equivalents and restricted cash at end of year	$120.9	$138.6	$96.6

Years Ended October 31, (In millions)	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$117.5	$49.1	$28.4
Income taxes	67.8	66.6	63.2
Operating lease liabilities	47.5	45.3	37.4
Operating lease ROU assets obtained in exchange for lease obligations	$42.6	$29.8	$26.5
Reconciliation of cash flow information:
Cash and cash equivalents	$120.8	$138.2	$95.9
Restricted cash included in other current assets	0.1	0.4	0.4
Cash held for sale	—	—	0.3
Total cash, cash equivalents, restricted cash and cash held for sale	$120.9	$138.6	$96.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Organization and Significant Accounting Policies
Organization
The Cooper Companies, Inc. (Cooper, we or the Company) is a global medical device company publicly traded on the Nasdaq (Nasdaq: COO). Prior to September 26, 2023, Cooper's common stock traded on the New York Stock Exchange under the symbol "COO". Cooper operates through two business units, CooperVision and CooperSurgical.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Product Returns
Consistent with industry practice, the Company generally offers Customers a limited right of return for a product that has been purchased from the Company. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. Historically, returns have been infrequent and insignificant relative to our total sales. Our refund liability for product returns is included in "Other current liabilities" in our Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers.

Rebates and Chargebacks
Rebates are estimated based on contractual terms, historical experience, customer mix, trend analysis and projected market conditions in the various markets served.
Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list wholesale prices charged to the Company’s direct customers. For certain office and surgical portfolio in CooperSurgical, customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers. CooperSurgical rebates are predominately related to the Medicaid rebate provision that is estimated based upon contractual terms, historical experience, and trend analysis.
Contract Liabilities
Deferred revenue primarily represents prepaid stem cell storage as part of the CooperSurgical business unit. Revenue related to stem cell storage is recognized over the service period, which can range from one year to the lifetime of a customer. The current portion of the deferred revenue balances at the beginning of each year presented were generally fully recognized in the subsequent 12-month period.
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
The expected life of the share-based awards is based on the expected time to post-vesting forfeiture and/or exercise. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. In determining the expected volatility, management considers implied volatility from publicly-traded options on Cooper's common stock at the date of grant, historical volatility and other factors. The risk-free interest rate is based on the continuous rates provided by the United States Treasury with a term equal to the expected life of the award. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.
Forfeitures are estimated at the time of grant, based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Foreign Currency Translation
Most of our operations outside the United States use their local currency as their functional currency. We translate these assets and liabilities into U.S. dollars at year-end exchange rates. We translate income and expense accounts at average exchange rates for the period. We record gains and losses from the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. We record gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location's functional currency in net income for each period.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Financial Derivatives and Hedging
Derivatives are recorded on the Consolidated Balance Sheets at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative instrument and whether it qualifies for hedge accounting.

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
The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). Refer to Note 5. Financing Arrangements for further information.
The fair value of the Company's interest rate swap contracts is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap contracts were categorized as Level 2 in the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. The fair value of derivative instruments is included in "Other assets" in our Consolidated Balance Sheets. On our Consolidated Financial Statements. the gain or loss on the derivatives is recorded as a component of "Accumulated other comprehensive loss" and subsequently reclassified into "Interest expense" in the same period during which the hedged transaction affects earnings. Refer to Note 13. Financial Derivatives and Hedging for further information.
The Company uses fair value measures for assets and liabilities acquired in an acquisition, which are considered a Level 3 measurement. Contingent consideration for which a liability is recorded and the initial measurement of the joint venture interest are also categorized as Level 3 in the fair value hierarchy; and the change in fair value is recognized in "Selling, general and administrative expense" in the Consolidated Statements of Income. The fair value is measured by discounting expected future cash flows. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. Refer to Note 3. Acquisitions and Joint Venture for further information.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Earnings Per Share
We determine basic earnings per share (EPS) by using the weighted-average number of shares outstanding. We determine diluted EPS by increasing the weighted-average number of shares outstanding in the denominator by the number of outstanding dilutive equity awards using the treasury stock method.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments purchased with maturities of three months or less to be cash equivalents.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost that approximates actual cost, on a first-in, first-out basis.

October 31, (In millions)	2023	2022
Raw materials	$207.3	$173.7
Work-in-process	19.0	15.2
Finished goods	509.3	439.8
	$735.6	$628.7
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

October 31, (In millions)	2023	2022
Land and improvements	$20.2	$18.7
Buildings and improvements	488.5	415.6
Machinery and equipment	2,187.1	1,973.6
Construction in progress	486.3	393.0
Property, plant and equipment, at cost	$3,182.1	$2,800.9
Less: Accumulated depreciation	1,553.3	1,387.2
Property, plant and equipment, net	$1,628.8	$1,413.7
Finance lease ROU assets, net	3.8	19.2
	$1,632.6	$1,432.9
Leases
We consider an arrangement a lease if the arrangement transfers the right to control the use of an identified asset in exchange for consideration. We have operating leases, but do not have material financing leases. The Company primarily has operating leases for office, manufacturing and warehouse space, vehicles, and office equipment.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the future lease payments over the lease term. The lease term reflects the noncancellable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the Consolidated Balance Sheets. As our leases typically do not contain a readily determinable implicit rate, we determine the present value of the lease liability using our incremental borrowing rate at the lease commencement date based on the lease term on a collateralized basis.

The Company’s operating leases typically include non-lease components such as common-area maintenance costs. The Company has elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
Leases with a term of one year or less are not recognized in the Consolidated Balance Sheets, while the associated lease payments are expensed in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.
Operating leases are classified in “Other current liabilities”, “Other liabilities”, and “Other assets” in our Consolidated Balance Sheets. Operating lease expense is recognized on a straight-line basis over the expected lease term and included in "Selling, general and administrative expense" in our Consolidated Statements of Income. Financing leases are classified in "Property, plant and equipment, net", "Short-term debt", and "Long-term debt" in our Consolidated Balance Sheets. See Note 2. Operating Leases and Note 5. Financing Arrangements for further information.
Cloud Computing Arrangements

The Company capitalizes certain costs related to the acquisition and development of internal use software, including implementation costs incurred in a cloud computing arrangement, during the application development stages of projects. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Implementation costs are included in “Other assets” in our Consolidated Balance Sheets. Amortization of capitalized implementation costs is included in the same line item in the Consolidated Statements of Income as the expense for fees for the associated hosting arrangement.

Valuation of Goodwill
We evaluate goodwill for impairment annually during the fiscal third quarter and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. Goodwill is tested for impairment at the reporting unit level by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. We perform a qualitative assessment to test each reporting unit's goodwill for impairment, which includes industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value of the reporting unit.
Long-lived Assets
We review long-lived assets held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset group are compared to the asset group's carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value.
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

Business Combinations

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
For business acquisitions, the Company records tangible and intangible assets acquired and liabilities assumed at their fair values as of the applicable date of acquisition.

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
Exit Charges

During the second quarter of fiscal 2022, the Company initiated a plan to exit its contact lens care business, a non-core business unit of the CooperVision segment, which was completed in fiscal 2023. Exit charges recognized during the year ended October 31, 2023, were not material. Exit charges recognized during the year ended October 31, 2022, were $33.2 million, of which $26.7 million were recognized in "Cost of sales" and $6.5 million were recognized in "Selling, general and administrative expense" in our Consolidated Statements of Income. Exit charges primarily related to inventory write-down, asset impairments and employee-related costs.

Government Assistance

The Company at times receives government assistance primarily to support manufacturing capital expansion, to create or retain jobs, or to provide tax credits mainly for eligible research and development activities. The Company generally accounts for such government assistance by analogy to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance and recognizes the assistance when it is probable that it will be received by complying with the prerequisite terms and conditions. The government assistance is recognized in income as a reduction to the cost basis of the applicable property, plant, and equipment or reduction to the related expense.

Accounting Pronouncements Recently Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard was effective for fiscal years beginning after December 15, 2021. The Company adopted this guidance prospectively on November 1, 2022, and such adoption did not have a material impact on the Company's Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. Effective February 1, 2023, the Company transitioned its credit agreements from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company adopted this guidance prospectively on February 1, 2023, and it did not have a material impact on the Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accounting Pronouncements Issued Not Yet Adopted
No other recently issued accounting pronouncements had or are expected to have a material impact on our Consolidated Financial Statements.

Note 2. Operating Leases

The following table presents information about leases on the Consolidated Balance Sheets:

October 31, (In millions)	2023	2022
Operating Leases
Operating lease right-of-use assets	$241.5	$230.1

Operating lease liabilities, current	38.2	35.5
Operating lease liabilities, non-current	215.6	205.5
Total operating lease liabilities	$253.8	$241.0

Weighted-average remaining lease term (in years)	10.0	9.8
Weighted-average discount rate	4%	3%

Operating lease expense for the fiscal years ended October 31, 2023, 2022 and 2021 was $48.1 million, $45.0 million and $44.1 million.
Maturity of Lease Liabilities
The minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of October 31, 2023 are:

(In millions)
2024	46.4
2025	41.6
2026	37.7
2027	32.8
2028	26.8
Thereafter	123.4
Total lease payments	$308.7
Less: interest	54.9
Present value of lease liabilities	$253.8

Note 3. Acquisitions and Joint Venture
All acquisitions were funded by cash generated from operations or facility borrowings.
The Company believes these acquisitions strengthen CooperSurgical's and CooperVision's businesses through the addition of new distributors or complementary products and services.
Fiscal Year 2023
On November 1, 2022, CooperVision completed the acquisition of a privately-held U.S.-based company that provides a broad portfolio of technologically advanced contact lens products, including scleral and hybrid lenses. The purchase price of the acquisition was $33.0 million. Assets acquired primarily comprised of $12.6 million of customer relationship related intangibles,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

$7.6 million of technology, $5.1 million of net assets and $7.7 million of goodwill. The goodwill is not deductible for tax purposes.
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

Refer to the "Joint Venture" section below for details on formation of a joint venture with Essilor International and related activities that occurred in fiscal year 2023 and 2022 following the acquisition of SightGlass Vision, Inc. (SGV) in fiscal year 2021.

On April 6, 2022, CooperSurgical entered into an asset purchase agreement to acquire Cook Medical's Reproductive Health business, a manufacturer of minimally invasive medical devices focused on the fertility, obstetrics and gynecology markets. The aggregate consideration is $875.0 million in cash, with $675.0 million payable at the closing and the remaining $200.0 million payable in $50.0 million installments following each of the first, second, third and fourth anniversaries of the closing. The transaction is subject to customary closing conditions, such as receipt of required regulatory approvals. During the year ended October 31, 2023, CooperSurgical determined that the fulfillment of certain closing conditions related to regulatory approvals was no longer probable and paid $45.0 million in expenses for a termination fee under the asset purchase agreement on August 9, 2023. The termination fee is recorded in "Selling, general and administrative expense" on the Consolidated Statements of Income. Refer to the "Subsequent Event" section below for details on the revised scope of the transaction and the closing of the updated transaction.
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

Further, CooperVision and Essilor International SAS (Essilor) executed a Contribution Agreement and a Stock Purchase Agreement (the "Agreements") in March 2022. Essilor paid CooperVision $52.1 million in exchange for a 50% interest in SGV and their proportionate share of the revenue payments. As part of the Agreements, each party contributed their interest in SGV and $10 million in cash to form a new joint venture. CooperVision then remeasured the fair value of its retained equity investment in the joint venture at $90.0 million which resulted in a $56.9 million gain in Other (income) expense on deconsolidation of SGV in fiscal 2022.

During fiscal 2023, CooperVision determined that approval would not be achieved within the timeline set forth in the contractual terms of the regulatory approval payment and released the remaining $31.8 million contingent consideration liability.

Subsequent Event
On November 1, 2023, CooperSurgical closed the acquisition of select assets of Cook Medical for an aggregate consideration of $300.0 million, with $200.0 million paid at closing and $100.0 million to be paid in two $50.0 million annual installments. The

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

assets acquired primarily comprised of minimally invasive medical devices within the obstetrics, doppler monitoring and gynecology surgery markets. The Company is in the process of finalizing purchase accounting information.
Note 4. Intangible Assets
Goodwill
The Company has three reporting units: CooperVision and within the CooperSurgical segment, Office/Surgical and Fertility, reflecting the current way the Company manages its business. There was no impairment of goodwill in its reporting units in fiscal 2023, 2022, and 2021.

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2022	$1,710.3	$1,899.4	$3,609.7
Net changes	7.7	(3.6)	4.1
Foreign currency translation adjustment	29.6	(18.9)	10.7
Balance at October 31, 2023	$1,747.6	$1,876.9	$3,624.5

Of the October 31, 2023, goodwill balance, $237.6 million for CooperSurgical and $20.1 million for CooperVision is expected to be deductible for tax purposes. Of the October 31, 2022, goodwill balance, $214.1 million for CooperSurgical and $22.4 million for CooperVision was expected to be deductible for tax purposes.
Other Intangible Assets

	October 31, 2023		October 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period (in years)
Intangible assets with definite lives:
Trademarks	$208.9	$81.1	$209.6	$62.4	15
Composite intangible asset	1,061.9	424.8	1,061.9	354.0	15
Technology	494.5	335.4	504.1	317.5	13
Customer relationships	1,099.2	345.8	1,092.7	287.0	19
License and distribution rights and other	51.6	28.0	50.7	23.8	11
	2,916.1	$1,215.1	2,919.0	$1,044.7	16
Less: accumulated amortization and translation	1,215.1		1,044.7
Intangible assets with definite lives, net	$1,701.0		$1,874.3
Intangible assets with indefinite lives, net (1)	9.3		10.8
Total other intangibles, net	$1,710.3		$1,885.1
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of October 31, 2023, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fiscal years:	(In millions)
2024	$179.5
2025	169.5
2026	162.0
2027	147.7
2028	143.2
Thereafter	899.1
Total remaining amortization for intangible assets with definite lives	$1,701.0
In the fourth quarter of fiscal 2023, CooperVision fully impaired some intangible assets associated with the discontinuation of certain products. The carrying value of these intangible assets were immaterial. The Company performed its annual impairment assessment in the third quarter of fiscal 2023 and determined there was no other impairment to either its definite-lived or indefinite-lived intangible assets during fiscal 2023.
There were no impairment to the Company's definite-lived or indefinite-lived intangible assets during fiscal 2022 and 2021.

Note 5. Financing Arrangements
The Company had outstanding debt as follows:

October 31, (In millions)	2023	2022
Overdraft and other credit facilities	$44.4	$57.7
Term loans	—	338.0
Short-term debt, excluding financing leases	44.4	395.7
Financing lease liabilities	1.0	16.9
Short-term debt	$45.4	$412.6

Revolving credit	$172.6	$—
Term loans	2,350.0	2,350.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(2.4)	(3.1)
Long-term debt, excluding financing leases	2,520.4	2,347.1
Financing lease liabilities	3.4	3.7
Long-term debt	$2,523.8	$2,350.8
Total debt	$2,569.2	$2,763.4

As of October 31, 2023, the Company was in compliance with all debt covenants. On February 1, 2023, the Company amended its credit agreements to transition the interest rates applicable to the loans denominated in U.S. dollars from LIBOR to SOFR, as defined in the credit agreements.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

notice to the administrative agent and subject to the discretionary participation of the lenders funding such term loans and certain limitations set forth in the 2021 Credit Agreement.

Amounts outstanding under the 2021 Term Loan Facility will bear interest, at the Company’s option, at either (i) the alternate base rate, which is a rate per annum equal to the greatest of (a) the administrative agent’s prime rate, (b) one-half of one percent in excess of the federal funds effective rate and (c) one percent in excess of the adjusted SOFR for a one-month interest period in effect on such day, or (ii) the adjusted SOFR, plus, in each case, an applicable rate of, initially, zero basis points, in respect of base rate loans, and 75 basis points, in respect of adjusted SOFR loans. Following a specified period after the closing date, the applicable rates will be determined quarterly by reference to a grid based upon the Company’s ratio of consolidated net indebtedness to consolidated EBITDA, each as defined in the 2021 Credit Agreement.

The Company may prepay loan balances from time to time, in whole or in part, without premium or penalty (other than any related breakage costs).

On October 31, 2023, the Company had $1.5 billion outstanding on the 2021 Term Loan Facility and the weighted-average interest rate was 6.41%.

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

The 2020 Credit Agreement will bear interest, at the Company’s option, at either the alternate base rate, or the adjusted SOFR, or adjusted foreign currency rate, plus, in each case, an applicable rate of between 0.00% and 0.50% in respect of base rate loans, and between 0.75% and 1.50% in respect of adjusted SOFR or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the 2020 Credit Agreement. The Company may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reduction of the revolving commitment.
The Company pays an annual commitment fee that ranges from 0.10% to 0.20% of the unused portion of the 2020 Revolving Credit Facility based upon the Company’s Total Leverage Ratio, as defined in the 2020 Credit Agreement.
On October 31, 2023, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $172.6 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility was 6.41% at October 31, 2023. The weighted-average interest rate on the 2020 Revolving Credit Facility was 6.41% at October 31, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Payments on the outstanding long-term debt balance of $850.0 million are due in the fiscal year ending October 31, 2025.

European and Asian Pacific Credit Facilities
The Company maintains European credit facilities. The aggregate facility limit was $32.9 million and $30.7 million at October 31, 2023 and 2022, respectively. At October 31, 2023, $0.7 million of the facilities was utilized and the weighted-average interest rate on the outstanding balances was 7.82%.
The Company maintains yen-denominated credit facilities in Japan. The aggregate facility limit was $74.3 million and $73.0 million at October 31, 2023 and 2022, respectively. At October 31, 2023, $41.4 million of the combined facilities was utilized and the weighted-average interest rate on the outstanding balances was 0.40%.
Each facility is supported by a continuing and unconditional guaranty.

Note 6. Income Taxes

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

Components of income before income taxes:

Years Ended October 31, (In millions)	2023	2022	2021
Income before income taxes:
United States	$(135.7)	$31.4	$(31.0)
Foreign	548.6	443.9	522.5
	$412.9	$475.3	$491.5

Components of provision for income taxes:

Years Ended October 31, (In millions)	2023	2022	2021
Current:
Federal	$37.3	$10.2	$21.0
State	3.7	3.8	1.3
Foreign	33.0	21.7	26.7
	74.0	35.7	49.0
Deferred:
Federal	(36.7)	10.5	(8.8)
State	(7.5)	(2.2)	(0.5)
Foreign	88.9	45.6	(2,492.9)
	44.7	53.9	(2,502.2)
Provision for income taxes	$118.7	$89.5	$(2,453.2)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Reconciliation between the expected provision for income taxes at the US federal statutory rate and the provision for income taxes:

Years Ended October 31, (In millions)	2023	2022	2021
Provision for income taxes at United States statutory tax rate	$86.7	$99.8	$103.2
(Decrease) increase in taxes resulting from:
Foreign earnings in jurisdictions with different tax rates	7.0	(22.3)	(43.6)
Foreign earnings subject to United States tax	34.3	21.1	25.4
Excess tax benefits from share-based compensation	(2.4)	(2.6)	(13.0)
Intra-group transfer to UK subsidiary	—	—	(1,987.8)
Remeasurement of deferred tax assets from UK rate change	—	—	(536.7)
Change in unrecognized tax benefits	—	(12.7)	(7.6)
State tax provision	(4.2)	5.0	0.8
Other, net	(2.7)	1.2	6.1
Provision for income taxes	$118.7	$89.5	$(2,453.2)

Components of deferred tax assets and liabilities:

Years Ended October 31, (In millions)	2023	2022
Deferred tax assets:
Accounts receivable	$7.5	$4.9
Inventories	14.3	6.3
Accrued liabilities, reserves and compensation accruals	94.8	79.9
Foreign deferred tax assets	2,369.5	2,500.5
Share-based compensation	14.8	14.5
Net operating loss and tax credit carryforwards	24.3	19.6
Capitalized research and experimental expenses	23.6	15.4
Total gross deferred tax assets	2,548.8	2,641.1
Less: valuation allowance	(20.7)	(60.1)
Deferred tax assets	2,528.1	2,581.0
Deferred tax liabilities:
Tax deductible goodwill	(47.4)	(39.7)
Intangible assets	(132.4)	(153.8)
Plant and equipment	(51.2)	(48.8)
Foreign deferred tax liabilities	(49.0)	(45.5)
Total gross deferred tax liabilities	(280.0)	(287.8)
Net deferred tax assets	$2,248.1	$2,293.2

In assessing the realizability of deferred tax assets, the Company analyzes whether some or all deferred tax assets will not be realized. This analysis considers historical taxable income, the projected reversal of deferred tax liabilities, projected taxable income and tax planning strategies. Based upon this analysis, it is more likely than not the deferred tax assets, net of valuation allowance, will be realized. The decrease in valuation allowance is primarily related to foreign tax attributes.

At October 31, 2023, the Company had federal net operating loss carryforwards of $78.7 million and state net operating loss carryforwards of $87.1 million. Federal net operating loss carryforwards of $46.0 million expire on various dates between 2024 and 2037 and $32.7 million do not expire. The state net operating loss carryforwards expire on various dates between 2027 through 2044.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A tax benefit is recognized if it is more likely than not that a tax position will be sustained on its technical merits, based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority.

Changes in unrecognized tax benefits:

(In millions)
Balance at October 31, 2021	$353.8
Decrease based on tax positions in prior fiscal years	(12.5)
Settlements	(0.2)
Lapses of statutes of limitations	(4.2)
Balance at October 31, 2022	$336.9
Decrease based on tax positions in prior fiscal years	(0.5)
Increase based on tax positions in current fiscal year	2.0
Lapses of statutes of limitations	(6.9)
Balance at October 31, 2023	$331.5

These tax benefits, if recognized, would reduce provision for income taxes for 2023, 2022 and 2021, by $323.2 million, $324.3 million, and $336.5 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in provision for income taxes. As of October 31, 2023, 2022 and 2021, accrued gross interest and penalties related to unrecognized tax benefits was $5.8 million, $5.4 million, and $6.4 million, respectively.

Included in the balance of unrecognized tax benefits at October 31, 2023, is $8.1 million related to tax positions for which it is reasonably possible that the total amounts could change during the next twelve months.

Filed tax returns are subject to examination by tax authorities in major tax jurisdictions after fiscal 2018, including the UK and the US.

Note 7. Earnings Per Share

Years Ended October 31,
(In millions, except for earnings per share)	2023	2022	2021
Net income	$294.2	$385.8	$2,944.7
Basic:
Weighted-average common shares	49.5	49.3	49.2
Basic earnings per share	$5.94	$7.83	$59.80
Diluted:
Weighted-average common shares	49.5	49.3	49.2
Effect of dilutive stock plans	0.3	0.4	0.6
Diluted weighted-average common shares	49.8	49.7	49.8
Diluted earnings per share	$5.91	$7.76	$59.16
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2023	2022	2021
Stock option shares excluded	311	227	107
Exercise prices	$300.12 - $406.17	$300.12 - $406.17	$345.74
Restricted stock units excluded	15	87	2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8. Stockholders’ Equity

Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Derivatives	Minimum Pension Liability	Total
Balance at October 31, 2020	$(402.3)	$(13.0)	$(56.7)	$(472.0)
Gross change in value	82.2	34.3	29.8	146.3
Tax effect	(0.2)	(8.2)	(7.2)	(15.6)
Balance at October 31, 2021	$(320.3)	$13.1	$(34.1)	$(341.3)
Gross change in value	$(234.7)	$107.4	$36.6	$(90.7)
Tax effect	—	(26.1)	(8.7)	(34.8)
Balance at October 31, 2022	$(555.0)	$94.4	$(6.2)	$(466.8)
Gross change in value	$17.0	$(9.4)	$4.0	$11.6
Tax effect	—	2.4	(1.0)	1.4
Balance at October 31, 2023	$(538.0)	$87.4	$(3.2)	$(453.8)

Share Repurchases
In December 2011, the Company's Board of Directors authorized the 2012 Program and through subsequent amendments, the most recent in March 2017, the total repurchase authorization was increased from $500.0 million to $1.0 billion of the Company's common stock. This program has no expiration date and may be discontinued at any time. Purchases under the 2012 Program are subject to a review of the circumstances in place at the time and may be made from time to time as permitted by securities laws and other legal requirements. As of October 31, 2023, $256.4 million remained authorized for repurchase under the program.
During the year ended October 31, 2023, there were no share repurchases under the 2012 Program. During the year ended October 31, 2022, the Company repurchased 191.2 thousand shares of its common stock for $78.5 million, at an average purchase price of $410.41 per share.
Dividends
In fiscal 2023 and 2022, the Company declared regular dividends of 6 cents per share (a semiannual dividend of 3 cents per share) and paid a total of $3.0 million in each fiscal year. In December 2023, our Board of Directors decided to end the declaration of the semiannual dividend.
Subsequent Event
On December 7, 2023, we announced that our Board of Directors had approved a four-for-one stock split of our outstanding shares of common stock which we expect to be effected as of February 16, 2024.
Note 9. Stock Plans

2007 Long-Term Incentive Plan (2007 Plan)

In March 2007, we received stockholder approval of the 2007 Plan. The 2007 Plan was subsequently amended and restated, and granted stockholder approval in March 2009, March 2011, and March 2016.

The Third Amended and Restated 2007 Plan authorizes either our Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals during the period ending December 31, 2026, up to 6,930,000 shares in the form of specified equity awards including stock options, restricted stock units and performance share awards. RSUs have no dividend or voting rights prior to vesting. Awards under the 2007 Plan remain outstanding but new awards are no longer being granted.
2023 Long-Term Incentive Plan (2023 Plan)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In March 2023, we received stockholder approval of the 2023 Plan. The 2023 Plan authorizes either our Board of Directors, or a designated committee thereof composed of two or more Non-Employee Directors, to grant to eligible individuals up to 1,365,000 shares in the form of specified equity awards including stock options, restricted stock units (RSUs) and performance share units (PSUs), subject to adjustment for future stock splits, stock dividends, expirations, forfeitures, and similar events. In addition, the 2023 Plan includes any shares which were available for issuance under the 2007 Plan at the time of stockholder approval of this plan and shares which become available as a result of the forfeiture or expiration of awards made under the 2007 Plan.

As of October 31, 2023, 1,376,240 shares remained available under the 2023 Plan for future grants. The amount of available shares includes shares which may be distributed under performance shares.

Share-Based Compensation
The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

October 31,
(In millions)	2023	2022	2021
Selling, general and administrative expense	$54.8	$46.7	$38.4
Cost of sales	4.2	4.5	3.9
Research and development expense	3.1	3.0	2.4
Total compensation expense	$62.1	$54.2	$44.7
Related income tax benefit	$5.0	$5.0	$5.6
Stock Options

The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table.

Years Ended October 31,	2023	2022	2021
Expected life	4.5 years	4.1 years	4.0 years
Expected volatility	29.5%	25.8%	30.3%
Risk-free interest rate	3.8%	1.1%	0.3%
Dividend yield	0.02%	0.02%	0.02%

The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2022	1,063,843	$264.85
Granted	86,241	$329.83
Exercised	(71,808)	$155.45
Forfeited or expired	(720)	$337.72
Outstanding at October 31, 2023	1,077,556	$277.29	5.36	$53,510,367
Vested and expected to vest at October 31, 2023	1,059,841	$276.11	5.32	$53,475,275
Vested and exercisable at October 31, 2023	729,591	$248.34	4.38	$50,797,891

The weighted-average fair value of options granted during fiscal 2023, 2022 and 2021, estimated as of the grant date using the Black-Scholes option pricing model, was $103.17, $90.41 and $84.10, respectively. The total intrinsic value of options exercised during the fiscal years ended October 31, 2023, 2022 and 2021 was $13.4 million, $6.6 million and $64.7 million, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock options outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 Plan and 2023 Plan generally vest over a range of three to five years based on service conditions and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period. As of October 31, 2023, there was $17.6 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

Restricted Stock Units

RSUs granted under the 2007 Plan and the 2023 Plan generally vest over three to five years. The grant-date fair value of RSUs is estimated based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2023, there was $63.1 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. The total fair value of RSU grants that vested during the fiscal years ended October 31, 2023, 2022 and 2021 was $37.3 million, $46.1 million and $50.1 million, respectively.

The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2022	289,238	$340.68
Granted	145,655	$335.32
Vested and issued	(107,403)	$320.22
Forfeited or expired	(37,461)	$344.72
Non-vested RSUs at October 31, 2023	290,029	$345.03

Performance Units

Performance units may be granted to selected key employees with vesting contingent upon meeting certain performance goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. We granted performance unit awards on December 13, 2022, December 7, 2021, and December 8, 2020, under the 2007 Plan, with three-year performance periods ending in fiscal 2025, fiscal 2024, and fiscal 2023 respectively. The performance shares actually earned will range from zero to 200% of the target number of performance shares. Subject to limited exceptions set forth in the performance share agreement, any shares earned will be distributed in the subsequent fiscal year after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock. The amount of compensation expense related to these performance unit awards is reviewed each fiscal quarter and adjustments are recorded after assessing the probability of achieving the performance goals.

We recognize compensation expense ratably over the vesting period. As of October 31, 2023, there was $12.3 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.
Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval for the Employee Stock Purchase Plan (ESPP). The first offering period began on November 4, 2019, and offerings are generally made on a quarterly basis. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. The ESPP initially authorized the issuance of 1,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. During fiscal 2023 and 2022, we issued 26,116 and 22,695 shares to our employees under the ESPP, respectively. At October 31, 2023, the number of shares remaining available for future issuance under the ESPP was 921,975 shares. Total ESPP share-based compensation recognized during fiscal 2023 and 2022 was $1.3 million and $1.1 million, respectively.

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

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2023, 2022 and 2021 and the funded status of the Plan and net periodic pension costs for each of the years in the three-year periods ended October 31, 2023. The net amounts recognized in the Consolidated Balance Sheets consist of noncurrent liabilities. The accumulated benefit obligation was $131.5 million, $134.9 million and $207.6 million for the years ended October 31, 2023, 2022 and 2021.

Retirement Income Plan

Years Ended October 31, (In millions)	2023	2022	2021
Change in benefit obligation
Benefit obligation, beginning of year	$148.0	$230.9	$218.8
Service cost	10.0	18.3	17.2
Interest cost	7.9	5.1	4.4
Benefits paid	(10.5)	(13.1)	(11.5)
Actuarial (gain)/loss	(10.9)	(93.2)	2.0
Benefit obligation, end of year	$144.5	$148.0	$230.9
Change in plan assets
Fair value of plan assets, beginning of year	$142.9	$199.5	$159.5
Actual return on plan assets	4.1	(43.5)	38.8
Employer contributions	1.1	—	12.7
Benefits paid	(10.5)	(13.1)	(11.5)
Fair value of plan assets, end of year	$137.6	$142.9	$199.5
Funded status at end of year	$(6.9)	$(5.1)	$(31.4)

Years Ended October 31, (In millions)	2023	2022	2021
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$4.1	$8.0	$44.4
Accumulated other comprehensive income	$4.1	$8.0	$44.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2023	2022	2021
Reconciliation of (prepaid) accrued pension cost:
(Prepaid)/Accrued pension cost at prior fiscal year end	$(2.9)	$(13.0)	$(14.8)
Net periodic benefit cost	6.8	10.1	14.5
Contributions made during the year	(1.1)	—	(12.7)
(Prepaid)/Accrued pension cost at fiscal year end	$2.8	$(2.9)	$(13.0)

Years Ended October 31, (In millions)	2023	2022	2021
Components of net periodic benefit cost and other amounts recognized in the Consolidated Statements of Income:
Net periodic benefit cost:
Service cost	$10.0	$18.3	$17.2
Interest cost	7.9	5.1	4.4
Expected return on plan assets	(11.1)	(15.5)	(12.5)
Recognized actuarial loss	—	2.2	5.4
Net periodic pension cost	$6.8	$10.1	$14.5

Years Ended October 31, (In millions)	2023	2022	2021
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(4.0)	$(34.1)	$(24.4)
Amortizations of net gain	—	(2.5)	(5.4)
Total recognized in other comprehensive (income) loss	$(4.0)	$(36.6)	$(29.8)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$2.8	$(26.2)	$(15.2)

Years Ended October 31,	2023	2022	2021
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost:
Projected Benefit Obligation	5.74%	2.76%	2.78%
Service Cost	5.77%	2.79%	2.86%
Interest Cost	5.51%	2.28%	2.07%
Discount rate for determining benefit obligations at year end	6.22%	5.74%	2.76%
Rate of compensation increase for determining expense	3.60%	3.60%	3.60%
Rate of compensation increase for determining benefit obligations at year end	3.60%	3.60%	3.60%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2023	10/31/2022	10/31/2021

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

Reasons for Significant Liability Gains and Losses

The projected benefit obligation experienced a net gain of approximately $10.9 million during the year. This net gain is the result of assumption changes resulting in a gain of approximately $12.9 million, offset by losses of approximately $2.0 million due to demographic experience. The key assumption changes were the increase in the discount rate (gain of $7.8 million), a changes in assumptions for lump sum determination (gain of $5.1 million). Demographic losses were due to the net effect of retirement rates, termination rates, salary increases and other experience that was different from assumed.

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2023	2022	2021
Asset category
Cash and cash equivalents	2.9%	2.0%	5.0%
Corporate common stock	26.0%	33.6%	31.6%
Equity mutual funds	39.1%	33.9%	32.8%
Balanced funds	2.4%	1.8%	1.4%
Alternative investments	0.7%	0.9%	1.0%
Bond mutual funds	28.9%	27.8%	28.2%
Total	100.0%	100.0%	100.0%

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

As of the measurement date of October 31, 2023, the fair value measurement of plan assets is as follows:

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$3.9	$3.9	$—	$—
Corporate common stock	35.8	35.8	—	—
Equity mutual funds	53.9	53.9	—	—
Balanced Funds	3.3	3.3	—	—
Alternative investments	0.9	0.9	—	—
Fixed income	39.8	15.8	24.0	—
Total	$137.6	$113.6	$24.0	$—

The Plan has an established process for determining the fair value of plan assets. For investments in equity and bond mutual funds, and real estate funds, fair value is based on observable, Level 1 inputs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plan Cash Flows

Contributions

The Company made $1.1 million and no contributions to the Plan in fiscal 2023 and fiscal 2022, respectively. The Company contribution to the Plan was $12.7 million for fiscal 2021. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company expected to make contributions totaling $1.1 million to the Plan during fiscal 2024.

Estimated Future Benefit Payments

Years (In millions)
2024	$10.9
2025	$11.0
2026	$10.3
2027	$11.2
2028	$12.3
2029-2033	$65.9

Plan Soft Freeze

On June 18, 2019, the Board of Directors of the Company approved a soft freeze of the Plan effective August 1, 2019. The Plan was closed to employees hired on or after August 1, 2019, including former participants or employees rehired on or after August 1, 2019, and employees hired in connection with a stock or asset acquisition, merger or other similar transaction on or after August 1, 2019. Existing employees already covered by the Plan, continue to accrue their benefits.

Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the Plan. Cooper's contributions on account of participating employees, were $10.1 million, $9.0 million and $7.2 million for the years ended October 31, 2023, 2022 and 2021, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
No customers accounted for 10% or more of our consolidated net revenue in fiscal 2023, 2022 and 2021.
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which the Company includes as corporate assets.
The following table presents a summary of our business segment net sales:

(In millions)	2023	2022	2021
CooperVision net sales by category:
Toric lens	$828.7	$737.4	$697.5
Multifocal lens	305.7	264.4	238.6
Single-use sphere lens	705.4	661.6	616.3
Non single-use sphere, other	583.9	579.9	599.6
Total CooperVision net sales	2,423.7	2,243.3	2,152.0
CooperSurgical net sales by category:
Office and surgical	689.5	633.6	451.3
Fertility	480.0	431.5	319.2
Total CooperSurgical net sales	1,169.5	1,065.1	770.5
Total net sales	$3,593.2	$3,308.4	$2,922.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2023 follows:

(In millions)	CooperVision	CooperSurgical	Corporate	Consolidated
2023
Net sales	$2,423.7	$1,169.5	$—	$3,593.2
Operating income (loss)	$587.7	$16.1	$(70.7)	$533.1
Interest expense				105.3
Other expense, net				14.9
Income before income taxes				$412.9
Identifiable assets	$7,044.0	$4,351.8	$263.1	$11,658.9
Depreciation expense	$156.9	$24.6	$—	$181.5
Amortization expense	$32.9	$153.3	$—	$186.2
Capital expenditures	$364.4	$28.1	$—	$392.5
2022
Net sales	$2,243.3	$1,065.1	$—	$3,308.4
Operating income (loss)	$494.3	$67.1	$(53.8)	$507.6
Interest expense				57.3
Other (income), net				(25.0)
Income before income taxes				$475.3
Identifiable assets	$6,778.9	$4,407.8	$305.6	$11,492.3
Depreciation expense	$144.5	$22.1	$—	$166.6
Amortization expense	$32.3	$147.2	$—	$179.5
Capital expenditures	$223.0	$19.0	$—	$242.0
2021
Net sales	$2,152.0	$770.5	$—	$2,922.5
Operating income (loss)	$481.3	$71.8	$(47.3)	$505.8
Interest expense				23.1
Other expense, net				(8.8)
Income before income taxes				$491.5
Identifiable assets	$6,965.9	$2,395.6	$244.7	$9,606.2
Depreciation expense	$148.3	$14.9	$—	$163.2
Amortization expense	$35.7	$110.4	$—	$146.1
Capital expenditures	$190.0	$24.4	$—	$214.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2023 follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2023
Net sales to unaffiliated customers	$1,812.2	$1,041.2	$739.8	$3,593.2
Sales between geographic areas	563.1	1,016.7	(1,579.8)	—
Net sales	$2,375.3	$2,057.9	$(840.0)	$3,593.2
Operating income	$—	$516.2	$16.9	$533.1
Long-lived assets	$1,027.6	$325.9	$279.1	$1,632.6
2022
Net sales to unaffiliated customers	$1,638.5	$987.2	$682.7	$3,308.4
Sales between geographic areas	514.4	897.3	(1,411.7)	—
Net sales	$2,152.9	$1,884.5	$(729.0)	$3,308.4
Operating (loss) income	$71.8	$403.8	$32.0	$507.6
Long-lived assets	$856.1	$310.8	$266.0	$1,432.9
2021
Net sales to unaffiliated customers	$1,339.2	$957.9	$625.4	$2,922.5
Sales between geographic areas	494.9	815.1	(1,310.0)	—
Net sales	$1,834.1	$1,773.0	$(684.6)	$2,922.5
Operating (loss) income	$(26.8)	$416.2	$116.4	$505.8
Long-lived assets	$737.5	$377.2	$232.9	$1,347.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13. Financial Derivatives and Hedging

As part of the Company’s overall risk management practices the Company enters into financial derivatives, interest rate swaps designated as cash flow hedges, to hedge the Company's exposure to changes in cash flows associated with its variable rate debt.
Credit risk related to derivative transactions reflects the risk that a party to the transaction could fail to meet its obligation under the derivative contracts. Therefore, the Company’s exposure to the counterparty’s credit risk is generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations to the counterparty. The Company’s policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings to help mitigate counterparty credit risk. From time to time, the Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These foreign currency forward contracts are not designated as hedging instruments, and therefore the net change in their fair value is reported as a gain or loss in the Consolidated Statements of Income and Comprehensive Income. As of October 31, 2023, the notional amount of outstanding foreign currency forward contracts was $56.2 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the years ended October 31, 2023, 2022 and 2021.
As of October 31, 2023, the Company has six interest rate swap contracts that have a total notional amount of $1.3 billion and remaining maturities of four years or less.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income:

Periods Ended October 31,
(In millions)		2023	2022	2021
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(43.1)	$(2.3)	$8.0

The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

(In millions)	Amount
Balance gain as of October 31, 2021	$17.2
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($79.7, net of tax)	105.1
Amount reclassified from other comprehensive income into earnings, gross ($1.7, net of tax)	2.2
Balance gain as of October 31, 2022	$124.5
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($25.7, net of tax)	33.7
Amount reclassified from other comprehensive income into earnings, gross ($(32.7), net of tax)	(43.1)
Balance gain as of October 31, 2023	$115.1
Refer to Note 8. Stockholders’ Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss".
The Company expects that $(48.2) million recorded as a component of "Accumulated other comprehensive loss" will be realized in our Consolidated Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer based upon their evaluation as of October 31, 2023, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of October 31, 2023.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2023, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended October 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders (the 2024 Proxy Statement).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2024 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1. Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2023, 2022 and 2021
Statements of Comprehensive Income for the years ended October 31, 2023, 2022 and 2021
Balance Sheets as of October 31, 2023 and 2022
Statements of Stockholders' Equity for the years ended October 31, 2023, 2022 and 2021
Statements of Cash Flows for the years ended October 31, 2023, 2022 and 2021
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

Schedule II
THE COOPER COMPANIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended October 31, 2023

(In millions)	Balance Beginning of Year	Additions	Reductions/ Charges	Balance at End of Year
Deferred income tax valuation allowance:
Year Ended October 31, 2023	60.1	2.6	(42.0)	20.7
Year Ended October 31, 2022	51.8	13.3	(5.0)	60.1
Year Ended October 31, 2021	45.3	8.8	(2.3)	51.8

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date
3.1	Second Restated Certificate of Incorporation	8-K	3.1	1/13/2006
3.2	Amended and Restated By-Laws, The Cooper Companies, Inc., dated December 12, 2018	8-K	3.1	12/18/2018
4.1	Description of Securities of The Cooper Companies, Inc. Registered under Section 12 of the Exchange Act	8-A		9/25/2023
10.1#	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007	10-Q	10.1	7/31/2007
10.2#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Albert G. White III, effective as of November 1, 2018	10-Q	10.1	4/30/2019
10.3#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Daniel G. McBride, effective as of November 1, 2018	10-Q	10.3	4/30/2019
10.4#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Brian G. Andrews, effective as of November 1, 2018	10-Q	10.2	4/30/2019
10.5#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Holly R. Sheffield, effective as of November 1, 2018	10-Q	10.4	4/30/2019
10.6#	The Third Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	14A	A	1/29/2016
10.7#	Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	10-K	10.32	10/31/2007
10.8#	Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	10-K	10.34	10/31/2007
10.9#	Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	8-K	10.1	2/13/2009
10.10#	The Cooper Companies, Inc.’s 2019 Employee Stock Purchase Plan	14A	A	2/1/2019
10.11#	The 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.	14A	A	2/4/2020
10.12#	Form of Restricted Stock Unit Agreement pursuant to the 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.	10-K	10.13	10/31/2020
10.13(a)	License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc.	10-K	10.41	10/31/2008
10.14(a)	Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc.	8-K	99.1	12/21/2012
10.15	Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc.	8-K	10.1	1/12/2005
10.16	First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc.	8-K	10.2	1/12/2005
10.17	Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company	8-K	10.3	1/12/2005
10.18	Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent	8-K	10.1	4/2/2020
10.19	Amendment No. 1 and Joinder, dated as of October 30, 2020, to Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent	10-K	10.20	10/31/2020
10.20	Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc., the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent.	8-K	10.1	12/17/2021
10.21	Amendment No.2 and Joinder, dated as of December 17, 2021, to Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Limited, CooperVision Holding Kft., CooperSurgical Holdings Limited, the lenders party thereto, and KeyBank, National Association, as administrative agent	10-Q	10.3	1/31/2022
10.22	Agreement and Plan of Merger, dated as of November 6, 2021, by and among The Cooper Companies, Inc., CooperSurgical, Inc., Bruin Merger Sub, LLC, GI Generate Parent LLC, and GI Partners Acquisitions LLC.	8-K	2.1	11/10/2021
10.23	Amendment No.1, dated as of February 1, 2023, to the Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc. and PNC Bank, National Association, as the administrative agent.	10-Q	10.1	1/31/2023
10.24	Amendment No. 3, dated as of February 1, 2023, to the Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, by and among the Company, CooperVision International Limited, and CooperSurgical Holdings Limited, the borrowers party thereto, and KeyBank National Association, as administrative agent.	10-Q	10.2	1/31/2023
10.25#	The Cooper Companies, Inc. 2023 Incentive Payment Plan.	8-K	10.1	12/19/2022
10.26#	The Cooper Companies, Inc. 2023 Long-Term Incentive Plan	14A	A	1/30/2023

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date
10.27#	Form of Stock Option Agreement for the 2023 Long-Term Incentive Plan	10-Q	10.2	4/30/2023
10.28#	Form of Restricted Stock Unit Agreement for the 2023 Long-Term Incentive Plan	10-Q	10.3	4/30/2023
10.29#	Form of Performance Stock Unit Agreement for the 2023 Long-Term Incentive Plan	10-Q	10.4	4/30/2023
10.31#	The Cooper Companies, Inc. 2017 Executive Incentive Plan	14A	A	1/27/2017
10.32#	The Cooper Companies, Inc. Compensation Recovery Policy
19	Stock Trading Policy
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language):(i) Consolidated Statements of Income for the years ended October 31, 2023, 2022 and 2021 (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2023, 2022 and 2021 (iii) Consolidated Balance Sheets at October 31, 2023 and 2022, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2023, 2022 and 2021 (v) Consolidated Statements of Cash Flows for the years ended October 31, 2023, 2022 and 2021, (vi) related notes to consolidated financial statements and (vii) Schedule II Valuation and Qualifying Accounts
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 16. Form 10-K Summary.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2023.

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

Signature	Capacity	Date
/s/ ALBERT G. WHITE, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2023
(Albert G. White, III)
/s/ ROBERT S. WEISS	Chairman of the Board	December 8, 2023
(Robert S. Weiss)
/s/ WILLIAM A. KOZY	Vice Chairman of the Board and Lead Director	December 8, 2023
(William A. Kozy)
/s/ BRIAN G. ANDREWS	Executive Vice President, Chief Financial Officer and Treasurer	December 8, 2023
(Brian G. Andrews)	(Principal Financial Officer)
/s/ AGOSTINO RICUPATI	Senior Vice President and Chief Accounting Officer	December 8, 2023
(Agostino Ricupati)	(Principal Accounting Officer)
/s/ COLLEEN E. JAY	Director	December 8, 2023
(Colleen E. Jay)
/s/ CYNTHIA L. LUCCHESE	Director	December 8, 2023
(Cynthia L. Lucchese)
/s/ GARY S. PETERSMEYER	Director	December 8, 2023
(Gary S. Petersmeyer)
	Director	December 8, 2023
(Lawrence Kurzius)
/s/ MARIA RIVAS M.D.	Director	December 8, 2023
(Maria Rivas M.D.)
/s/ TERESA S. MADDEN	Director	December 8, 2023
(Teresa S. Madden)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CORPORATE INFORMATION

BOARD OF DIRECTORS

Robert S. Weiss
Chairman of the Board

William A. Kozy
Vice Chairman and Lead Director; Chief Executive Officer (interim), LivaNova PLC

Colleen E. Jay
Director

Cynthia L. Lucchese
Director

Gary S. Petersmeyer
Director

Lawrence Kurzius
Director

Teresa S. Madden
Director

Maria Rivas M.D.
Global Chief Medical Affairs Officer and Head of Evidence Generation, Pfizer, Inc.

Albert G. White, III
President & Chief Executive Officer

COMMITTEES OF THE BOARD

Audit Committee
Teresa S. Madden (Chairman)
Cynthia L. Lucchese
Gary S. Petersmeyer
Lawrence Kurzius
Maria Rivas M.D.

Corporate Governance and Nominating Committee
William A. Kozy (Chairman)
Colleen E. Jay
Cynthia L. Lucchese
Maria Rivas M.D.

Organization and Compensation Committee
Colleen E. Jay (Chairman)
Gary S. Petersmeyer
Lawrence Kurzius
Teresa S. Madden
William A. Kozy

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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President, Investor Relations and Risk Management
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
Voice: 925-460-3663
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in March 2024.

TRANSFER AGENT

Equiniti Trust LLC
48 Wall Street, Floor 23
New York, NY 10005
800-937-5449

TRADEMARKS

CooperVision, CooperSurgical, and other trade names, trademarks or service marks of CooperCompanies and its subsidiaries appearing in this report are the property of CooperCompanies and its subsidiaries. Trade names, trademarks and service marks of the other companies appearing in this report are the property of their respective holders.

INDEPENDENT AUDITORS

KPMG LLP

STOCK EXCHANGE LISTING

Nasdaq Global Select Market
Ticker Symbol “COO”