Form 10-Q
period 2024-01-31
COOPER COMPANIES, INC.
filed 2024-03-01
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On February 23, 2024, 198,756,284 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Three months ended January 31,
(In millions, except for earnings per share)
(Unaudited)

	2024	2023
Net sales	$931.6	$858.5
Cost of sales	307.8	300.0
Gross profit	623.8	558.5
Selling, general and administrative expense	380.9	330.9
Research and development expense	39.5	31.6
Amortization of intangibles	50.3	46.5
Operating income	153.1	149.5
Interest expense	29.9	26.1
Other expense, net	3.2	1.3
Income before income taxes	120.0	122.1
Provision for income taxes (Note 6)	38.8	37.5
Net income	$81.2	$84.6
Earnings per share (Note 7)*:
Basic	$0.41	$0.43
Diluted	$0.41	$0.43
Number of shares used to compute earnings per share*:
Basic	198.4	197.5
Diluted	199.9	198.7
Other comprehensive income, net of tax:
Cash flow hedges	$(28.0)	$(21.0)
Foreign currency translation adjustment	59.8	84.0
Comprehensive income	$113.0	$147.6
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	January 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$135.2	$120.8
Trade accounts receivable, net of allowance for credit losses of $34.7 at January 31, 2024, and $31.3 at October 31, 2023	651.0	609.7
Inventories (Note 3)	747.5	735.6
Prepaid expense and other current assets	260.2	238.8
Total current assets	1,793.9	1,704.9
Property, plant and equipment, net	1,682.2	1,632.6
Goodwill	3,773.2	3,624.5
Other intangibles, net (Note 4)	1,848.1	1,710.3
Deferred tax assets	2,318.3	2,349.5
Other assets	616.9	637.1
Total assets	$12,032.6	$11,658.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$46.1	$45.4
Accounts payable	202.3	261.9
Employee compensation and benefits	178.7	174.8
Deferred revenue	122.4	123.6
Other current liabilities	415.4	363.3
Total current liabilities	964.9	969.0
Long-term debt (Note 5)	2,726.2	2,523.8
Deferred tax liabilities	90.4	101.5
Long-term tax payable	88.1	90.2
Deferred revenue	186.3	184.2
Other liabilities	281.4	239.2
Total liabilities	$4,337.3	$4,107.9
Contingencies (Note 10)
Stockholders’ equity*:
Preferred stock, $10 cents par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $10 cents par value, 480.0 shares authorized, 216.4 issued and 198.7 outstanding at January 31, 2024, and 215.8 issued and 198.1 outstanding at October 31, 2023	21.6	21.6
Additional paid-in capital	1,847.4	1,817.2
Accumulated other comprehensive loss	(422.0)	(453.8)
Retained earnings	6,957.3	6,876.1
Treasury stock at cost: 17.7 shares at January 31, 2024, and 17.7 shares at October 31, 2023	(709.2)	(710.3)
Total Cooper stockholders’ equity	7,695.1	7,550.8
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	7,695.3	7,551.0
Total liabilities and stockholders’ equity	$12,032.6	$11,658.9
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2022*	197.4	$19.7	17.8	$1.8	$1,749.4	$(466.8)	$6,584.9	$(714.5)	$0.2	$7,174.7
Net income	—	—	—	—	—	—	84.6	—	—	84.6
Other comprehensive income, net of tax	—	—	—	—	—	63.0	—	—	—	63.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.4	—	—	—	(2.5)	—	—	1.2	—	(1.3)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	16.2	—	—	—	—	16.2
Balance at January 31, 2023*	197.8	$19.7	17.8	$1.8	$1,763.1	$(403.8)	$6,668.0	$(713.3)	$0.2	$7,335.7

Balance at November 1, 2023*	198.1	$19.8	17.7	$1.8	$1,817.2	$(453.8)	$6,876.1	$(710.3)	$0.2	$7,551.0
Net income	—	—	—	—	—	—	81.2	—	—	81.2
Other comprehensive income, net of tax	—	—	—	—	—	31.8	—	—	—	31.8
Issuance of common stock for stock plans, net and employee stock purchase plan	0.6	—	—	—	6.6		—	1.1	—	7.7
Share-based compensation expense	—	—	—	—	23.6	—	—	—	—	23.6
Balance at January 31, 2024*	198.7	$19.8	17.7	$1.8	$1,847.4	$(422.0)	$6,957.3	$(709.2)	$0.2	$7,695.3

*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In millions, unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$81.2	$84.6
Depreciation and amortization	96.8	89.7
Change in fair value of contingent consideration	—	(31.8)
Net changes in operating capital	(109.6)	(28.0)
Other non-cash items	54.3	52.1
Net cash provided by operating activities	122.7	166.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(118.1)	(83.0)
Acquisitions of businesses and assets, net of cash acquired, and other	(206.0)	(30.3)
Net cash used in investing activities	(324.1)	(113.3)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	795.1	702.0
Repayments of long-term debt	(593.1)	(426.3)
Net proceeds from (repayments of) short-term debt	0.2	(351.7)
Net proceeds (payments) related to share-based compensation awards	8.2	(3.4)
Issuance of common stock for employee stock purchase plan	1.9	1.8
Net cash provided by (used in) financing activities	212.3	(77.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.5	4.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	14.4	(20.1)
Cash, cash equivalents, and restricted cash at beginning of period	120.9	138.6
Cash, cash equivalents, and restricted cash at end of period	$135.3	$118.5
Reconciliation of cash flow information:
Cash and cash equivalents	$135.2	$118.2
Restricted cash included in other current assets	0.1	0.3
Total cash, cash equivalents, and restricted cash	$135.3	$118.5
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

The accompanying Consolidated Condensed Financial Statements and related notes are unaudited and should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The Consolidated Condensed Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the interim periods presented.
Accounting Policies

There have been no material changes to our significant accounting policies1 described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
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
Stock Split
On February 16, 2024, the Company effected a four-for-one stock split of its outstanding shares of common stock. The par value of the common stock remains at $0.10 cents per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from "Additional paid-in capital" to "Common stock". All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.
Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities to disclose specific categories in the effective tax rate reconciliation and additional information for reconciling items that exceed a quantitative threshold. The guidance also requires all disaggregated information pertaining to taxes paid, net of refunds received, for federal, state and foreign income taxes. The new guidance is effective for fiscal years beginning after December 15, 2024, with the option to apply prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. The ASU is effective for us beginning on November 1, 2024, and will be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

Note 2. Acquisitions and Joint Venture

All acquisitions were funded by cash generated from operations or facility borrowings.

On November 1, 2023, CooperSurgical completed the acquisition of select Cook Medical assets focused primarily on the obstetrics, doppler monitoring, and gynecology surgery markets. The purchase price of the acquisition was $300.0 million, with $200.0 million paid at closing and two cash payments of $50.0 million each to be paid on November 1, 2024 and November 1, 2025. The present value of the acquisition purchase price was $291.6 million, which is included in the Company's balance sheet. Based upon preliminary valuations, assets acquired primarily comprised of $157.9 million of technologies, $26.6 million of
1 To further clarify the policy detailed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, the current portion of the deferred revenue balances at the beginning of each period presented were generally fully recognized in a ratable manner in the subsequent 12-month period. We recognized revenue of approximately $31.0 million and $23.0 million for the three months ended January 31, 2024, and 2023, respectively, that was included in the deferred revenue balance at October 31, 2023 and October 31, 2022.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
customer relationship related intangibles, and $107.2 million of goodwill. The goodwill is deductible for tax purposes. The purchase price allocation is preliminary, and the Company is in the process of finalizing purchase accounting information.

Joint Venture

CooperVision and Essilor International SAS (Essilor) executed a Contribution Agreement and a Stock Purchase Agreement (the “Agreements”) in March 2022 to form a joint venture in SightGlass Vision, Inc. (SGV), which is a medical device company developing spectacle lenses for myopia management. Essilor paid CooperVision $52.1 million in exchange for a 50% interest in SGV and their proportionate share of the revenue payments. As part of the Agreements, each party contributed their interest in SGV and $10 million in cash. Prior to March 2022, CooperVision owned 100% of SGV.

Further information regarding the joint venture is included in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Note 3. Inventories

(In millions)	January 31, 2024	October 31, 2023
Raw materials	$208.7	$207.3
Work-in-process	18.8	19.0
Finished goods	520.0	509.3
Total inventories	$747.5	$735.6

Note 4. Intangible Assets

Intangible assets consisted of the following:

	January 31, 2024		October 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,125.6	$358.3	$1,099.2	$345.8	19
Composite intangible asset	1,061.9	442.5	1,061.9	424.8	15
Technology	652.7	348.3	494.5	335.4	11
Trademarks	204.5	79.8	208.9	81.1	15
License and distribution rights and other	47.8	24.8	51.6	28.0	11
	3,092.5	$1,253.7	2,916.1	$1,215.1	16
Less: accumulated amortization and translation	1,253.7		1,215.1
Intangible assets with definite lives, net	1,838.8		1,701.0
Intangible assets with indefinite lives, net (1)	9.3		9.3
Total other intangibles, net	$1,848.1		$1,710.3
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As of January 31, 2024, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2024	$147.7
2025	187.9
2026	180.3
2027	165.9
2028	161.4
Thereafter	995.6
Total remaining amortization for intangible assets with definite lives	$1,838.8
There was no impairment of goodwill or intangible assets recorded in the three months ended January 31, 2024.

Note 5. Financing Arrangements

The Company had outstanding debt as follows:

(In millions)	January 31, 2024	October 31, 2023
Short-term debt, excluding financing leases	$45.1	$44.4
Financing lease liabilities	1.0	1.0
Short-term debt	$46.1	$45.4

Revolving credit	$375.0	$172.6
Term loans	2,350.0	2,350.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(2.3)	(2.4)
Long-term debt, excluding financing leases	2,722.9	2,520.4
Financing lease liabilities	3.3	3.4
Long-term debt	$2,726.2	$2,523.8
Total debt	$2,772.3	$2,569.2

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, which was filed with the Securities and Exchange Commission on December 8, 2023. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of January 31, 2024, the Company was in compliance with all debt covenants.

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

On January 31, 2024, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility and the interest rate was 6.45%.

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

On January 31, 2024, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $375.0 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility and the weighted-average interest rate on the 2020 Revolving Credit Facility was 6.45% at January 31, 2024.

Note 6. Income Taxes

The effective tax rates for the three months ended January 31, 2024, and January 31, 2023, were 32.4% and 30.7%, respectively. The increase was primarily due to changes in the geographic composition of pre-tax earnings and an increase in the UK statutory tax rate from 19% to 25%, partially offset by an increase in excess tax benefits from share-based compensation.

Note 7. Earnings Per Share

Period Ended January 31,	Three Months
(In millions, except per share amounts)	2024	2023
Net income	$81.2	$84.6
Basic:
Weighted-average common shares	198.4	197.5
Basic earnings per share	$0.41	$0.43
Diluted:
Weighted-average common shares	198.4	197.5
Effect of dilutive stock plans	1.5	1.2
Diluted weighted-average common shares	199.9	198.7
Diluted earnings per share	$0.41	$0.43
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Period Ended January 31,	Three Months
(In thousands, except exercise prices)	2024	2023
Stock option shares excluded	1,245	2,056
Exercise prices	$82.46 - $101.54	$75.03 - $101.54
Restricted stock units excluded	1	852

Note 8. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2023. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

Period Ended January 31,	Three Months
(In millions)	2024	2023
Selling, general and administrative expense	$21.8	$14.4
Cost of sales	1.2	1.1
Research and development expense	0.9	0.8
Total share-based compensation expense	$23.9	$16.3
Related income tax benefit	$3.3	$1.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 9. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2022	$(555.0)	$(6.2)	$94.4	$(466.8)
Gross change in value	84.0	—	(27.8)	56.2
Tax effect	—	—	6.8	6.8
Balance at January 31, 2023	$(471.0)	$(6.2)	$73.4	$(403.8)

Balance at October 31, 2023	$(538.0)	$(3.2)	$87.4	$(453.8)
Gross change in value	59.8	—	(36.8)	23.0
Tax effect	—	—	8.8	8.8
Balance at January 31, 2024	$(478.2)	$(3.2)	$59.4	$(422.0)
Share Repurchases
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of January 31, 2024, $256.4 million remains authorized for repurchase.
During the three months ended January 31, 2024, and 2023, there were no share repurchases.
Dividends
In December 2023, the Company's Board of Directors decided to end the declaration of the semiannual dividend.
The Company paid a semiannual dividend of approximately $1.5 million or 3 cents per share, on February 10, 2023, to stockholders of record on January 23, 2023.

Note 10. Contingencies and Commitments

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

As of January 31, 2024, the Company entered into an additional lease that has not yet commenced in order to expand capacity. The undiscounted lease payments are estimated at $73.0 million for a lease that will commence beginning in fiscal 2025 for a term of 25 years.

Note 11. Business Segment Information
The following tables present revenue and other financial information by reportable segment:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Segment information:

Period Ended January 31,	Three Months
(In millions)	2024	2023
CooperVision net sales by category:
Toric and multifocal	$297.3	$261.6
Sphere, other	324.2	319.7
Total CooperVision net sales	$621.5	$581.3
CooperSurgical net sales by category:
Office and surgical	$191.1	$165.2
Fertility	119.0	112.0
CooperSurgical net sales	310.1	277.2
Total net sales	$931.6	$858.5
Operating income (loss):
CooperVision	$154.8	$160.1
CooperSurgical	24.0	5.8
Corporate	(25.7)	(16.4)
Total operating income	153.1	149.5
Interest expense	29.9	26.1
Other expense, net	3.2	1.3
Income before income taxes	$120.0	$122.1

(In millions)	January 31, 2024	October 31, 2023
Total identifiable assets:
CooperVision	$7,129.5	$7,044.0
CooperSurgical	4,663.3	4,351.8
Corporate	239.8	263.1
Total	$12,032.6	$11,658.9

Geographic information:

Period Ended January 31,	Three Months
(In millions)	2024	2023
Net sales to unaffiliated customers by country of domicile:
United States	$470.4	$434.8
Europe	276.6	248.2
Rest of world	184.6	175.5
Total	$931.6	$858.5

(In millions)	January 31, 2024	October 31, 2023
Net property, plant and equipment by country of domicile:
United States	$1,049.4	$1,027.6
Europe	353.6	325.9
Rest of world	279.2	279.1
Total	$1,682.2	$1,632.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 12. Financial Derivatives and Hedging
As of January 31, 2024, the notional amount of outstanding foreign currency forward contracts was $59.3 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the three months ended January 31, 2024, and January 31, 2023.
As of January 31, 2024, the Company has 8 interest rate swap contracts that have a total notional amount of $1.6 billion and remaining maturities of four years or less.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income and Comprehensive Income:

Period Ended January 31,		Three Months
(In millions)		2024	2023
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(13.6)	$(8.3)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Period Ended January 31,	Three Months
(In millions)	2024	2023
Beginning balance gain	$115.1	$124.5
Amount recognized in accumulated other comprehensive income on interest rate swap contracts, gross	(23.2)	(19.5)
Amount reclassified from accumulated other comprehensive income into earnings, gross	(13.6)	(8.3)
Ending balance gain	$78.3	$96.7

The amount recognized in other comprehensive income on interest rate swap contracts was $(18.0) million and $(14.8) million, net of tax, for the three months ended January 31, 2024, and 2023, respectively.

The amount reclassified from other comprehensive income into earnings was $(10.0) million and $(6.2) million, net of tax, for the three months ended January 31, 2024, and 2023, respectively.

Refer to Note 9. Stockholders' Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss."

The Company expects that $(42.7) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Condensed Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Note numbers refer to “Notes to Consolidated Condensed Financial Statements” in Item 1. Unaudited Financial Statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including: statements regarding the expected impact of global macroeconomic conditions, and statements regarding acquisitions (including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share) that are forward-looking. In addition, all statements regarding anticipated growth in our net sales, anticipated effects of any product recalls, anticipated market conditions, planned product launches, restructuring or business transition expectations, regulatory plans, and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are:
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
•Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, as such Risk Factors may be updated in quarterly filings including updates made in this filing.
We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the first quarter of fiscal 2024 ended January 31, 2024, compared with the same period of fiscal 2023. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

Outlook

We are optimistic about the long-term prospects for the worldwide contact lens and general health care markets, and the resilience of and growth prospects for our businesses and products. However, we face significant risks and uncertainties in our global operating environment as further described in the Part II, Item 1A "Risk Factors" herein. These risks include uncertain global and regional business, political and economic conditions, including but not limited to those associated with man-made or natural disasters, pandemic conditions, inflation, foreign exchange rate fluctuations, regulatory developments, supply chain disruptions, and escalating global trade barriers. These risks and uncertainties have adversely affected our sales, cash flow and performance in the past and could further adversely affect our future sales, cash flow and performance.
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal, and toric multifocal contact lenses offered in materials like silicone hydrogel Aquaform technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care contact lens markets with myopia management contact lenses using its ActivControl technology and with products such as orthokeratology (ortho-k) and scleral lenses. CooperVision has U.S. Food and Drug Administration (FDA) approval for its MiSight 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12. Further, CooperVision has Chinese National Medical Products Administration (NMPA) approval for its MiSight 1 day lens for use in China. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
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
Net Sales

Net Sales Q1
$ (Millions)
$621.5
$581.3
$310.1
$277.2
$931.6
$858.5
CooperVision
CooperSurgical
Consolidated
QTD Q1 2024
QTD Q1 2023

CooperVision Net Sales
The contact lens market has two major product categories:
•Toric and multifocal lenses including lenses that, in addition to correcting near- and farsightedness, address more complex visual defects such as astigmatism and presbyopia by adding optical properties of cylinder and axis, which correct for irregularities in the shape of the cornea; and
•Spherical lenses, including lenses that correct near- and farsightedness uncomplicated by more complex visual defects, myopia management lenses, which slow the progression of and correct myopia in age-appropriate children, and other specialty lenses.
CooperVision Net Sales by Category

Three Months Ended January 31,			2024 vs 2023 % Change
($ in millions)	2024	2023
Toric and multifocal	$297.3	$261.6	14%
Sphere, other	324.2	319.7	1%
	$621.5	$581.3	7%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

In the three months ended January 31, 2024, the growth experienced across most categories was positively impacted by favorable foreign exchange rate fluctuations of approximately $4.4 million.
•Toric and multifocal grew primarily through the success of MyDay and Biofinity.
•Sphere, other grew primarily through MyDay and MiSight lenses.
•"Other" products represented approximately 1% of net sales in the three months ended January 31, 2024, and 2023, respectively.
CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Period Ended January 31,	Three Months
($ in millions)	2024	2023	2024 vs 2023 % Change
Americas	$252.6	$241.4	5%
EMEA	238.2	214.4	11%
Asia Pacific	130.7	125.5	4%
	$621.5	$581.3	7%

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Office and surgical – This includes medical devices, cryostorage (such as cord blood and cord tissue storage), and contraception.
Fertility – This includes fertility consumables and equipment, donor gamete services, and genomic services (including genetic testing).

Three Months Ended January 31,			2024 vs 2023 % Change
($ in millions)	2024	2023
Office and surgical	$191.1	$165.2	16%
Fertility	119.0	112.0	6%
	$310.1	$277.2	12%

In the three months ended January 31, 2024, office and surgical net sales increased primarily due to the addition of Cook Medical on November 1, 2023, and an increase in revenue from products such as Uterine Manipulators and Paragard. Fertility net sales increased due to an increase in revenue from consumable products and genomic services.
The above growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations of approximately $2.7 million for the three months ended January 31, 2024.
Gross Margin

Consolidated gross margin increased in the three months ended January 31, 2024, to 67% compared to 65% in the three months ended January 31, 2023, primarily driven by efficiency gains and price.

Selling, General and Administrative (SGA) Expenses

Three Months Ended January 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$220.8	36%	$187.3	32%	18%
CooperSurgical	134.4	43%	127.2	46%	6%
Corporate	25.7	—	16.4	—	57%
	$380.9	41%	$330.9	39%	15%

CooperVision's SGA expenses increased in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, primarily due to $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone in the three months ended January 31, 2023.
CooperSurgical's SGA expenses increased in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, primarily due to acquisition and integration expenses.
Corporate SGA expenses increased in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, primarily due to share-based compensation related expenses.
Research and Development (R&D) Expenses

Three Months Ended January 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$20.7	3%	$16.7	3%	24%
CooperSurgical	18.8	6%	14.9	5%	27%
	$39.5	4%	$31.6	4%	26%
CooperVision's R&D expenses increased in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, primarily due to myopia management programs and timing of R&D projects. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperSurgical's R&D expenses increased in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, mainly due to project spend and European Medical Device Regulation costs. CooperSurgical's R&D activities are focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.
Amortization Expense

Three Months Ended January 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$7.7	1%	$8.4	1%	(8)%
CooperSurgical	42.6	14%	38.1	14%	11%
	$50.3	5%	$46.5	5%	8%
CooperVision's amortization expense for the three months ended January 31, 2024, remained relatively flat year over year. CooperSurgical's amortization expense increased in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, primarily due to the amortization of intangible assets recently acquired through acquisitions.
Operating Income

Three Months Ended January 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$154.8	25%	$160.1	28%	(3)%
CooperSurgical	24.0	8%	5.8	2%	311%
Corporate	(25.7)	—	(16.4)	—	57%
	$153.1	16%	$149.5	17%	2%

CooperVision's operating income decreased in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, primarily due to a net increase in operating expenses, partially offset by an increase in net sales.

CooperSurgical's operating income increased in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, primarily due to an increase in net sales, partially offset by a net increase in operating expenses.

Corporate operating loss increased in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, primarily due to higher share-based compensation expenses.
Interest Expense

Three Months Ended January 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
Interest expense	$29.9	3%	$26.1	3%	15%
Interest expense increased during the three months ended January 31, 2024, compared to the three months ended January 31, 2023, primarily due to higher interest rates.
Other Expense, Net

Period Ended January 31,	Three Months
($ in millions)	2024	2023
Foreign exchange loss (gain)	$1.2	$(1.0)
Other expense, net	2.0	2.3
	$3.2	$1.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Foreign exchange loss is primarily associated with the weakening of the U.S. dollar against foreign currencies and the effect on intercompany receivables during the three months ended January 31, 2024.

Other expense, net was relatively flat in the three months ended January 31, 2024, compared to the three months ended January 31, 2023.
Provision for Income Taxes

The effective tax rates for the three months ended January 31, 2024, and January 31, 2023, were 32.4% and 30.7%, respectively. The increase was primarily due to changes in the geographic composition of pre-tax earnings and an increase in the UK statutory tax rate from 19% to 25%, partially offset by an increase in excess tax benefits from share-based compensation.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity

Working capital on January 31, 2024, and October 31, 2023, was $829.0 million and $735.9 million, respectively. The increase in working capital was primarily due to an increase in trade accounts receivable mainly due to higher sales and timing of collections, and an increase in prepaid expenses and other current assets.
Cash Flow

($ in millions)	January 31, 2024	January 31, 2023
Operating activities	$122.7	$166.6
Investing activities	(324.1)	(113.3)
Financing activities	212.3	(77.6)
Effect of exchange rate changes on cash, cash equivalents, restricted cash	3.5	4.2
Net increase (decrease) in cash, cash equivalents, restricted cash	$14.4	$(20.1)
Operating Cash Flow
Cash provided by operating activities in the first three months of fiscal 2024 decreased compared to the first three months of fiscal 2023, primarily due to net changes in operating capital, including a decrease in accounts payable, partially offset by the $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone in the first three months of fiscal 2023.
Investing Cash Flow

Cash used in investing activities in the first three months of fiscal 2024 increased compared to the first three months of fiscal 2023, primarily attributable to $200.0 million cash paid for the Cook Medical acquisition in the first three months of fiscal 2024 and an increase in purchases of property, plant and equipment.
Financing Cash Flow
Cash provided by financing activities in the first three months of fiscal 2024 was primarily attributable to $200.0 million drawn on the revolving credit to pay for the Cook Medical acquisition.
Cash used in financing activities in the first three months of fiscal 2023 was primarily due to repayments of $338.0 million on the 2021 364-day term loan, partially offset by $276.5 million of funds drawn on the 2020 revolving credit.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of January 31, 2024:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date

Revolving Credit:
2020 Revolving Credit	$1,290.0	$375.0	$2.4	$912.6	April 1, 2025
Term loan:
2020 Term Loan	850.0	850.0	n/a	—	April 1, 2025
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,640.0	$2,725.0	$2.4	$912.6

As of January 31, 2024, the Company was in compliance with all debt covenants. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Considering recent market conditions, we have re-evaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flow from operating activities and cash available under our 2020 Credit Agreement will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the Consolidated Condensed Financial Statements included

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
in this quarterly report. To the extent additional funds are necessary to meet our liquidity needs such as for acquisitions, share repurchases or other activities as we execute our business strategy, we anticipate that additional funds could be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.

Share Repurchase
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of January 31, 2024, $256.4 million remains authorized for repurchase.
During the three months ended January 31, 2024, and 2023, there were no share repurchases.
Dividends
In December 2023, the Company's Board of Directors decided to end the declaration of the semiannual dividend.
Stock Split
On February 16, 2024, the Company effected a four-for-one stock split of its outstanding shares of common stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented. The par value of the common stock remains $0.10 cents per share.
Estimates and Critical Accounting Policies

Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis in our Form 10-K for the fiscal year ended October 31, 2023. There have been no material changes in our policies2 from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2023.
Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. General of the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

2 To further clarify the policy detailed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, the current portion of the deferred revenue balances at the beginning of each period presented were generally fully recognized in a ratable manner in the subsequent 12-month period. We recognized revenue of approximately $31.0 million and $23.0 million for the three months ended January 31, 2024, and 2023, respectively, that was included in the deferred revenue balance at October 31, 2023 and October 31, 2022.

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
At January 31, 2024, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $29.9 million in operating income for the fiscal quarter ended January 31, 2024. See Note 12. Financial Derivatives and Hedging of the Consolidated Condensed Financial Statements for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR. As of January 31, 2024, we had outstanding debt for an aggregate carrying amount of $2.8 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the first quarter of fiscal 2024. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our first quarter of fiscal 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2017, the authorization under the 2012 Stock Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of January 31, 2024, $256.4 million remains authorized for repurchase.
During the three months ended January 31, 2024, and 2023, there were no share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended January 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date

3.1	Amendment to Second Restated Certificate of Incorporation

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three months period ended January 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 1, 2024	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 1, 2024	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)