Form 10-Q
period 2024-04-30
COOPER COMPANIES, INC.
filed 2024-05-31
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2024

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
(925) 460-3600
(Registrant’s telephone number, including area code)
_____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.10 par value	COO	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On May 24, 2024, 199,119,880 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Periods Ended April 30,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2024	2023	2024	2023
Net sales	$942.6	$877.4	$1,874.2	$1,735.9
Cost of sales	311.4	294.5	619.2	594.5
Gross profit	631.2	582.9	1,255.0	1,141.4
Selling, general and administrative expense	380.3	407.5	761.2	738.4
Research and development expense	38.9	32.6	78.4	64.2
Amortization of intangibles	50.3	46.5	100.6	93.0
Operating income	161.7	96.3	314.8	245.8
Interest expense	28.9	26.1	58.8	52.2
Other expense, net	2.8	4.6	6.0	5.9
Income before income taxes	130.0	65.6	250.0	187.7
Provision for income taxes (Note 6)	41.1	25.8	79.9	63.3
Net income	$88.9	$39.8	$170.1	$124.4
Earnings per share (Note 7)*:
Basic	$0.45	$0.20	$0.86	$0.63
Diluted	$0.44	$0.20	$0.85	$0.63
Number of shares used to compute earnings per share*:
Basic	198.9	197.9	198.6	197.7
Diluted	200.5	199.2	200.2	198.9
Other comprehensive income, net of tax:
Cash flow hedges	$21.4	$(5.5)	$(6.6)	$(26.5)
Foreign currency translation adjustment	(22.0)	(14.5)	37.8	69.5
Comprehensive income	$88.3	$19.8	$201.3	$167.4
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	April 30, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$112.4	$120.8
Trade accounts receivable, net of allowance for credit losses of $39.9 at April 30, 2024, and $31.3 at October 31, 2023	688.7	609.7
Inventories (Note 3)	775.4	735.6
Prepaid expense and other current assets	282.5	238.8
Total current assets	1,859.0	1,704.9
Property, plant and equipment, net	1,709.3	1,632.6
Goodwill	3,761.3	3,624.5
Other intangibles, net (Note 4)	1,796.9	1,710.3
Deferred tax assets	2,283.7	2,349.5
Other assets	637.2	637.1
Total assets	$12,047.4	$11,658.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$41.7	$45.4
Accounts payable	230.7	261.9
Employee compensation and benefits	144.7	174.8
Deferred revenue	121.7	123.6
Other current liabilities	413.7	363.3
Total current liabilities	952.5	969.0
Long-term debt (Note 5)	2,671.3	2,523.8
Deferred tax liabilities	94.2	101.5
Long-term tax payable	59.0	90.2
Deferred revenue	188.6	184.2
Other liabilities	277.9	239.2
Total liabilities	$4,243.5	$4,107.9
Contingencies (Note 10)
Stockholders’ equity*:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 216.8 issued and 199.1 outstanding at April 30, 2024, and 215.8 issued and 198.1 outstanding at October 31, 2023	21.7	21.6
Additional paid-in capital	1,866.7	1,817.2
Accumulated other comprehensive loss	(422.6)	(453.8)
Retained earnings	7,046.2	6,876.1
Treasury stock at cost: 17.7 shares at April 30, 2024, and 17.7 shares at October 31, 2023	(708.3)	(710.3)
Total Cooper stockholders’ equity	7,803.7	7,550.8
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	7,803.9	7,551.0
Total liabilities and stockholders’ equity	$12,047.4	$11,658.9
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2022*	197.4	$19.7	17.8	$1.8	$1,749.4	$(466.8)	$6,584.9	$(714.5)	$0.2	$7,174.7
Net income	—	—	—	—	—	—	84.6	—	—	84.6
Other comprehensive income, net of tax	—	—	—	—	—	63.0	—	—	—	63.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.4	—	—	—	(2.5)	—	—	1.2	—	(1.3)
Dividends on common stock ($0.03 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	16.2	—	—	—	—	16.2
Balance at January 31, 2023*	197.8	$19.7	17.8	$1.8	$1,763.1	$(403.8)	$6,668.0	$(713.3)	$0.2	$7,335.7
Net income	—	—	—	—	—	—	39.8	—	—	39.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(20.0)	—	—	—	(20.0)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.2	0.1	—	—	6.7	—	—	1.0	—	7.8
Share-based compensation expense	—	—	—	—	14.7	—	—	—	—	14.7
Balance at April 30, 2023*	198.0	$19.8	17.8	$1.8	$1,784.5	$(423.8)	$6,707.8	$(712.3)	$0.2	$7,378.0

*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2023*	198.1	$19.8	17.7	$1.8	$1,817.2	$(453.8)	$6,876.1	$(710.3)	$0.2	$7,551.0
Net income	—	—	—	—	—	—	81.2	—	—	81.2
Other comprehensive income, net of tax	—	—	—	—	—	31.8	—	—	—	31.8
Issuance of common stock for stock plans, net and employee stock purchase plan	0.6	—	—	—	6.6		—	1.1	—	7.7
Share-based compensation expense	—	—	—	—	23.6	—	—	—	—	23.6
Balance at January 31, 2024*	198.7	$19.8	17.7	$1.8	$1,847.4	$(422.0)	$6,957.3	$(709.2)	$0.2	$7,695.3
Net income	—	—	—	—	—	—	88.9	—	—	88.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.6)	—	—	—	(0.6)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.4	0.1	—	—	2.5	—	—	0.9	—	3.5
Share-based compensation expense	—	—	—	—	16.8	—	—	—	—	16.8
Balance at April 30, 2024*	199.1	$19.9	17.7	$1.8	$1,866.7	$(422.6)	$7,046.2	$(708.3)	$0.2	$7,803.9

*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions, unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$170.1	$124.4
Depreciation and amortization	195.1	180.5
Change in fair value of contingent consideration	—	(31.8)
Accrual for acquisition termination fee	—	45.0
Net changes in operating capital	(252.7)	(103.0)
Other non-cash items	121.2	75.7
Net cash provided by operating activities	233.7	290.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(192.2)	(156.6)
Acquisitions of businesses and assets, net of cash acquired, and other	(206.7)	(38.7)
Net cash used in investing activities	(398.9)	(195.3)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,403.1	1,199.3
Repayments of long-term debt	(1,256.4)	(985.5)
Net repayments of short-term debt	(2.0)	(342.5)
Net proceeds related to share-based compensation awards	6.8	2.1
Dividends on common stock	—	(1.5)
Issuance of common stock for employee stock purchase plan	3.7	3.7
Net cash provided by (used in) financing activities	155.2	(124.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.7	2.4
Net decrease in cash, cash equivalents, and restricted cash	(8.3)	(26.5)
Cash, cash equivalents, and restricted cash at beginning of period	120.9	138.6
Cash, cash equivalents, and restricted cash at end of period	$112.6	$112.1
Reconciliation of cash flow information:
Cash and cash equivalents	$112.4	$111.9
Restricted cash included in other current assets	0.2	0.2
Total cash, cash equivalents, and restricted cash	$112.6	$112.1
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
Stock Split
On February 16, 2024, the Company effected a four-for-one stock split of its outstanding shares of common stock. The par value of the common stock remains at $0.10 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from "Additional paid-in capital" to "Common stock". All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.
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

On November 1, 2023, CooperSurgical completed the acquisition of select Cook Medical assets focused primarily on the obstetrics, doppler monitoring, and gynecology surgery markets. The purchase price of the acquisition was $300.0 million, with $200.0 million paid at closing and two cash payments of $50.0 million each to be paid on November 1, 2024, and November 1, 2025. The present value of the acquisition purchase price was $291.6 million, which is included in the Company's balance sheet.
1 To further clarify the policy detailed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, the current portion of the deferred revenue balances at the beginning of each period presented were generally fully recognized in a ratable manner in the subsequent 12-month period. We recognized revenue of approximately $31.0 million and $62.0 million for the three and six months ended April 30, 2024, respectively, that was included in the deferred revenue balance at January 31, 2024, and October 31, 2023. We recognized revenue of approximately $27.0 million and $50.0 million for the three and six months ended April 30, 2023, respectively, that was included in the deferred revenue balance at January 31, 2023, and October 31, 2022.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Assets acquired primarily comprised of $157.9 million of technologies, $26.6 million of customer relationship related intangibles, and $107.2 million of goodwill. The goodwill is deductible for tax purposes.

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

Note 3. Inventories

(In millions)	April 30, 2024	October 31, 2023
Raw materials	$212.8	$207.3
Work-in-process	23.1	19.0
Finished goods	539.5	509.3
Total inventories	$775.4	$735.6

Note 4. Intangible Assets

Intangible assets consisted of the following:

	April 30, 2024		October 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,122.8	$372.2	$1,099.2	$345.8	19
Composite intangible asset	1,061.9	460.2	1,061.9	424.8	15
Technology	653.2	361.1	494.5	335.4	12
Trademarks	204.2	83.3	208.9	81.1	15
License and distribution rights and other	47.7	25.4	51.6	28.0	11
	3,089.8	$1,302.2	2,916.1	$1,215.1	16
Less: accumulated amortization and translation	1,302.2		1,215.1
Intangible assets with definite lives, net	1,787.6		1,701.0
Intangible assets with indefinite lives, net (1)	9.3		9.3
Total other intangibles, net	$1,796.9		$1,710.3
(1) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As of April 30, 2024, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2024	$97.3
2025	187.7
2026	180.1
2027	165.8
2028	161.2
Thereafter	995.5
Total remaining amortization for intangible assets with definite lives	$1,787.6
There was no impairment of goodwill or intangible assets recorded in the six months ended April 30, 2024.

Note 5. Financing Arrangements

The Company had outstanding debt as follows:

(In millions)	April 30, 2024	October 31, 2023
Short-term debt, excluding financing leases	$40.7	$44.4
Financing lease liabilities	1.0	1.0
Short-term debt	$41.7	$45.4

Revolving credit	$320.0	$172.6
Term loans	2,350.0	2,350.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(1.9)	(2.4)
Long-term debt, excluding financing leases	2,668.3	2,520.4
Financing lease liabilities	3.0	3.4
Long-term debt	$2,671.3	$2,523.8
Total debt	$2,713.0	$2,569.2

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of April 30, 2024, the Company was in compliance with all debt covenants.

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

On April 30, 2024, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility and the interest rate was 6.43%.

Revolving Credit and Term Loan Agreement on April 1, 2020

On April 1, 2020, the Company entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.29 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The Company has an uncommitted option to increase

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
the revolving credit facility or establish a new term loan in an aggregate amount up to $1.605 billion. On April 30, 2024, the Company had $850.0 million outstanding under the 2020 Term Loan Facility and $320.0 million outstanding under the 2020 Revolving Credit Facility. The interest rate on the 2020 Term Loan Facility and the 2020 Revolving Credit Facility was 6.42% at April 30, 2024.

Subsequent Event

On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement), among the Company, CooperVision International Limited, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2024 Credit Agreement provides for a multicurrency revolving credit facility (the 2024 Revolving Credit Facility) in an aggregate principal amount of $2.3 billion which, unless terminated earlier, matures on May 1, 2029. On May 1, 2024, the Company used $1.170 billion under the 2024 Revolving Credit Facility to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility, and terminated the 2020 Credit Agreement.

On May 1, 2024, in connection with the Company's entry into the 2024 Credit Agreement, the Company also entered into Amendment No. 2 to the 2021 Credit Agreement, modifying the 2021 Credit Agreement by, among other things, conforming certain provisions therein to those contained in the 2024 Credit Agreement.

Note 6. Income Taxes

The effective tax rates for the three months ended April 30, 2024, and 2023, were 31.6% and 39.3%, respectively. The effective tax rates for the six months ended April 30, 2024, and 2023, were 32.0% and 33.7%, respectively. The decreases were primarily due to changes in the geographic composition of pre-tax earnings, partially offset by an increase in the UK statutory tax rate from 19% to 25%.

Note 7. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2024	2023	2024	2023
Net income	$88.9	$39.8	$170.1	$124.4
Basic:
Weighted-average common shares	198.9	197.9	198.6	197.7
Basic earnings per share	$0.45	$0.20	$0.86	$0.63
Diluted:
Weighted-average common shares	198.9	197.9	198.6	197.7
Effect of dilutive stock plans	1.6	1.3	1.6	1.2
Diluted weighted-average common shares	200.5	199.2	200.2	198.9
Diluted earnings per share	$0.44	$0.20	$0.85	$0.63
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2024	2023	2024	2023
Stock option shares excluded	833	1,252	833	1,252
Exercise prices	$82.46 - $101.54	$75.03 - $101.54	$82.46 - $101.54	$75.03 - $101.54
Restricted stock units excluded	3	248	22	268

Note 8. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2023. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended April 30,	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Selling, general and administrative expense	$15.4	$13.4	$37.2	$27.8
Cost of sales	1.1	0.9	2.3	2.0
Research and development expense	0.7	0.8	1.6	1.6
Total share-based compensation expense	$17.2	$15.1	$41.1	$31.4
Related income tax benefit	$1.5	$1.6	$4.8	$3.3

Note 9. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2022	$(555.0)	$(6.2)	$94.4	$(466.8)
Gross change in value	69.5	—	(35.0)	34.5
Tax effect	—	—	8.5	8.5
Balance at April 30, 2023	$(485.5)	$(6.2)	$67.9	$(423.8)

Balance at October 31, 2023	$(538.0)	$(3.2)	$87.4	$(453.8)
Gross change in value	37.8	—	(8.7)	29.1
Tax effect	—	—	2.1	2.1
Balance at April 30, 2024	$(500.2)	$(3.2)	$80.8	$(422.6)
Share Repurchases
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of April 30, 2024, $256.4 million remains authorized for repurchase.
During the three and six months ended April 30, 2024, and 2023, there were no share repurchases.
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

As of April 30, 2024, the Company entered into an additional lease that has not yet commenced in order to expand capacity. The undiscounted lease payments are estimated at $73.0 million for a lease that will commence beginning in fiscal 2025 for a term of 25 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 11. Business Segment Information
The following tables present revenue and other financial information by reportable segment:
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2024	2023	2024	2023
CooperVision net sales by category:
Toric and multifocal	$310.3	$280.4	$607.6	$542.0
Sphere, other	325.6	308.9	649.8	628.6
Total CooperVision net sales	$635.9	$589.3	$1,257.4	$1,170.6
CooperSurgical net sales by category:
Office and surgical	$182.9	$163.0	$374.0	$328.2
Fertility	123.8	125.1	242.8	237.1
CooperSurgical net sales	306.7	288.1	616.8	565.3
Total net sales	$942.6	$877.4	$1,874.2	$1,735.9
Operating income (loss):
CooperVision	$160.2	$137.9	$315.0	$298.0
CooperSurgical	21.6	(24.3)	45.6	(18.5)
Corporate	(20.1)	(17.3)	(45.8)	(33.7)
Total operating income	161.7	96.3	314.8	245.8
Interest expense	28.9	26.1	58.8	52.2
Other expense, net	2.8	4.6	6.0	5.9
Income before income taxes	$130.0	$65.6	$250.0	$187.7

(In millions)	April 30, 2024	October 31, 2023
Total identifiable assets:
CooperVision	$7,115.3	$7,044.0
CooperSurgical	4,691.6	4,351.8
Corporate	240.5	263.1
Total	$12,047.4	$11,658.9

Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Net sales to unaffiliated customers by country of domicile:
United States	$479.0	$443.1	$949.4	$877.9
Europe	276.7	249.5	553.3	497.7
Rest of world	186.9	184.8	371.5	360.3
Total	$942.6	$877.4	$1,874.2	$1,735.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	April 30, 2024	October 31, 2023
Net property, plant and equipment by country of domicile:
United States	$1,071.7	$1,027.6
Europe	360.1	325.9
Rest of world	277.5	279.1
Total	$1,709.3	$1,632.6

Note 12. Financial Derivatives and Hedging
As of April 30, 2024, the notional amount of outstanding foreign currency forward contracts was $45.7 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the three and six months ended April 30, 2024, and April 30, 2023.
As of April 30, 2024, the Company has 8 interest rate swap contracts that have a total notional amount of $1.6 billion and remaining maturities of less than four years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income and Comprehensive Income:

Periods Ended April 30,		Three Months		Six Months
(In millions)		2024	2023	2024	2023
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(13.6)	$(9.9)	$(27.2)	$(18.2)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2024	2023	2024	2023
Beginning balance gain	$78.3	$96.7	$115.1	$124.5
Amount recognized in accumulated other comprehensive income on interest rate swap contracts, gross	41.7	2.7	18.5	(16.8)
Amount reclassified from accumulated other comprehensive income into earnings, gross	(13.6)	(9.9)	(27.2)	(18.2)
Ending balance gain	$106.4	$89.5	$106.4	$89.5

The amount recognized in other comprehensive income on interest rate swap contracts was $31.8 million and $13.8 million, net of tax, for the three and six months ended April 30, 2024, respectively, and $2.0 million and $(12.7) million, net of tax, for the three and six months ended April 30, 2023, respectively.

The amount reclassified from other comprehensive income into earnings was $(10.4) million and $(20.4) million, net of tax, for the three and six months ended April 30, 2024, respectively, and $(7.5) million and $(13.8) million, net of tax, for the three and six months ended April 30, 2023, respectively.

Refer to Note 9. Stockholders' Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss."

The Company expects that $(50.3) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Condensed Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

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
•The impact of international conflicts and the global response to international conflicts on the global economy, European economy, financial markets, energy markets, currency rates and our ability to supply product to, or through, affected countries.
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
•A major disruption in the operations of our manufacturing, accounting and financial reporting, research and development or distribution facilities due to the failure to perform by third-party vendors, including cloud computing providers or other technological problems, including any related to our information systems maintenance, enhancements or new system deployments, integrations or upgrades.
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
•Reduced sales, loss of customers, reputational harm and costs and expenses, including from claims and litigation related to product recalls and warning letters.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the second quarter of fiscal 2024 ended April 30, 2024, compared with the same period of fiscal 2023. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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
Net Sales

Net Sales Q2
$ (Millions)
$635.9
$589.3
$306.7
$288.1
$942.6
$877.4
CooperVision
CooperSurgical
Consolidated
2024
2023

Net Sales YTD Q2
$ (Millions)
$1,257.4
$1,170.6
$616.8
$565.3
$1,874.2
$1,735.9
CooperVision
CooperSurgical
Consolidated
2024
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
CooperVision Net Sales by Category

Three Months Ended April 30,			2024 vs 2023 % Change
($ in millions)	2024	2023
Toric and multifocal	$310.3	$280.4	11%
Sphere, other	325.6	308.9	5%
	$635.9	$589.3	8%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,			2024 vs 2023 % Change
($ in millions)	2024	2023
Toric and multifocal	$607.6	$542.0	12%
Sphere, other	649.8	628.6	3%
	$1,257.4	$1,170.6	7%
In the three and six months ended April 30, 2024, the growth experienced across most categories was partially offset by unfavorable foreign exchange rate fluctuations of approximately $11.1 million and $6.7 million, respectively.
•Toric and multifocal grew primarily through the success of MyDay and Biofinity.
•Sphere, other grew primarily through MyDay, MiSight, and Biofinity.
•"Other" products represented approximately 1% of net sales in the three and six months ended April 30, 2024, and 2023, respectively.
CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2024	2023	2024 vs 2023 % Change	2024	2023	2024 vs 2023 % Change
Americas	$264.4	$243.3	9%	$517.0	$484.8	7%
EMEA	237.0	210.0	13%	475.2	424.4	12%
Asia Pacific	134.5	136.0	(1)%	265.2	261.4	1%
	$635.9	$589.3	8%	$1,257.4	$1,170.6	7%

CooperVision's growth in net sales across all regions was primarily attributable to market gains of silicone hydrogel contact lenses. Refer to CooperVision Net Sales by Category above for further discussion.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperSurgical Net Sales by Category
CooperSurgical supplies the fertility and women's health care market with a diversified portfolio of products and services in two categories:
•Office and surgical offerings include products that facilitate surgical and non-surgical procedures that are commonly performed primarily by obstetricians and gynecologists in hospitals, surgical centers, and medical offices. This includes medical devices, cryostorage (such as cord blood and cord tissue storage), and contraception.
•Fertility offerings include highly specialized products and services that target the IVF process, including diagnostics testing with a goal to make fertility treatment safer, more efficient and convenient. This includes fertility consumables and equipment, donor gamete services, and genomic services (including genetic testing).
The chart below shows the percentage of net sales of office and surgical and fertility.

Three Months Ended April 30,			2024 vs 2023 % Change
($ in millions)	2024	2023
Office and surgical	$182.9	$163.0	12%
Fertility	123.8	125.1	(1)%
	$306.7	$288.1	6%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,			2024 vs 2023 % Change
($ in millions)	2024	2023
Office and surgical	$374.0	$328.2	14%
Fertility	242.8	237.1	2%
	$616.8	$565.3	9%
In the three months ended April 30, 2024, office and surgical net sales increased primarily due to the addition of Cook Medical on November 1, 2023, and an increase in revenue from Paragard. Fertility net sales remained relatively flat compared to the three months ended April 30, 2023.
In the six months ended April 30, 2024, office and surgical net sales increased primarily due to the addition of Cook Medical on November 1, 2023, and an increase in revenue from Paragard. Fertility net sales increased due to an increase in revenue from consumable products and genomic services, partially offset by a decrease in revenue from gamete services.
The above growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations of approximately $4.0 million and $6.7 million for the three and six months ended April 30, 2024, respectively.
Gross Margin

Consolidated gross margin increased in the three and six months ended April 30, 2024, to 67% compared to 66% in the three and six months ended April 30, 2023, primarily driven by efficiency gains and price.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Selling, General and Administrative (SGA) Expenses

Three Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$226.6	36%	$221.8	38%	2%
CooperSurgical	133.6	44%	168.4	58%	(21)%
Corporate	20.1	—	17.3	—	17%
	$380.3	40%	$407.5	46%	(7)%

Six Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$447.4	36%	$409.1	35%	9%
CooperSurgical	268.0	43%	295.6	52%	(9)%
Corporate	45.8	—	33.7	—	36%
	$761.2	41%	$738.4	43%	3%

CooperVision's SGA expenses increased in the three months ended April 30, 2024, compared to the three months ended April 30, 2023, due to increases in advertising and marketing activities. The increase in the six months ended April 30, 2024, was primarily due to $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone in the six months ended April 30, 2023.
CooperSurgical's SGA expenses decreased in the three and six months ended April 30, 2024, compared to the three and six months ended April 30, 2023, primarily due to an accrual of $45.0 million associated with the payment of a termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business in the three and six months ended April 30, 2023, partially offset by an increase in selling activities and distribution costs.
Corporate SGA expenses increased in the three and six months ended April 30, 2024, compared to the three and six months ended April 30, 2023, primarily due to share-based compensation related expenses.
Research and Development (R&D) Expenses

Three Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$20.9	3%	$16.9	3%	24%
CooperSurgical	18.0	6%	15.7	5%	14%
	$38.9	4%	$32.6	4%	19%

Six Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$41.6	3%	$33.6	3%	24%
CooperSurgical	36.8	6%	30.6	5%	20%
	$78.4	4%	$64.2	4%	22%
CooperVision's R&D expenses increased in the three and six months ended April 30, 2024, compared to the three and six months ended April 30, 2023, primarily due to myopia management programs and timing of R&D projects. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
CooperSurgical's R&D expenses increased in the three and six months ended April 30, 2024, compared to the three and six months ended April 30, 2023, mainly due to project spend and European Medical Device Regulation costs. CooperSurgical's R&D activities are focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Amortization Expense

Three Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$7.7	1%	$8.3	1%	(7)%
CooperSurgical	42.6	14%	38.2	13%	12%
	$50.3	5%	$46.5	5%	8%

Six Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$15.4	1%	$16.7	1%	(7)%
CooperSurgical	85.2	14%	76.3	14%	12%
	$100.6	5%	$93.0	5%	8%
CooperVision's amortization expense for the three and six months ended April 30, 2024, remained relatively flat year over year. CooperSurgical's amortization expense increased in the three and six months ended April 30, 2024, compared to the three and six months ended April 30, 2023, primarily due to the amortization of intangible assets recently acquired through acquisitions.
Operating Income

Three Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$160.2	25%	$137.9	23%	16%
CooperSurgical	21.6	7%	(24.3)	(8)%	189%
Corporate	(20.1)	—	(17.3)	—	17%
	$161.7	17%	$96.3	11%	68%

Six Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$315.0	25%	$298.0	25%	6%
CooperSurgical	45.6	7%	(18.5)	(3)%	346%
Corporate	(45.8)	—	(33.7)	—	36%
	$314.8	17%	$245.8	14%	28%

CooperVision's operating income increased in the three and six months ended April 30, 2024, compared to the three and six months ended April 30, 2023, primarily due to a net increase in net sales, partially offset by a net increase in operating expenses.

CooperSurgical's operating income in the three and six months ended April 30, 2024, compared to operating loss in the three and six months ended April 30, 2023, was primarily due to an accrual of $45.0 million associated with the payment of a termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business in the three and six months ended April 30, 2023.

Corporate operating loss increased in the three and six months ended April 30, 2024, compared to the three and six months ended April 30, 2023, primarily due to higher share-based compensation expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
Interest expense	$28.9	3%	$26.1	3%	11%

Six Months Ended April 30,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
Interest expense	$58.8	3%	$52.2	3%	13%
Interest expense increased during the three and six months ended April 30, 2024, compared to the three and six months ended April 30, 2023, primarily due to higher debt balances and higher interest rates.
Other Expense, Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2024	2023	2024	2023
Foreign exchange loss (gain)	$2.5	$2.8	3.7	$1.8
Other expense, net	0.3	1.8	2.3	4.1
	$2.8	$4.6	$6.0	$5.9
Foreign exchange loss is primarily associated with the weakening of the U.S. dollar against foreign currencies and the effect on intercompany receivables during the three and six months ended April 30, 2024.

Other expense, net decreased in the three and six months ended April 30, 2024, compared to the three and six months ended April 30, 2023, primarily due to a decrease in loss on minority investments.
Provision for Income Taxes

The effective tax rates for the three months ended April 30, 2024, and 2023, were 31.6% and 39.3%, respectively. The effective tax rates for the six months ended April 30, 2024, and 2023, were 32.0% and 33.7%, respectively. The decreases were primarily due to changes in the geographic composition of pre-tax earnings, partially offset by an increase in the UK statutory tax rate from 19% to 25%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity

Working capital on April 30, 2024, and October 31, 2023, was $906.5 million and $735.9 million, respectively. The increase in working capital was primarily due to an increase in trade accounts receivable mainly due to higher sales and timing of collections, an increase in prepaid expenses and other current assets, and an increase in inventories.
Cash Flow

($ in millions)	April 30, 2024	April 30, 2023
Operating activities	$233.7	$290.8
Investing activities	(398.9)	(195.3)
Financing activities	155.2	(124.4)
Effect of exchange rate changes on cash, cash equivalents, restricted cash	1.7	2.4
Net decrease in cash, cash equivalents, and restricted cash	$(8.3)	$(26.5)
Operating Cash Flow
Cash provided by operating activities in the first six months of fiscal 2024 decreased compared to the first six months of fiscal 2023, primarily due to net changes in operating capital, including a decrease in accrued liabilities and an increase in accounts receivable, partially offset by net changes in other non-cash items and the $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone in the first six months of fiscal 2023.
Investing Cash Flow

Cash used in investing activities in the first six months of fiscal 2024 increased compared to the first six months of fiscal 2023, primarily attributable to $200.0 million cash paid for the Cook Medical acquisition in the first six months of fiscal 2024, and an increase in purchases of property, plant and equipment.
Financing Cash Flow
Cash provided by financing activities in the first six months of fiscal 2024 was primarily attributable to $200.0 million drawn on the 2020 revolving credit to pay for the Cook Medical acquisition, partially offset by repayments on the 2020 revolving credit.
Cash used in financing activities in the first six months of fiscal 2023 was primarily due to repayments of $338.0 million on the 2021 364-day term loan, partially offset by $215.0 million of funds drawn on the 2020 revolving credit.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of April 30, 2024:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date

Revolving Credit:
2020 Revolving Credit	$1,290.0	$320.0	$2.3	$967.7	April 1, 2025
Term loan:
2020 Term Loan	850.0	850.0	n/a	—	April 1, 2025
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,640.0	$2,670.0	$2.3	$967.7

As of April 30, 2024, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement). The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Considering recent market conditions, we have re-evaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flow from operating activities and cash available under our 2024 Credit

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Agreement will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the Consolidated Condensed Financial Statements included in this quarterly report. To the extent additional funds are necessary to meet our liquidity needs such as for acquisitions, share repurchases or other activities as we execute our business strategy, we anticipate that additional funds could be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
Share Repurchase
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of April 30, 2024, $256.4 million remains authorized for repurchase.
During the six months ended April 30, 2024, and 2023, there were no share repurchases.
Dividends
In December 2023, the Company's Board of Directors decided to end the declaration of the semiannual dividend.
Stock Split
On February 16, 2024, the Company effected a four-for-one stock split of its outstanding shares of common stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented. The par value of the common stock remains $0.10 per share.
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

2 To further clarify the policy detailed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, the current portion of the deferred revenue balances at the beginning of each period presented were generally fully recognized in a ratable manner in the subsequent 12-month period. We recognized revenue of approximately $31.0 million and $62.0 million for the three and six months ended April 30, 2024, respectively, that was included in the deferred revenue balance at January 31, 2024, and October 31, 2023.We recognized revenue of approximately $27.0 million and $50.0 million for the three and six months ended April 30, 2023, respectively, that was included in the deferred revenue balance at January 31, 2023, and October 31, 2022.

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
At April 30, 2024, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $28.3 million in operating income for the fiscal quarter ended April 30, 2024. See Note 12. Financial Derivatives and Hedging of the Consolidated Condensed Financial Statements for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR. As of April 30, 2024, we had outstanding debt for an aggregate carrying amount of $2.7 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the second quarter of fiscal 2024. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our second quarter of fiscal 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2017, the authorization under the 2012 Stock Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of April 30, 2024, $256.4 million remains authorized for repurchase.
During the six months ended April 30, 2024, and 2023, there were no share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended April 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date

10.1#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Gerard Warner, effective as of March 19, 2024

10.2#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Albert G. White III, effective as of March 19, 2024

10.3#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Daniel G. McBride, effective as of March 19, 2024

10.4	Revolving Credit Agreement, dated as of May 1, 2024, among the Company, CooperVision International Limited, the lenders from time to time party thereto and PNC Bank National Association, as administrative agent	8-K	10.1	5/1/2024

10.5	Amendment No. 2, dated as of May 1, 2024, to the Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc., the lenders party thereto, and PNC Bank, National Association, as the administrative agent	8-K	10.2	5/1/2024

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months period ended April 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)
#    Indicates management contract or compensatory plan.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: May 31, 2024	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 31, 2024	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)