Form 10-Q
period 2024-07-31
COOPER COMPANIES, INC.
filed 2024-08-29
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2024

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On August 23, 2024, 199,155,603 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Periods Ended July 31,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2024	2023	2024	2023
Net sales	$1,002.8	$930.2	$2,877.0	$2,666.1
Cost of sales	339.8	320.2	959.0	914.7
Gross profit	663.0	610.0	1,918.0	1,751.4
Selling, general and administrative expense	381.1	375.2	1,142.3	1,113.6
Research and development expense	39.0	36.5	117.4	100.7
Amortization of intangibles	50.4	46.7	151.0	139.7
Operating income	192.5	151.6	507.3	397.4
Interest expense	28.5	26.8	87.3	79.0
Other expense, net	0.3	6.0	6.3	11.9
Income before income taxes	163.7	118.8	413.7	306.5
Provision for income taxes (Note 6)	59.0	33.5	138.9	96.8
Net income	$104.7	$85.3	$274.8	$209.7
Earnings per share (Note 7)*:
Basic	$0.53	$0.43	$1.38	$1.06
Diluted	$0.52	$0.43	$1.37	$1.05
Number of shares used to compute earnings per share*:
Basic	199.1	198.1	198.8	197.8
Diluted	200.6	199.6	200.3	199.2
Other comprehensive income, net of tax:
Cash flow hedges	$(27.2)	$14.6	$(33.8)	$(11.9)
Foreign currency translation adjustment	24.7	34.4	62.5	103.9
Comprehensive income	$102.2	$134.3	$303.5	$301.7
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	July 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$109.7	$120.8
Trade accounts receivable, net of allowance for credit losses of $42.8 at July 31, 2024, and $31.3 at October 31, 2023	739.0	609.7
Inventories (Note 3)	779.3	735.6
Prepaid expense and other current assets	298.7	238.8
Total current assets	1,926.7	1,704.9
Property, plant and equipment, net	1,747.6	1,632.6
Goodwill	3,777.2	3,624.5
Other intangibles, net (Note 4)	1,786.8	1,710.3
Deferred tax assets	2,248.3	2,349.5
Other assets	621.4	637.1
Total assets	$12,108.0	$11,658.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$40.8	$45.4
Accounts payable	222.0	261.9
Employee compensation and benefits	156.5	174.8
Deferred revenue	126.4	123.6
Other current liabilities	423.8	363.3
Total current liabilities	969.5	969.0
Long-term debt (Note 5)	2,591.6	2,523.8
Deferred tax liabilities	94.9	101.5
Long-term tax payable	59.0	90.2
Deferred revenue	190.8	184.2
Other liabilities	277.0	239.2
Total liabilities	$4,182.8	$4,107.9
Contingencies (Note 10)
Stockholders’ equity*:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 216.7 issued and 199.1 outstanding at July 31, 2024, and 215.8 issued and 198.1 outstanding at October 31, 2023	21.7	21.6
Additional paid-in capital	1,884.7	1,817.2
Accumulated other comprehensive loss	(425.1)	(453.8)
Retained earnings	7,150.9	6,876.1
Treasury stock at cost: 17.6 shares at July 31, 2024, and 17.7 shares at October 31, 2023	(707.2)	(710.3)
Total Cooper stockholders’ equity	7,925.0	7,550.8
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	7,925.2	7,551.0
Total liabilities and stockholders’ equity	$12,108.0	$11,658.9
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2022*	197.4	$19.7	17.8	$1.8	$1,749.4	$(466.8)	$6,584.9	$(714.5)	$0.2	$7,174.7
Net income	—	—	—	—	—	—	84.6	—	—	84.6
Other comprehensive income, net of tax	—	—	—	—	—	63.0	—	—	—	63.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.4	—	—	—	(2.5)	—	—	1.2	—	(1.3)
Dividends on common stock ($0.01 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	16.2	—	—	—	—	16.2
Balance at January 31, 2023*	197.8	$19.7	17.8	$1.8	$1,763.1	$(403.8)	$6,668.0	$(713.3)	$0.2	$7,335.7
Net income	—	—	—	—	—	—	39.8	—	—	39.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(20.0)	—	—	—	(20.0)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.2	0.1	—	—	6.7	—	—	1.0	—	7.8
Share-based compensation expense	—	—	—	—	14.7	—	—	—	—	14.7
Balance at April 30, 2023*	198.0	$19.8	17.8	$1.8	$1,784.5	$(423.8)	$6,707.8	$(712.3)	$0.2	$7,378.0
Net Income	—	—	—	—	—	—	85.3	—	—	85.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	49.0	—	—	—	49.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	(0.1)	—	1.5	—	—	1.0	—	2.5
Dividends on common stock ($0.01 per share)	—	—	—	—	—	—	(1.5)	—	—	(1.5)
Share-based compensation expense	—	—	—	—	15.2	—	—	—	—	15.2
Balance at July 31, 2023*	198.1	$19.8	17.7	$1.8	$1,801.2	$(374.8)	$6,791.6	$(711.3)	$0.2	$7,528.5

*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at November 1, 2023*	198.1	$19.8	17.7	$1.8	$1,817.2	$(453.8)	$6,876.1	$(710.3)	$0.2	$7,551.0
Net income	—	—	—	—	—	—	81.2	—	—	81.2
Other comprehensive income, net of tax	—	—	—	—	—	31.8	—	—	—	31.8
Issuance of common stock for stock plans, net and employee stock purchase plan	0.6	—	—	—	6.6		—	1.1	—	7.7
Share-based compensation expense	—	—	—	—	23.6	—	—	—	—	23.6
Balance at January 31, 2024*	198.7	$19.8	17.7	$1.8	$1,847.4	$(422.0)	$6,957.3	$(709.2)	$0.2	$7,695.3
Net income	—	—	—	—	—	—	88.9	—	—	88.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.6)	—	—	—	(0.6)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.4	0.1	—	—	2.5	—	—	0.9	—	3.5
Share-based compensation expense	—	—	—	—	16.8	—	—	—	—	16.8
Balance at April 30, 2024*	199.1	$19.9	17.7	$1.8	$1,866.7	$(422.6)	$7,046.2	$(708.3)	$0.2	$7,803.9
Net income	—	—	—	—	—	—	104.7	—	—	104.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2.5)	—	—	—	(2.5)
Issuance of common stock for stock plans, net and employee stock purchase plan	—	—	(0.1)	—	0.9	—	—	1.1	—	2.0
Share-based compensation expense	—	—	—	—	17.1	—	—	—	—	17.1
Balance at July 31, 2024*	199.1	$19.9	17.6	$1.8	$1,884.7	$(425.1)	$7,150.9	$(707.2)	$0.2	$7,925.2

*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. General for further information.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In millions, unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$274.8	$209.7
Depreciation and amortization	284.1	275.0
Change in fair value of contingent consideration	—	(31.8)
Accrual for acquisition termination fee	—	45.0
Net changes in operating capital	(302.5)	(188.8)
Other non-cash items	184.8	124.2
Net cash provided by operating activities	441.2	433.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(281.2)	(247.5)
Acquisitions of businesses and assets, net of cash acquired, and other	(241.8)	(40.7)
Net cash used in investing activities	(523.0)	(288.2)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	2,807.8	1,652.0
Repayments of long-term debt	(2,749.2)	(1,490.4)
Net repayments of short-term debt	(3.4)	(335.5)
Net proceeds related to share-based compensation awards	6.5	2.2
Dividends on common stock	—	(1.5)
Issuance of common stock for employee stock purchase plan	5.9	5.8
Net cash provided by (used in) financing activities	67.6	(167.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.1	1.2
Net decrease in cash, cash equivalents, and restricted cash	(11.1)	(21.1)
Cash, cash equivalents, and restricted cash at beginning of period	120.9	138.6
Cash, cash equivalents, and restricted cash at end of period	$109.8	$117.5
Reconciliation of cash flow information:
Cash and cash equivalents	$109.7	$117.3
Restricted cash included in other current assets	0.1	0.2
Total cash, cash equivalents, and restricted cash	$109.8	$117.5
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

On June 7, 2024, CooperSurgical acquired a fertility company that specializes in sperm separation devices. The purchase price of the acquisition was $33.5 million. The Company accounted for this acquisition as an asset acquisition, whereby the Company allocated the total cost of the acquisition to the net assets acquired on the basis of their estimated relative fair values on the acquisition date. The primary asset acquired in this asset acquisition is a composite intangible asset of $39.6 million. The value of
1 To further clarify the policy detailed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, the current portion of the deferred revenue balances at the beginning of each period presented were generally fully recognized in a ratable manner in the subsequent 12-month period. We recognized revenue of approximately $30.0 million and $92.0 million for the three and nine months ended July 31, 2024, respectively, that was included in the deferred revenue balance at April 30, 2024, and October 31, 2023. We recognized revenue of approximately $30.0 million and $80.0 million for the three and nine months ended July 31, 2023, respectively, that was included in the deferred revenue balance at April 30, 2023, and October 31, 2022.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
the composite intangible asset reflects, in addition to the purchase price, a deferred tax liability of $8.3 million arising from book/tax basis differences generated upon the acquisition. The composite intangible asset encompasses the portfolio of intellectual property associated with the sperm separation devices including the patents, trademarks, customer relationships, regulatory approvals, and commercialization rights, which have been valued as a single composite intangible asset as they are inextricably linked.

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

Joint Venture

CooperVision and Essilor International SAS (Essilor) executed a Contribution Agreement and a Stock Purchase Agreement (the Agreements) in March 2022 to form a joint venture in SightGlass Vision, Inc. (SGV), which is a medical device company developing spectacle lenses for myopia management. Essilor paid CooperVision $52.1 million in exchange for a 50% interest in SGV and their proportionate share of the revenue payments. As part of the Agreements, each party contributed their interest in SGV and $10 million in cash. Prior to March 2022, CooperVision owned 100% of SGV.

Further information regarding the joint venture is included in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Subsequent Event

On August 1, 2024, subsequent to fiscal quarter ended July 31, 2024, CooperSurgical completed the acquisition of obp Surgical, a U.S.-based medical device company with a suite of single-use cordless surgical retractors with integrated light source and evacuation channels. The purchase price of the acquisition was approximately $100.0 million, paid on August 1, 2024. The Company is in the process of finalizing purchase accounting information.

Note 3. Inventories

(In millions)	July 31, 2024	October 31, 2023
Raw materials	$214.6	$207.3
Work-in-process	19.5	19.0
Finished goods	545.2	509.3
Total inventories	$779.3	$735.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4. Intangible Assets

Intangible assets consisted of the following:

	July 31, 2024		October 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,123.0	$387.6	$1,099.2	$345.8	19
Composite intangible assets (1)	1,101.5	477.9	1,061.9	424.8	15
Technology	660.0	372.7	494.5	335.4	12
Trademarks	204.2	87.1	208.9	81.1	15
License and distribution rights and other	48.0	26.5	51.6	28.0	11
	3,136.7	$1,351.8	2,916.1	$1,215.1	16
Less: accumulated amortization and translation	1,351.8		1,215.1
Intangible assets with definite lives, net	1,784.9		1,701.0
Intangible assets with indefinite lives, net (2)	1.9		9.3
Total other intangibles, net	$1,786.8		$1,710.3
(1) Composite intangible assets primarily consist of technology, trade name, New Drug Application approval and physician relationships. The components are not reflected separately or within the corresponding categories because they are inextricably linked.
(2) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of July 31, 2024, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2024	$48.6
2025	191.6
2026	184.0
2027	169.7
2028	165.2
Thereafter	1,025.8
Total remaining amortization for intangible assets with definite lives	$1,784.9
The Company performed its annual impairment assessment in the third quarter of fiscal 2024 and concluded there was no material impairment of goodwill or intangible assets recorded in the nine months ended July 31, 2024. Further information regarding our annual impairment assessment is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5. Financing Arrangements

The Company had outstanding debt as follows:

(In millions)	July 31, 2024	October 31, 2023
Short-term debt, excluding financing leases	$39.8	$44.4
Financing lease liabilities	1.0	1.0
Short-term debt	$40.8	$45.4

Revolving credit	$1,090.2	$172.6
Term loans	1,500.0	2,350.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(1.6)	(2.4)
Long-term debt, excluding financing leases	2,588.8	2,520.4
Financing lease liabilities	2.8	3.4
Long-term debt	$2,591.6	$2,523.8
Total debt	$2,632.4	$2,569.2

Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of July 31, 2024, the Company was in compliance with all debt covenants.

Revolving Credit Agreement on May 1, 2024

On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement), among the Company, CooperVision International Limited, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2024 Credit Agreement provides for a multicurrency revolving credit facility (the 2024 Revolving Credit Facility) in an aggregate principal amount of $2.3 billion which, unless terminated earlier, matures on May 1, 2029. On May 1, 2024, the Company used $1,170 million under the 2024 Revolving Credit Facility to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility, and terminated the 2020 Credit Agreement. The Company has an uncommitted option to increase the revolving credit facility or establish a new term loan in an aggregate amount up to the greater of $1,150 million or 100% of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the 2024 Credit Agreement.

The 2024 Credit Agreement will bear interest, at the Company’s option, at either the base rate, or the adjusted SOFR, or adjusted foreign currency rate, plus, in each case, an applicable rate of between 0.00% and 0.50% in respect of base rate loans, and between 0.87% and 1.50% in respect of adjusted SOFR or adjusted foreign currency rate loans, in each case in accordance with a pricing grid tied to the Total Leverage Ratio, as defined in the 2024 Credit Agreement.

The Company pays an annual commitment fee that ranges from 0.10% to 0.20% of the unused portion of the 2024 Revolving Credit Facility based upon the Company’s Total Leverage Ratio, as defined in the 2024 Credit Agreement.

The 2024 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2024 Credit Agreement, consistent with the 2020 Credit Agreement discussed above.

On July 31, 2024, the Company had $1.1 billion outstanding under the 2024 Revolving Credit Facility and the weighted-average interest rate on the 2024 Revolving Credit Facility was 6.57%.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

On May 1, 2024, in connection with the Company's entry into the 2024 Credit Agreement, the Company entered into Amendment No. 2 to the 2021 Credit Agreement, modifying the 2021 Credit Agreement by, among other things, conforming certain provisions therein to those contained in the 2024 Credit Agreement.

On July 31, 2024, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility and the interest rate was 6.44%.

Revolving Credit and Term Loan Agreement on April 1, 2020

On April 1, 2020, the Company entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1,290 million and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The Company has an uncommitted option to increase the revolving credit facility or establish a new term loan in an aggregate amount up to $1,605 million.

On May 1, 2024, in connection with the Company's entry into the 2024 Credit Agreement, the Company terminated the 2020 Credit Agreement. In connection with the termination, all borrowings outstanding under the 2020 Credit Agreement were repaid.

Note 6. Income Taxes

The effective tax rates for the three months ended July 31, 2024, and 2023, were 36.1% and 28.2%, respectively. The effective tax rates for the nine months ended July 31, 2024, and 2023, were 33.6% and 31.6%, respectively. The increases were primarily due to changes in the geographic composition of pre-tax earnings and an increase in the UK statutory tax rate from 19% to 25%.

Note 7. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In millions, except per share amounts)	2024	2023	2024	2023
Net income	$104.7	$85.3	$274.8	$209.7
Basic:
Weighted-average common shares	199.1	198.1	198.8	197.8
Basic earnings per share	$0.53	$0.43	$1.38	$1.06
Diluted:
Weighted-average common shares	199.1	198.1	198.8	197.8
Effect of dilutive stock plans	1.5	1.5	1.5	1.4
Diluted weighted-average common shares	200.6	199.6	200.3	199.2
Diluted earnings per share	$0.52	$0.43	$1.37	$1.05
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2024	2023	2024	2023
Stock option shares excluded	828	820	828	1,244
Exercise prices	$82.46 - $101.54	$82.46 - $101.54	$82.46 - $101.54	$75.03 - $101.54
Restricted stock units excluded	5	8	2	64

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 8. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2023. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Selling, general and administrative expense	$15.8	$13.7	$53.0	$41.5
Cost of sales	1.3	1.1	3.6	3.1
Research and development expense	0.5	0.7	2.1	2.3
Total share-based compensation expense	$17.6	$15.5	$58.7	$46.9
Related income tax benefit	$1.0	$1.3	$5.8	$4.6

Note 9. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2022	$(555.0)	$(6.2)	$94.4	$(466.8)
Gross change in value	103.9	—	(15.7)	88.2
Tax effect	—	—	3.8	3.8
Balance at July 31, 2023	$(451.1)	$(6.2)	$82.5	$(374.8)

Balance at October 31, 2023	$(538.0)	$(3.2)	$87.4	$(453.8)
Gross change in value	62.5	—	(44.4)	18.1
Tax effect	—	—	10.6	10.6
Balance at July 31, 2024	$(475.5)	$(3.2)	$53.6	$(425.1)
Share Repurchases
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of July 31, 2024, $256.4 million remains authorized for repurchase.
During the three and nine months ended July 31, 2024, and 2023, there were no share repurchases.
Dividends
In December 2023, the Company's Board of Directors decided to end the declaration of the semiannual dividend.
The Company paid dividends of approximately $1.5 million during the nine months ended July 31, 2023.

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

As of July 31, 2024, the Company entered into additional leases that have not yet commenced in order to expand capacity. The undiscounted lease payments are estimated at $214.0 million for leases that will commence between the fourth quarter of fiscal 2024 through fiscal 2026, with initial terms ranging from 15 to 25 years.

Note 11. Business Segment Information
The following tables present revenue and other financial information by reportable segment:
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
CooperVision net sales by category:
Toric and multifocal	$326.4	$296.5	$934.0	$838.5
Sphere, other	349.2	333.7	999.0	962.3
Total CooperVision net sales	$675.6	$630.2	$1,933.0	$1,800.8
CooperSurgical net sales by category:
Office and surgical	$197.9	$178.4	$571.9	$506.6
Fertility	129.3	121.6	372.1	358.7
Total CooperSurgical net sales	327.2	300.0	944.0	865.3
Total net sales	$1,002.8	$930.2	$2,877.0	$2,666.1
Operating income (loss):
CooperVision	$172.7	$151.7	$487.7	$449.7
CooperSurgical	41.3	18.8	86.9	0.3
Corporate	(21.5)	(18.9)	(67.3)	(52.6)
Total operating income	192.5	151.6	507.3	397.4
Interest expense	28.5	26.8	87.3	79.0
Other expense, net	0.3	6.0	6.3	11.9
Income before income taxes	$163.7	$118.8	$413.7	$306.5

(In millions)	July 31, 2024	October 31, 2023
Total identifiable assets:
CooperVision	$7,172.0	$7,044.0
CooperSurgical	4,716.8	4,351.8
Corporate	219.2	263.1
Total	$12,108.0	$11,658.9

Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Net sales to unaffiliated customers by country of domicile:
United States	$511.2	$462.5	$1,460.6	$1,340.4
Europe	297.0	279.7	850.3	777.4
Rest of world	194.6	188.0	566.1	548.3
Total	$1,002.8	$930.2	$2,877.0	$2,666.1

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	July 31, 2024	October 31, 2023
Net property, plant and equipment by country of domicile:
United States	$1,094.1	$1,027.6
Europe	377.9	325.9
Rest of world	275.6	279.1
Total	$1,747.6	$1,632.6

Note 12. Financial Derivatives and Hedging
As of July 31, 2024, the notional amount of outstanding foreign currency forward contracts was $58.6 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the three and nine months ended July 31, 2024, and July 31, 2023.
As of July 31, 2024, the Company has 9 interest rate swap contracts that have a total notional amount of $1.8 billion and remaining maturities of less than four years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income and Comprehensive Income:

Periods Ended July 31,		Three Months		Nine Months
(In millions)		2024	2023	2024	2023
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(14.1)	$(12.1)	$(41.3)	$(30.3)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2024	2023	2024	2023
Beginning balance gain	$106.4	$89.5	$115.1	$124.5
Amount recognized in accumulated other comprehensive income on interest rate swap contracts, gross	(21.6)	31.4	(3.1)	14.6
Amount reclassified from accumulated other comprehensive income into earnings, gross	(14.1)	(12.1)	(41.3)	(30.3)
Ending balance gain	$70.7	$108.8	$70.7	$108.8

The amount recognized in other comprehensive income on interest rate swap contracts was $(16.5) million and $(2.7) million, net of tax, for the three and nine months ended July 31, 2024, respectively, and $23.8 million and $11.1 million, net of tax, for the three and nine months ended July 31, 2023, respectively.

The amount reclassified from other comprehensive income into earnings was $(10.7) million and $(31.1) million, net of tax, for the three and nine months ended July 31, 2024, respectively, and $(9.2) million and $(23.0) million, net of tax, for the three and nine months ended July 31, 2023, respectively.

Refer to Note 9. Stockholders' Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss."

The Company expects that $(41.8) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Condensed Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

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
•Risks related to environmental, social and corporate governance (ESG) issues, including those related to regulatory and disclosure requirements, climate change and sustainability.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations

In this section, we discuss the results of our operations for the third quarter of fiscal 2024 ended July 31, 2024, compared with the same period of fiscal 2023. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.

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

CooperVision, CooperSurgical, and other trade names, trademarks or service marks of the Company and its subsidiaries appearing in this report are the property of the Company and its subsidiaries. Trade names, trademarks and service marks of the other companies appearing in this report are the property of their respective holders.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Net Sales

Net Sales Q3
$ (Millions)
$675.6
$630.2
$327.2
$300.0
$1,002.8
$930.2
CooperVision
CooperSurgical
Consolidated
2024
2023

Net Sales YTD Q3
$ (Millions)
$1,933.0
$1,800.8
$944.0
$865.3
$2,877.0
$2,666.1
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
CooperVision Net Sales by Category

Three Months Ended July 31,			2024 vs 2023 % Change
($ in millions)	2024	2023
Toric and Multifocal	$326.4	$296.5	10%
Sphere, other	349.2	333.7	5%
	$675.6	$630.2	7%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,			2024 vs 2023 % Change
($ in millions)	2024	2023
Toric and Multifocal	$934.0	$838.5	11%
Sphere, other	999.0	962.3	4%
	$1,933.0	$1,800.8	7%
In the three and nine months ended July 31, 2024, the growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations of approximately $13.1 million and $19.8 million, respectively.
•Toric and multifocal grew primarily through the success of Biofinity and MyDay.
•Sphere, other grew primarily through Biofinity, MiSight, and MyDay.
•"Other" products represented approximately 1% of net sales in the three and nine months ended July 31, 2024, and 2023, respectively.
CooperVision Net Sales by Geography

CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2024	2023	2024 vs 2023 % Change	2024	2023	2024 vs 2023 % Change
Americas	$279.8	$248.6	13%	$796.8	$733.3	9%
EMEA	256.5	242.2	6%	731.7	666.6	10%
Asia Pacific	139.3	139.4	—%	404.5	400.9	1%
	$675.6	$630.2	7%	$1,933.0	$1,800.8	7%

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
CooperSurgical Net Sales by Category

Three Months Ended July 31,			2024 vs 2023 % Change
($ in millions)	2024	2023
Office and surgical	$197.9	$178.4	11%
Fertility	129.3	121.6	6%
	$327.2	$300.0	9%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,			2024 vs 2023 % Change
($ in millions)	2024	2023
Office and surgical	$571.9	$506.6	13%
Fertility	372.1	358.7	4%
	$944.0	$865.3	9%
In the three months ended July 31, 2024, office and surgical net sales increased primarily due to the addition of Cook Medical on November 1, 2023. Fertility net sales increased due to an increase in revenue from consumable products and genetic testing.
In the nine months ended July 31, 2024, office and surgical net sales increased primarily due to the addition of Cook Medical on November 1, 2023, and an increase in revenue from Paragard. Fertility net sales increased due to an increase in revenue from consumable products and genomic services, partially offset by a decrease in revenue from gamete services.
The above growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations of approximately $3.0 million and $9.7 million for the three and nine months ended July 31, 2024, respectively.
Gross Margin

Consolidated gross margin was relatively flat at 66% and 67% in the three and nine months ended July 31, 2024, respectively, compared to 66% in the three and nine months ended July 31, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Selling, General and Administrative (SGA) Expenses

Three Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$232.5	34%	$228.2	36%	2%
CooperSurgical	127.1	39%	128.1	43%	(1)%
Corporate	21.5	—	18.9	—	14%
	$381.1	38%	$375.2	40%	2%

Nine Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$679.9	35%	$637.3	35%	7%
CooperSurgical	395.1	42%	423.7	49%	(7)%
Corporate	67.3	—	52.6	—	28%
	$1,142.3	40%	$1,113.6	42%	3%

CooperVision's SGA expenses increased in the three months ended July 31, 2024, compared to the three months ended July 31, 2023, due to increase in advertising and marketing activities. The increase in the nine months ended July 31, 2024, was primarily due to $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone in the nine months ended July 31, 2023.
CooperSurgical's SGA expenses was relatively flat in the three months ended July 31, 2024, compared to the three months ended July 31, 2023. The decrease in the nine months ended July 31, 2024 was due to an accrual of $45.0 million associated with the payment of a termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business in the nine months ended July 31, 2023, partially offset by an increase in selling activities and distribution costs.
Corporate SGA expenses increased in the three and nine months ended July 31, 2024, compared to the three and nine months ended July 31, 2023, primarily due to share-based compensation related expenses.
Research and Development (R&D) Expenses

Three Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$21.6	3%	$19.4	3%	11%
CooperSurgical	17.4	5%	17.1	6%	2%
	$39.0	4%	$36.5	4%	7%

Nine Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$63.2	3%	$53.0	3%	19%
CooperSurgical	54.2	6%	47.7	6%	14%
	$117.4	4%	$100.7	4%	17%
CooperVision's R&D expenses increased in the three and nine months ended July 31, 2024, compared to the three and nine months ended July 31, 2023, primarily due to myopia management programs and R&D projects. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
CooperSurgical's R&D expenses increased in the three and nine months ended July 31, 2024, compared to the three and nine months ended July 31, 2023, mainly due to an increase in R&D project spend. CooperSurgical's R&D activities are focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Amortization Expense

Three Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$7.9	1%	$8.3	1%	(5)%
CooperSurgical	42.5	13%	38.4	13%	11%
	$50.4	5%	$46.7	5%	8%

Nine Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$23.3	1%	$25.0	1%	(7)%
CooperSurgical	127.7	14%	114.7	13%	11%
	$151.0	5%	$139.7	5%	8%
CooperVision's amortization expense for the three and nine months ended July 31, 2024, remained relatively flat year over year. CooperSurgical's amortization expense increased in the three and nine months ended July 31, 2024, compared to the three and nine months ended July 31, 2023, primarily due to the amortization of intangible assets recently acquired through acquisitions.
Operating Income

Three Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$172.7	26%	$151.7	24%	14%
CooperSurgical	41.3	13%	18.8	6%	120%
Corporate	(21.5)	—	(18.9)	—	14%
	$192.5	19%	$151.6	16%	27%

Nine Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
CooperVision	$487.7	25%	$449.7	25%	8%
CooperSurgical	86.9	9%	0.3	—%	28,003%
Corporate	(67.3)	—	(52.6)	—	28%
	$507.3	18%	$397.4	15%	28%

CooperVision's operating income increased in the three and nine months ended July 31, 2024, compared to the three and nine months ended July 31, 2023, primarily due to a net increase in net sales, partially offset by a net increase in operating expenses.

CooperSurgical's operating income increased in the three months ended July 31, 2024, compared to the three months ended July 31, 2023, primarily due to a net increase in net sales, partially offset by a net increase in operating expenses. The increase in the nine months ended July 31, 2023, was due to an accrual of $45.0 million associated with the payment of a termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business.

Corporate operating loss increased in the three and nine months ended July 31, 2024, compared to the three and nine months ended July 31, 2023, primarily due to higher share-based compensation expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
Interest expense	$28.5	3%	$26.8	3%	7%

Nine Months Ended July 31,					2024 vs 2023 % Change
($ in millions)	2024	% Net Sales	2023	% Net Sales
Interest expense	$87.3	3%	$79.0	3%	11%
Interest expense increased during the three and nine months ended July 31, 2024, compared to the three and nine months ended July 31, 2023, primarily due to higher debt balances and higher interest rates.
Other Expense, Net

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2024	2023	2024	2023
Foreign exchange (gain) loss	$(0.5)	$4.3	3.2	$6.1
Other expense, net	0.8	1.7	3.1	5.8
	$0.3	$6.0	$6.3	$11.9
Foreign exchange (gain) loss was primarily associated with the relative weakening of the U.S. dollar against foreign currencies and the effect on intercompany receivables during the three and nine months ended July 31, 2024.

Other expense, net decreased in the three and nine months ended July 31, 2024, compared to the three and nine months ended July 31, 2023, primarily due to a decrease in loss on minority investments.
Provision for Income Taxes

The effective tax rates for the three months ended July 31, 2024, and 2023, were 36.1% and 28.2%, respectively. The effective tax rates for the nine months ended July 31, 2024, and 2023, were 33.6% and 31.6%, respectively. The increases were primarily due to changes in the geographic composition of pre-tax earnings and an increase in the UK statutory tax rate from 19% to 25%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity

Working capital as of July 31, 2024, and October 31, 2023, was $957.2 million and $735.9 million, respectively. The increase in working capital was primarily due to an increase in trade accounts receivable mainly due to higher sales and timing of collections, an increase in prepaid expenses and other current assets, and an increase in inventories.
Cash Flow

Nine Months Ended July 31,
($ in millions)	2024	2023
Operating activities	$441.2	$433.3
Investing activities	(523.0)	(288.2)
Financing activities	67.6	(167.4)
Effect of exchange rate changes on cash, cash equivalents, restricted cash	3.1	1.2
Net decrease in cash, cash equivalents, and restricted cash	$(11.1)	$(21.1)
Operating Cash Flow
Cash provided by operating activities in the first nine months of fiscal 2024 increased compared to the first nine months of fiscal 2023, primarily due to net changes in other non-cash items and the $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone in the first nine months of fiscal 2023, partially offset by net changes in operating capital.
Investing Cash Flow

Cash used in investing activities in the first nine months of fiscal 2024 increased compared to the first nine months of fiscal 2023, primarily attributable to $233.5 million cash paid for acquisitions in the first nine months of fiscal 2024, and an increase in purchases of property, plant and equipment.
Financing Cash Flow
Cash provided by financing activities in the first nine months of fiscal 2024 was primarily attributable to funds received from the 2024 Revolving Credit Facility, partially offset by repayments to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility.
Cash used in financing activities in the first nine months of fiscal 2023 was primarily due to repayments of $338.0 million on the 2021 364-day term loan, partially offset by $163.5 million of funds drawn on the 2020 Revolving Credit Facility.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of July 31, 2024:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date

Revolving Credit:
2024 Revolving Credit	$2,300.0	$1,090.2	$2.4	$1,207.4	May 1, 2029
Term loan:
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,800.0	$2,590.2	$2.4	$1,207.4

As of July 31, 2024, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement). The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Considering recent market conditions, we have re-evaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flow from operating activities and cash available under our 2024 Credit Agreement will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the Consolidated Condensed Financial Statements included in this quarterly report. To the extent additional funds are necessary to meet our liquidity needs such as for acquisitions, share repurchases or other activities as we execute our business strategy, we anticipate that additional funds could be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all.
Share Repurchase
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of July 31, 2024, $256.4 million remains authorized for repurchase.
During the nine months ended July 31, 2024, and 2023, there were no share repurchases.
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

2 To further clarify the policy detailed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, the current portion of the deferred revenue balances at the beginning of each period presented were generally fully recognized in a ratable manner in the subsequent 12-month period. We recognized revenue of approximately $30.0 million and $92.0 million for the three and nine months ended July 31, 2024, respectively, that was included in the deferred revenue balance at April 30, 2024, and October 31, 2023.We recognized revenue of approximately $30.0 million and $80.0 million for the three and nine months ended July 31, 2023, respectively, that was included in the deferred revenue balance at April 30, 2023, and October 31, 2022.

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
At July 31, 2024, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $22.0 million in operating income for the fiscal quarter ended July 31, 2024. See Note 12. Financial Derivatives and Hedging of the Consolidated Condensed Financial Statements for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR. As of July 31, 2024, we had outstanding debt for an aggregate carrying amount of $2.6 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the third quarter of fiscal 2024. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) are effective as of July 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our third quarter of fiscal 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of July 31, 2024, $256.4 million remains authorized for repurchase.
During the nine months ended July 31, 2024, and 2023, there were no share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended July 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months period ended July 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: August 29, 2024	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 29, 2024	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)