Form 10-K
period 2024-10-31
COOPER COMPANIES, INC.
filed 2024-12-06
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2024

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
Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

As of April 30, 2024, the last business day of registrant's most recently completed second fiscal quarter, the aggregate market value of shares of the registrant's common stock held by non-affiliates was $17.6 billion.

Number of shares outstanding of the registrant's common stock, as of November 29, 2024: 199,582,626. The number of shares outstanding as of November 29, 2024, reflects the four-for-one stock split of the registrant’s common stock that was effected on February 16, 2024.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in April 2025	Part III
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2024

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including: statements regarding the expected impact of global macroeconomic conditions, and statements regarding acquisitions (including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share) that are forward-looking. In addition, all statements regarding anticipated growth in our net sales, anticipated effects of any product recalls, anticipated market conditions, planned product launches, restructuring or business transition expectations, regulatory plans, and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are those described in our Securities and Exchange Commission filings, including the “Business,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as such Risk Factors may be updated in quarterly filings.

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
•The impact of international conflicts and the global response to international conflicts on the global and local economy, financial markets, energy markets, currency rates and our ability to supply product to, or through, affected countries.
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
•Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of personal information, such as Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the California Consumer Privacy Act (CCPA) in the U.S. and the General Data Protection Regulation (GDPR) requirements in Europe, including but not limited to those resulting from data security breaches.
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
•A successful cybersecurity attack which could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of confidential or protected data.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

CooperSurgical offers a broad array of products and services focused on fertility and women's health. We categorize CooperSurgical product sales based on the point of health care delivery, which includes: products used in medical offices, ambulatory surgery centers and hospitals primarily by women's health providers including Obstetricians/Gynecologists (OB/GYN); and fertility products and services used primarily in fertility clinics. Our portfolio encompasses more than 600 products and services. Our medical devices are used in gynecology and obstetrics, including but not limited to surgical products, contraception and labor and delivery as well as cord blood and cord tissue storage services. Our fertility portfolio encompasses medical devices supporting the in vitro fertilization (IVF) process, egg and sperm donation, cryopreservation, and genomic services (including genetic testing). CooperSurgical has established its market presence and distribution system by developing products and acquiring companies, products and services that complement its business model. CooperSurgical's major manufacturing, cryostorage and distribution facilities are located in Costa Rica, the Netherlands, the United Kingdom and the United States, with other smaller facilities in multiple locations around the world.

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

CooperVision Product Modalities

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Frequent replacement lenses

Under the Biofinity brand, CooperVision markets monthly silicone hydrogel spherical (including Biofinity Energys), toric, multifocal and toric multifocal (made-to-order) lens products. Our Biofinity brand is CooperVision's highest grossing product. CooperVision also markets two-week silicone hydrogel spherical and toric lenses under the Avaira Vitality brand.

Single-use lenses

CooperVision markets single-use silicone hydrogel lenses under our MyDay brand and our clariti 1 day brand. The MyDay brand is our softest line of 1-day silicone hydrogel lenses and offers spherical (including MyDay Energys), toric, and multifocal lenses. The clariti 1-day brand is our most affordable line of silicone hydrogel 1-day lenses and offers spherical, toric, and multifocal lenses. CooperVision also offers traditional single-use hydrogel lenses under our Proclear and Biomedics brands.

CooperVision focuses on supporting the growth of all customers including key accounts (which include optical chains, global retailers, certain buying groups and mass merchandisers) by investing in selling, promotional and advertising activities. Further, we are increasing investment in our distribution and packaging capabilities to support the growth of our business and to continue providing quality service with our industry leading stock keeping unit range and customized offerings.

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

Since its inception in 1990, CooperSurgical has established its market presence and distribution system by developing products and acquiring products and companies that complement its business model. In fiscal 2024, CooperSurgical
1 MiSight 1 day (omafilcon A) soft (hydrophilic) contact lenses for daily wear are indicated for the correction of myopic ametropia and for slowing the progression of myopia in children with non-diseased eyes, who at the initiation of treatment are 8-12 years of age and have a refraction of -0.75 to -4.00 diopters (spherical equivalent) with ≤ 0.75 diopters of astigmatism. The lens is to be discarded after each removal.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

acquired select Cook Medical assets focused primarily on the obstetrics, doppler monitoring, and gynecology surgery markets, a fertility company that specializes in sperm separation devices, and obp Surgical, a U.S.-based medical device company with a suite of single-use cordless surgical retractors with integrated light source and evacuation channels. We expect to continue investing in CooperSurgical's business, including through strategic transactions, with the goal of expanding our integrated solutions model within the areas of fertility and women's health.

CooperSurgical Product Categories

Office/Surgical

CooperSurgical sells a wide variety of innovative medical devices and services used in gynecology and obstetrics, including in labor and delivery, as well as to screen, diagnose and treat women's health and reproductive conditions.

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

Market for Fertility and Women's Health Care

CooperSurgical participates in the market for women's and family health care with its diversified product lines at various points of health care delivery: OB/GYN medical offices, hospitals and surgery centers, and fertility clinics. CooperSurgical’s business also includes cryostorage services for gametes, cord blood and cord tissue.

CooperSurgical expects that OB/GYN medical offices and fertility clinics will continue to move away from private practice ownership and toward group practices, private equity, corporate or other ownership. As the consolidation trend continues it will have increased influence over supply chain control, group purchases, value analysis committees, product evaluation and procurement. We believe CooperSurgical's broad product portfolio can benefit in this changing environment as customers look to standardize and consolidate vendors.

Trends specific in the OB/GYN market include:

•The increase in office-based and outpatient procedures, given increased access to care, high patient satisfaction, reduction of healthcare costs and comparative clinical outcomes.

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

•The number of fertility clinics is rising worldwide.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

CooperSurgical Competition

CooperSurgical focuses on selected segments of the fertility and women's health care market with a diversified portfolio including fertility products and services, medical devices, cryostorage (such as cord blood and cord tissue storage) and contraception. CooperSurgical's strategy includes developing and acquiring new solutions to complement our current offerings. In the fertility market, CooperSurgical competes against Vitrolife Group, FujiFilm-Irvine Scientific, Hamilton Thorne, and Fairfax Cryobank and Fairfax EggBank. We also compete with fertility clinics offering their own services. Larger companies such as Johnson & Johnson, Medtronic and Hologic have offerings that compete with our medical device products. In the stem cell storage field, we compete primarily with ViaCord, a division of Revvity, in the United States, as well as other smaller companies globally. With Paragard, we compete with manufacturers of hormonal IUDs including Bayer and AbbVie, Long Acting Reversible Contraceptives including Organon, and other forms of birth control. We are aware of a non-hormonal IUD under development, which may compete with Paragard in the future. Further, the continued consolidation of medical offices and fertility clinics may impact the competition for our products and services.

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

GOVERNMENT REGULATION

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In the United States, under the FDCA and the FDA’s regulatory framework, in vitro diagnostic devices (IVDs) are a type of medical device that can be used in the diagnosis or detection of diseases, such as cancer, or other conditions. The FDA considers Laboratory Developed Tests (LDTs) to be a subset of IVDs that are designed, manufactured, and used within a single laboratory. Furthermore, in May 2024, the FDA issued a final rule to amend its regulations to make explicit that LDTs are devices under the FDCA. Along with this amendment, the FDA is finalizing a policy under which the FDA will provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories. As we operate a genetic testing laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) regulations, we are required to hold a certificate applicable to the type of laboratory tests we perform and to comply with standards applicable to our operations, including test processes, personnel, facilities administration, equipment maintenance, recordkeeping, quality systems and proficiency testing. We have current certification under CLIA to perform testing at our New Jersey facility. In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our laboratory under state law.

Human cells, tissues, and cellular and tissue-based products

We currently operate as a provider of donated reproductive tissue (eggs and sperm) for fertility treatments, fertility cryopreservation services and newborn stem cell storage. Eggs and sperm are regulated by the FDA as human cells, tissues, and cellular and tissue-based products (HCT/Ps). In addition, Section 361 of the Public Health Service Act (PHSA) authorizes the FDA to issue regulations with respect to HCT/Ps. To be regulated as a "361 HCT/P", the product must, among other things, be minimally manipulated and intended only for homologous uses. HCT/Ps regulated as 361 HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, and stringent requirements for processing, storing, labeling and distributing HCT/Ps, including required labeling information, screening and testing for tissue donor eligibility, record keeping and adverse event reporting, among other applicable requirements and laws. 361 HCT/Ps do not require 510(k) clearance, PMA approval, submission of a Biologics License Application, or other premarket authorization from the FDA before marketing. We believe our HCT/Ps are regulated as 361 HCT/Ps.

Pharmaceutical Products

In the United States, the FDA regulates pharmaceutical products under the FDCA and its implementing drug regulations. Although Paragard is a drug-device combination product, the FDA has determined that the primary mode of action for Paragard is the drug component and the product is therefore regulated by the FDA’s Center for Drug Evaluation and Research under applicable drug regulations. The process required by the FDA before a drug may be marketed in the United States generally involves numerous and time-consuming steps, including preclinical laboratory tests, human clinical trials, FDA reviews, and facility inspections.

Any drug products manufactured or distributed by us pursuant to NDA approvals are subject to continuing regulation by the FDA as the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. After approval of an NDA, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to further testing requirements and prior FDA review and approval. Drug manufacturers and their subcontractors are also required to maintain compliance with cGMPs and other requirements, including requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain ongoing compliance. In addition, the FDA closely regulates the marketing, promotion and distribution of pharmaceutical products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Medical Device and In Vitro Diagnostic Medical Device Regulation in the EU

Until May 25, 2021, medical devices sold in the EU were regulated by the Medical Device Directive (the EU MDD), which has been repealed and replaced by the EU MDR). Similarly, the EU has adopted the IVDR, which repealed and replaced the In Vitro Diagnostic Medical Device Directive (the EU IVDD) and became applicable on May 26, 2022. The majority of our current certificates have been granted under the EU MDD and the EU IVDD. Due to the unattainable nature of the deadlines for recertification of medical devices under the EU MDR and the EU IVDR, EU institutions have extended the transition periods for devices certified in accordance with the previous Directives, including the EU MDD and the EU IVDD, through legislative amendments of the transitional provisions of the EU MDR and EU IVDR. Therefore, devices lawfully placed on the market pursuant to the EU MDD and EU IVDD may generally continue to be made available on the market or put into service provided that the requirements of transitional provisions are fulfilled. Pursuing marketing of medical devices (including IVDs) in the EU will require that our devices be certified under the new regimes set forth in the EU MDR and the EU IVDR.

In the EU, the safety and performance of medical devices (including IVDs) are evaluated by the designated notified bodies via the submission of technical dossiers, depending on the product classifications. A declaration of conformity to the MDD or MDR is drawn out as a basis for European conformity marking (CE Mark). All medical devices placed on the EU market must meet general safety and performance requirements, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

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

Laboratory Developed Test Regulation in the EU

In the EU, LDTs were exempt from the regulations that govern medical devices and IVDs under certain conditions. In order to fall within this exemption under the EU IVDD, medical devices, including LDTs, had to be designed and used within such health institutions (which may include hospitals, laboratories and public health institutions that support the healthcare system and/or address patient needs but do not treat or care for patients directly) on a non-industrial scale, without being released into the market. While the legal framework for applying the exemption under the EU IVDD to LDTs was not entirely clear, the EU IVDR may provide greater clarity on the regulation of LDTs.

Our current and future tests will need to be assessed against the EU IVDR requirements. We will be required to comply with various certification and documentation criteria, and we will be subject to conformity assessments and audits by EU notified body and inspections by regulatory authorities.

Medical Devices and In Vitro Diagnostic Medical Devices Regulations in the United Kingdom

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Following the United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, EU laws no longer apply directly in Great Britain (England, Wales and Scotland). Under the terms of the Ireland/Northern Ireland Protocol agreed between the EU and United Kingdom, many EU laws, including those relating to medical devices and IVDs do still apply in Northern Ireland.

In Great Britain, the legislative regime currently continues to be based on the requirements set out in the EU MDD, the Active Implantable Medical Devices Directive (EU AIMDD), and the EU IVDD. However, substantial reforms to the Great Britain regulatory regime for medical devices and IVDs are currently being developed to improve patient safety. Most of the reforms are to align with EU MDR requirements, but the Medicines and Healthcare products Regulatory Agency (MHRA) also intends to introduce unique requirements such as post market surveillance, software, and Artificial Intelligence from mid-2025.

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

The NMPA regulates medical devices in China. Medical devices in China are classified by risk into Class I (lowest risk), Class II or Class III (highest risk). China requires physical testing (known as ‘type testing’) of medical device samples by in-country testing centers to confirm compliance with specifications and standards, both pre- and post-market. Additionally, NMPA generally requires in-country clinical trials to support new product registrations, rather than relying on foreign clinical data.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

•federal and state laws that prohibit executing, or attempting to execute, a scheme to obtain money from any healthcare benefit program under false pretenses;

•the Physician Payments Sunshine Act and similar state and foreign laws that require medical device and pharmaceutical manufacturers to disclose financial relationships with health care professionals and teaching hospitals; and

•data privacy and security laws and regulations, such as the HIPAA and the EU GDPR, which are intended to protect the collection, use, access to, confidentiality and security of health-related and other personal information.

Coverage and Reimbursement

Market acceptance and sales of our CooperSurgical products to our customers, who primarily consist of hospitals and surgery centers, OB/GYN medical offices and fertility clinics, will depend on the availability of payor coverage and the adequacy of reimbursement, for the procedures using our products, by government insurance programs and other third-party payors. Payor coverage and reimbursement for procedures using medical devices in the United States and international markets vary significantly by country. With respect to drug coverage and reimbursement, third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of drugs, in addition to their safety and efficacy. We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services.

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

CooperSurgical's products are marketed by a network of dedicated field sales representatives, independent agents and distributors. CooperSurgical augments its sales and marketing activities by participating in national and regional industry trade shows, professional educational programs and internet promotions including e-commerce, search and social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals. Since the addition of donor gametes, Paragard and cord blood and cord tissue storage services, CooperSurgical has also expanded its awareness campaigns to include direct-to-consumer elements including print, internet/social media and radio.

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

DEPENDENCE ON CUSTOMERS

No customer accounted for 10% or more of our consolidated net revenue in fiscal 2024 and 2023. See Note 12. Business Segment Information of the Consolidated Financial Statements for additional information.

SEASONALITY

CooperVision and CooperSurgical net sales in the fiscal first quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners' offices, fertility clinics, and hospitals/surgery centers for surgical procedures is less during the holiday season.

HUMAN CAPITAL RESOURCES

As of October 31, 2024, we had a workforce of more than 16,000. Our employees are located around the world, with 54% in Americas, 41% in EMEA and 5% in Asia Pacific. Human capital management areas of focus include a people-focused culture; embedding diversity and inclusion; fostering an environment of health, safety, and well-being; investing in and developing our employees through training and engagement. Our employees are a key differentiator in our overall strategy. We believe we have good relations with our workforce, and we invest in our workforce to meet current and future business objectives, always driving towards our goal of being a global employer of choice.

The chart below shows percentage of employees located in Americas, EMEA and Asia Pacific as of October 31, 2024.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Compensation and Benefits

We provide competitive compensation and benefits in order to attract and retain talent. We regularly review our pay practices to confirm there are no significant pay disparities across gender or race, and we conduct an annual market assessment to provide consistency in rewards we offer. We have implemented robust processes for setting personal goals, individual development actions and review employees’ performance and pay on an annual basis. We also offer comprehensive and continually evolving benefits to help employees balance their work lives and personal lives.

AVAILABLE INFORMATION

The Cooper Companies, Inc. Internet address is https://www.coopercos.com. The information on the Company's website is not part of this or any other report we file with, or furnish to, the Securities and Exchange Commission (SEC). Our annual

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors that impact our cost structure and revenue. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, international conflicts, and steps taken by governments and central banks, as well as other stimulus and spending programs, have led to higher inflation, which is likely to lead to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation.

Our substantial and expanding international operations are subject to uncertainties which could affect our business.

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America and Europe. More than half of our net sales for the fiscal years ended October 31, 2024, and 2023, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including the following:

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
•challenges in complying with a variety of international legal, compliance and regulatory requirements such as the Foreign Corrupt Practices Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the UK Bribery Act, international data security and privacy laws, EU MDR and EU IVDR and environmental laws and requirements applicable to our facilities, products or manufacturing processes, including evolving regulations regarding the use of hazardous substances or chemicals in our products;
•the need to engage third-party agents or intermediaries to act on our behalf in certain countries, including in those countries with a high risk of corruption;
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
•international conflicts, acts or threats of war or terrorism may lead to significant market and other disruptions, supply chain interruptions, political and social instability, trade disputes or trade barriers, embargoes, changes in consumer or purchase preferences, as well as an increase in cyberattacks and espionage;
•challenges in complying with new and evolving international economic and trade sanctions laws and regulations;
•natural disasters, pandemics and labor disruptions, the duration and severity of which are highly uncertain and difficult to predict;
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

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant governmental authorities. These laws and regulations may restrict or prohibit altogether the sale or supply of certain of our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines and the denial of export privileges, which could have a material adverse effect on our business.

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
•application of and compliance with new and unfamiliar regulatory frameworks;
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

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities or our fertility and stem cell storage facilities, whether due to work stoppages, technical or labor difficulties, integration difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current cGMP or similar foreign requirements or other reasons, could have a material adverse effect on our business. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost-effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete. Conversely, constrained, excess or idle capacity, which could result from acquisitions, unexpected demand, inaccurate sales forecasting or unexpected manufacturing efficiencies, could significantly impact our profitability, capital investments, customer service levels and near-term financial condition.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.

Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, especially given increased vulnerability of corporate information technology systems as distributed work environments have become prevalent. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have implemented procedures and controls to monitor and mitigate security threats and invested in the protection of data and information technology, we cannot be assured that our efforts will prevent or quickly identify service interruptions or security breaches. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot be assured that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information, including protected health information (PHI), or intellectual property, and could result in financial, legal, business and reputational harm to us, which could have a material adverse effect on our financial position, results of operations and cash flows. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems, and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

If any of such systems or programs were to experience service interruptions, fail or create erroneous information in our hardware or software network infrastructure, possible consequences include our loss of communication links, inability to track sales and interruption of other operational or financial processes, which in turn could adversely affect our financial results, stock price and reputation.

We identified a material weakness in our internal control over financial reporting related to an ineffective information technology (IT) general control for the U.S. operations within the CooperSurgical segment which, if not remediated appropriately or timely, could affect our ability to record, process and report financial information accurately and prepare financial statements within required time periods and could subject us to litigation or investigations, negatively affect investor confidence and adversely impact our stock price.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during fiscal 2024, management concluded our internal control over financial reporting was not effective as of October 31, 2024 due to a material weakness in IT general controls for the CooperSurgical operations in the U.S. primarily related to the implementation and maintenance of certain enterprise resource planning systems during fiscal 2024. The material weakness resulted from not having a sufficient complement of its personnel, inadequate training of personnel and ineffective assessment of the risks related to change management, user control monitoring and segregation of duties in the affected IT environment. Manual controls that rely on system-generated data or reports from the affected IT environment or process level automated controls in the affected IT environment were ineffective because they could have been adversely impacted. In response to the material weakness, management, with the oversight of the Audit Committee, has begun to implement steps to remediate the material weakness. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to reputational harm, legal claims or proceedings, regulatory investigations and enforcement actions, significant costs from remedial actions, additional management resources, and payment of legal and other expenses, negatively affect investor confidence in our financial statement and adversely impact our stock price.

Pricing pressure from our competitors, customers and changes in third-party coverage and reimbursement may adversely affect demand for our products and negatively impact our operating results.

Competition in our industry has increased as a result of new market entrants, new technologies and as more established companies have intensified competitive pricing pressure. As a result of these competitive forces, we believe there will continue to be pricing pressure in the future. Because our CooperSurgical products are generally purchased by hospitals and surgery centers, OB/GYN medical offices and fertility clinics, and billed to various third-party payors, changes in the purchasing behavior of such customers or the amount such payors are willing to reimburse our customers for procedures using our products, including as a result of healthcare reform initiatives, could create additional pricing pressure on us. In addition to these competitive forces, we continue to see pricing pressure as our customers introduce new pricing structures into their contracts and agreements, including fixed price formulas, capitated pricing and structured pricing intended to contain healthcare costs. Such trends may adversely affect demand for our products and may drive down the prices we are able to charge for our products, both of which would negatively affect our operating results.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

If our products or services are not accepted by the market, we will not be able to sustain or expand our business.

Certain of our proposed products or services have not yet been clinically tested or commercially introduced, and some of our existing products or services are marketed and sold on the basis of potential future medical or therapeutic value (assuming technology advances), and we cannot be sure that any of them will achieve market acceptance or generate revenues or operating profits. The development of a market for our products or services may be influenced by many factors, some of which are out of our control, including:

•acceptance of our products or services by eye care or other health care practitioners;
•the cost competitiveness of our products and services;
•consumer reluctance to try and use a new product or service;
•regulatory and legislative requirements;
•adequate coverage and reimbursement by third-party payors;
•lack of scientific advancements to validate the medical value of certain products or services, such as stored cord blood or cord tissue (or scientific advancements in other medical approaches that reduce or eliminate the value of such products or services); and
•the earlier release of competitive products or services, such as new silicone hydrogel products or contraceptive technologies, into the market by our competitors; and the emergence of newer and more competitive products or services.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

In addition, new disclosure standards and rules related to ESG matters have been adopted and may continue to be introduced in various states and other jurisdiction. For example, the European Union Corporate Sustainability Reporting Directive (CSRD) became effective in 2023 and applies to both EU and non-EU entities. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. Further, the SEC adopted a final rule on the Enhancement and Standardization of Climate-Related Disclosures in 2024. International ESG disclosure standards have also been produced (and further standards will be produced) under the auspices of the International Sustainability Standards Board (ISSB), which some countries (such as the UK) have indicated they may incorporate into ESG disclosure standards required of certain companies. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, significant effort and expenses could be required to comply with the evolving requirements. As our disclosure obligations increase, third parties may make claims or bring litigation relating to those disclosures which may be costly.

Environmental, social and corporate governance issues, including those related to climate change and sustainability, may have an adverse effect on our business and damage our reputation.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

If we fail to recruit, develop and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. Our success also depends on our ability to recruit, develop and retain and motivate highly skilled sales, marketing, manufacturing engineering and scientific personnel. Competition for these persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. We are experiencing increasing challenges in building and retaining our workforce in certain markets, where pressure from inflation and competition have exacerbated turnover and retention trends. Labor shortages and competition for qualified personnel could cause disruptions in our business operations.

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

In addition, the EU landscape concerning medical devices (including IVDs) has recently evolved and may be subject to further developments in 2025. A new set of two EU regulations have been adopted on April 5, 2017. On May 26, 2021, the EU MDR became applicable and replaced previous directives and established transitional provisions. The EU IVDR became applicable on May 26, 2022. However, the European institutions adopted subsequent regulations amending the EU IVDR for a gradual roll-out of the EU IVDR to prevent disruptions in the supply of IVDs. The EU IVDR fully applies since May 26, 2022, but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. Both regulations have been adopted to establish a

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices (including IVDs) and ensure a high level of safety and health while supporting innovation.

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

Following the end of the “Brexit” transitional period, from January 1, 2021, the MHRA became the UK’s independent regulatory agency for medical devices. Post-Brexit, amendments have been made to the existing UK medical devices legislation which require medical devices to be registered with the MHRA before being placed on the Great Britain market. Manufacturers based outside of the UK need to appoint a UK Responsible Person to register devices with the MHRA. On January 9, 2024, the MHRA published a roadmap setting out its plans and timelines for towards the reform of the regulatory framework for medical devices in the UK. Regulations implementing core elements of the new framework are intended to be in place by 2025. Pending such reform of the UK regulatory framework, the government has confirmed that general medical devices compliant with the EU MDD with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of expiry of certificate or June 30, 2028. Medical devices, including custom-made devices, compliant with the EU MDR can be placed on the Great Britain market up until June 30, 2030. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in Great Britain (England, Scotland and Wales) and continue to be based on EU law. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and our business may be impacted and the demand for our products could be depressed.

Our products are subject to reporting requirements and recalls, even after receiving regulatory clearance, approval or certification, which could harm our reputation and business.

After a drug or device is placed on the market, numerous regulatory requirements apply, including the FDA's cGMP and QSR regulations, which require manufacturers to follow, among other things, design, testing, production, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; and adverse event reporting regulations that require us to report to FDA or similar governmental bodies in other countries if our products may have caused or contributed to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers, such as CooperVision and CooperSurgical, may, under their own initiative, recall a product if a reasonable possibility of serious injury or any material deficiency in a product is found, or withdraw a product for other reasons. The FDA requires that certain medical device corrections or removals, including recalls, be reported to the FDA within ten working days of initiating the correction or removal. Recalls of any of our products may divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. A recall could harm our reputation with customers and consumers which could reduce the sales of our products. In addition, the FDA or other foreign governmental agencies may implement enforcement actions in connection with a recall which could impair our product offerings and be harmful to our business and financial results.

If our manufacturing operations fail to comply with applicable regulations, our manufacturing could be delayed or disrupted, our products could be subject to recall, and sales and profitability could suffer.

Our manufacturing operations and processes are required to comply with numerous federal, state and foreign regulatory requirements, including the FDA's cGMP regulations for drugs and QSR for medical devices, which govern the procedures related to the design, testing, production processes, controls, quality assurance, labeling, packaging, storage, importing, exporting and shipping of our products. We also are subject to state requirements and licenses applicable to manufacturers of drugs and medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies (as well as audits by notified bodies) in other countries. Failure to comply with cGMP, QSR and other applicable domestic or international regulatory requirements or to respond to any adverse inspectional observations or product safety issues could result in disruption of our operations and manufacturing delays in addition to, among other things, warning letters, significant fines, injunctions, suspension of approvals, seizures, recalls or import holds of products, operating restrictions and criminal prosecutions. As a result, any failure to comply with applicable requirements could adversely affect our product sales and profitability.

On January 31, 2024, the FDA issued a final rule to amend the QSR regulations to align more closely with the International Organization for Standardization standards. Accordingly, this could impose additional or different regulatory

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

requirements on CooperVision and CooperSurgical that could increase the costs of compliance or otherwise create competition that may negatively affect our business.

The manufacture of drug-device combination products, such as Paragard, is complex and requires significant expertise and capital investment. We and our contract manufacturers must comply with applicable cGMP, QSR and similar foreign regulations and guidelines. Manufacturers of pharmaceutical therapeutics often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contamination are discovered in our drug products or in the manufacturing facilities in which our drug products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot be assured that any stability or other issues relating to the manufacture of any of our drug products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to continue marketing our drug products would be jeopardized.

Any adverse developments affecting manufacturing of our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the commercialization and marketing of any of our products and could have a material adverse effect on our business.

Our failure to comply with regulatory requirements or to receive regulatory clearance, approval or certification for our products or operations could adversely affect our business.

Our products and operations are subject to rigorous regulation by the FDA, and numerous other federal, state and foreign governmental authorities. In the United States, the FDA regulates virtually all aspects of medical device and pharmaceutical design, development, testing, manufacture, safety, labeling (including, for example, unique device identifier regulations), storage, recordkeeping, reporting, marketing, promotion, advertising and distribution, as well as product import and export. Our failure to comply with FDA regulations could lead to the imposition of administrative or judicial sanctions, including injunctions, fines, warning letters, suspensions or the loss of regulatory clearances or approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Our medical devices and pharmaceutical products require clearance or approval by the FDA before they can be commercially distributed in the United States and may require similar approvals by foreign regulatory agencies before distribution in foreign jurisdictions. Medical devices and drug products may only be marketed for the indications for which they are approved or cleared. The process of obtaining, renewing and maintaining regulatory clearances and approvals to market product, particularly from the FDA, can be costly and time consuming. We cannot be assured that such clearances and approvals will be granted on a timely basis, if at all, and significant delays in the introduction of any new products or product enhancements may occur, which could adversely affect our competitive position and results of operations. In addition, the FDA and authorities in foreign jurisdictions may change their policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay premarket approval or clearance of our products, increase the cost of compliance, impose additional regulatory requirements on us, or otherwise impact our ability to market our currently approved or cleared products.

Modifications and enhancements to medical devices require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every medical device manufacturer to make this determination in the first instance, but the FDA may review any manufacturer's decision. We have made modifications and enhancements to our medical devices that we do not believe require a new clearance or approval, but we cannot confirm that the FDA will agree with our decisions. If the FDA requires us to seek clearance or approval for a modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. We also cannot assure that we will be successful in obtaining clearances or approvals for our modifications, if required.

Our efforts to promote some of our products and services via direct-to-consumer marketing initiatives may subject us to additional scrutiny by the FDA, FTC or other agencies. For example, we promote PARAGARD and cord blood and cord tissue storage directly to end consumers. Regulatory agencies may further scrutinize our practices with respect to effective communication of risk information, benefits or claims with respect to such products.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Subject to transitional provisions and in order to sell our products in the EU, our products must respectively comply with general safety and performance requirements of the EU MDR and the EU IVDR. Compliance with these requirements is a prerequisite to be able to affix the European Conformity (CE) mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in the Annexes to the EU MDR and EU IVDR including that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I) or general IVDs (Class A), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects of a medical device), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (notified body must presume that quality systems which implement the relevant harmonized standards—ISO 13485:2016 for Quality Management Systems—conform to these requirements). If satisfied that the relevant product conforms to the general safety and performance requirements, the notified body issues a CE certificate, which the manufacturer uses as a basis for its declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to remain in compliance with applicable EU laws, directives or regulations, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU and EEA.

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

The EU regulatory landscape concerning medical devices (including IVDs) is continuously evolving and the new requirements may have a significant effect on the way we conduct our business in the EU and the EEA. Following Brexit, the UK regulatory landscape concerning medical devices (including IVDs) is evolving and may have a significant effect on the way we conduct our business in the UK. See Risk Factors – “Legislative or regulatory reforms in the United States or Europe may make it more difficult and costly for us to obtain regulatory clearances, approvals or certifications for our products or to manufacture, market or distribute our products after clearance or approval is obtained”.

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

Increased regulatory scrutiny of genetic testing may adversely affect our business through increased costs and risks associated with gaining marketing approvals or certifications and potential impact on demand for our genetic testing services.

In the United States, in vitro diagnostic devices (IVDs) are a type of medical device that can be used in the diagnosis or detection of diseases or other conditions. The FDA considers laboratory developed tests (LDTs) to be a subset of IVDs that are designed, manufactured, and used within a single laboratory. Similar tests are also known as In-House Tests (IH-Tests) in the EU and LDTs have historically been subject to enforcement discretion by the FDA and were not previously regulated under the 98/79EC in-vitro diagnostic directive (IVDD) of the EU. On May 6, 2024, the FDA published a final rule on the regulation LDTs, making explicit that LDTs are medical devices under the FDCA. In addition, the FDA is finalizing a policy under which the FDA will provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories.

We offer certain genetic testing services to help identify the likelihood of pregnancy as well as identify possible disorders or diseases of a child prior to birth, and we have historically marketed these tests as LDTs in the United States. As a result, our tests may now be subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions, subject to the four year phase-out of enforcement discretion beginning in May of 2025. Compliance with the new requirements may require additional analytical or clinical studies or other actions in order to continue marketing our tests during the phase-out period, which could increase costs and expenses or otherwise negatively affect our business. The FDA LDT regulation is currently subject to legislative challenges which may result in less stringent requirements or a decrease in FDA enforcement of LDT requirements. Therefore, the costs to comply with the FDA LDT regulation and its impact on our business is difficult to predict.

Similarly, in the EU, the regulatory landscape has evolved to include the definition of an IH-Test as is an IVD that is developed and produced by a laboratory on a non-industrial scale and is provided to health institutions in accordance with Article 5 of the EU IVDR. Under such circumstances, many IH-Tests may continue to be exempt from regulation indefinitely or until 2030 in circumstances where commercially available CE marked options exist. Our genetic tests may be subject to the full application of the EU IVDR with respect to some or all of our existing, as well as future, tests if our tests do not qualify for an IH-Test exemption. We may be required to expend additional time and resources to comply with the requirements of the EU IVDR, resulting in additional expenses for offering our current and any future tests as well as possibly delaying or suspending development or commercialization of such tests.

We expect that new proposals or legislative changes may be introduced from time to time both in the U.S. and in foreign countries. Any new FDA enforcement policies affecting LDTs or regulations such as the EU IVDR is likely to result in increased regulatory burden on our ability to continue marketing our genetic products and to develop and introduce new products in the future, which could adversely affect our business.

If we fail to comply with applicable federal, state, local and foreign laboratory licensing requirements, we could lose the ability to perform our genetic tests or experience disruptions to our business.

We are subject to the CLIA, a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratories must be certified under CLIA and ISO 15189 in order for us to perform testing on human specimens. In addition, our proprietary tests must also be recognized as part of our accredited programs under CLIA so that we can offer them in our laboratory. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The law also requires us to maintain a state laboratory license to conduct testing in that state. In addition, we are subject to the UK Human Fertilization &

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Embryology Association (HFEA) regulating IVF. Our laboratories are located in Japan, the United Kingdom and United States, and we must maintain the requisite licenses in each jurisdiction.

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, or a state or foreign license or accreditation, could have a material and adverse effect on our diagnostic testing business, operating results and financial condition. Three federal agencies are responsible for administering the CLIA program in the United States: the Centers for Medicare & Medicaid Services (CMS), the Centers for Disease Control and Prevention (CDC), and the FDA. The CMS in particular has the authority to impose a wide range of sanctions, including revocation of CLIA certification along with a bar on the ownership or operation of a CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we were to lose our CLIA certification or required state or foreign licensure, we would not be able to operate our clinical laboratory and conduct our tests, worldwide or in particular jurisdictions, which would adversely impact our diagnostic testing business, operating results, and financial condition.

Our HCT/P products are subject to extensive government regulation and our failure to comply with these requirements could cause our business to suffer.

In the United States, we provide donor egg and sperm for fertility treatments, in addition to fertility cryopreservation services and newborn stem cell storage (cord blood and cord tissue). Donated reproductive tissues, including eggs and sperm, as well as cord blood and cord tissue, are regulated to by the FDA as HCT/Ps. In the United States, we are marketing these HCT/Ps pursuant to Section 361 of the PHSA and 21 C.F.R. Part 1271 of FDA’s regulations. Products subject to regulation as “361 HCT/Ps” are not currently required to obtain marketing authorizations, so long as they meet certain criteria set forth in FDA regulations. However, HCT/Ps regulated as 361 HCT/Ps are currently subject to requirements relating to registering facilities and listing products with the FDA, as well as stringent requirements relating to processing, storing, labeling and distributing HCT/Ps, including, screening and testing for tissue donor eligibility, providing required labeling information, record keeping and adverse event reporting. If we fail to comply with these requirements, we could be subject to FDA allegations of noncompliance or enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties. To be regulated as 361 HCT/Ps, these products must meet the FDA’s criteria to be considered “minimally manipulated” and intended for “homologous use,” among other requirements. HCT/Ps that do not meet the criteria to be considered 361 HCT/Ps are subject to the FDA’s regulatory requirements applicable to medical devices, biologics or drugs, including, importantly, the requirement for premarket review and approval or clearance prior to marketing.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the EU MDR and EU IVDR. Their designation process, which is significantly stricter under the new Regulations, has experienced considerable delays. Despite a recent increase in designations, the current number of notified bodies designated under the new Regulations remains significantly lower than the number of notified bodies designated under the previous regimes. The current designated notified bodies are, therefore, facing a backlog of requests, and review times have lengthened. This situation may impact the ability of our notified body to timely review and process our regulatory submissions and perform its audits.

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

We are also subject to various other laws in the United States such as Section 5(a) of the Federal Trade Commission Act, which requires a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities and the CCPA, which gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Similar laws have been enacted in other states and proposed at the federal level, and such laws may have potentially conflicting requirements that make compliance challenging.

We are also subject to laws and regulations in countries other than United States covering data privacy and the protection of health-related and other personal information. EU and EEA member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the GDPR imposes stringent operational requirements for processors and controllers of personal data in the context of an establishment in the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EEA or the processing of personal data of individuals within the EEA and increases the scrutiny of transfer of personal data from the EEA. Following the UK's withdrawal from the EEA and the EU, and the expiry of the transition period, companies will have to comply with the GDPR and the GDPR as incorporated into the UK national law (the UK GDPR). In addition, countries of the EEA may impose further obligations relating to the processing of genetic, biometric or health data, which could further add to our compliance costs and limit how we process this information. Some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. We may be subject to diverging requirements under EU member state laws and UK law. We are also subject to China's Personal Information Protection Law (PIPL), which imposes requirements regarding processing PII, data localization and cross-border transfers of PII, as well as a number of other laws in the Asia Pacific area. As these laws develop, we may need to make operational changes to adapt to these diverging rules, which could increase our costs and adversely affect our business.

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

When we acquire companies or business that engage in personal data processing, we may become subject to additional regulation or scrutiny, particularly if such activity is different in nature from what we have done in the past. For example, with the recent addition of cord blood and cord tissue storage (and other cryostorage) businesses, we interact directly with our customers and collect and maintain personal information regarding our customers and donors. Acquisitions like this could subject us to additional regulatory and consumer liability risk and the cost of analyzing and integrating new privacy compliance programs.

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

Other legislative changes which impact the medical device and pharmaceutical industry have been proposed and adopted since the ACA was enacted, including, the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers and the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, replaced and changed the formula by which Medicare made annual payment adjustments to physicians and the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap.

In foreign countries where we market our products, recent healthcare reform has taken place as well. For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

2011/24/EU was adopted. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

•the federal Civil Monetary Penalties Law, which, among other things, authorizes the imposition of civil monetary penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to, offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;

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

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers and self-pay patients; some state laws that require biotechnology companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug and device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biotechnology companies to report information on the pricing of certain drug products; and some state and local laws that require the registration of sales representatives.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Risks Relating to Taxes

Changes in tax laws, examinations by tax authorities, and changes in our geographic composition of income could adversely affect our financial results.

We are subject to U.S. and foreign tax laws that may change. The base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD) includes Pillar Two, a global minimum tax rate of 15% that may adversely affect our provision for income taxes.

We are subject to the examination of our tax returns and other matters by tax authorities. Tax authorities could challenge our positions related to transfer pricing and intercompany transactions, including the valuation of intangible assets. Tax examinations can result in costly litigation with significant interest and penalties and ultimate settlement can take several

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

years. For example, we have engaged (and expect to continue to engage) with tax authorities over tax positions we have taken in connection with our acquisitions, and such examinations could cause us to incur significant expense (and adverse determinations by the tax authority could result in penalties) which could have an adverse effect on our financial results.

Our effective tax rate could fluctuate based on the geographic composition of income, which could significantly change based on our business results and acquisitions. Our effective tax rate could also fluctuate based on changes in estimates, changes in excess tax benefits from share-based compensation, changes in non-deductible expenses, and the valuation of deferred tax assets and liabilities. These fluctuations could have an adverse effect on our financial results.
Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our information assets and communication networks and mitigate risks to our assets, data, employees and customers. Our cybersecurity risk management program includes a cybersecurity incident response plan which is regularly updated to include structured processes encompassing preparation, identification, notification, containment, analysis, eradication, recovery and follow up.

We have designed and assessed our program based on the Center for Internet Security Critical Security Controls (CIS Controls) and Safeguards. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CIS Controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•responsibility for inventory and control of enterprise and software assets, technical and administrative controls and testing of our controls and security measures;

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including monitoring and alerting;

•cybersecurity awareness training of our employees, incident response personnel, and senior management; and

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.”

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports from management on our cybersecurity risks and reviews our cybersecurity program on at least an annual basis, or more frequently as necessary or advisable. In addition, the Audit Committee is informed, as necessary, regarding material cybersecurity incidents, as well as incidents with lesser impact potential.

The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The Board of Directors also receives an annual briefing from our Chief Information Officer, or CIO, on our cybersecurity program, including risks and priorities.

Our cybersecurity program is led by our CIO, who has over 30 years of experience in information technology. Our CIO leads a credentialed and experienced Information Security team who has primary responsibility for our overall cybersecurity risk management program and who supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Enterprise Risk Leadership Team, including our Executive Vice President & Chief Operating Officer, the Chief Financial Officer and the General Counsel, is responsible for assessing and managing our material enterprise risks, including risks from cybersecurity threats.

Our Information Security team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2024. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 303,872 square feet in the United Kingdom, 347,329 square feet in Costa Rica, 115,000 square feet in Puerto Rico, 493,833 square feet in New York, 80,000 square feet in Arizona and 34,453 square feet in Texas. The following table lists those properties that we lease. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Leased Square Feet	Operations
AMERICAS
United States:
California	158,626	Executive offices; CooperVision manufacturing, research & development and administrative offices; CooperSurgical research & development and administrative offices
New York	132,313	CooperVision distribution and administrative offices; CooperSurgical administrative offices
New Jersey	37,700	CooperSurgical research and development, distribution and administrative offices
Connecticut	271,537	CooperSurgical manufacturing, distribution and administrative offices
Arizona	45,000	CooperVision manufacturing
Texas	272,895	CooperSurgical manufacturing and distribution

Puerto Rico	617,650	CooperVision manufacturing, research and development and distribution
Canada	58,966	CooperVision manufacturing and administrative office; CooperSurgical research & development, distribution and administrative offices
Brazil	22,048	CooperVision distribution and administrative office
Other Americas	51,658	CooperVision distribution and administrative offices; CooperSurgical research & development, distribution and administrative offices

EMEA
United Kingdom	364,938	CooperVision manufacturing, distribution, research & development and administrative offices; CooperSurgical research & development, administrative offices
Hungary	421,953	CooperVision manufacturing and distribution
Belgium	259,445	CooperVision distribution
Spain	181,145	CooperVision distribution and administrative office; CooperSurgical administrative office
Netherlands	279,287	CooperVision administrative offices; CooperSurgical research & development and distribution
Other EMEA	169,849	CooperVision distribution and administrative offices; CooperSurgical administrative offices

ASIA PACIFIC
Japan	110,359	CooperVision distribution, administrative offices; CooperSurgical laboratory/research & development
Australia	40,139	CooperVision marketing and distribution; CooperSurgical research & development and distribution
China	50,663	CooperVision distribution, and administrative office
Other Asia Pacific	67,041	CooperVision distribution, marketing and administrative offices; CooperSurgical marketing and administrative office

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.10 per share, is traded on the Nasdaq under the symbol “COO.” As of November 29, 2024, there were 133 common stockholders of record.

Dividends

In December 2023, our Board of Directors decided to end the declaration of the semiannual dividend. We paid dividends of approximately $3.0 million in fiscal 2023. Any future determination to pay dividends will be made at the discretion of our Board of Directors subject to applicable laws and will depend on, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.
Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor 500 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2024. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2019, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc.,
the S&P 500 Index and the S&P Health Care Equipment Index

$250
$200
$150
$100
$50
$0
10/19
10/20
10/21
10/22
10/23
10/24
The Cooper Companies, Inc.
S&P 500
S&P Health Care Equipment

*$100 invested on October 31, 2019, in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

Issuer Purchases of Equity Securities

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

There was no share repurchase activity during the three-month period ended October 31, 2024.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2024, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of October 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(3) (C)
Equity compensation plans approved by shareholders	5,240,679	$75.25	8,523,044
Equity compensation plans not approved by shareholders	—	—	—
Total	5,240,679	$75.25	8,523,044
Above table has been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies for further information

(1) Includes (i) 1,298,723 shares subject to outstanding Restricted Stock Units (RSU), (ii) 649,488 shares subject to outstanding Performance Share Units (PSU), calculated at the maximum potential payout and (iii) 3,292,468 shares subject to outstanding options. Does not include rights to purchase shares under the 2019 Employee Stock Purchase Plan (the "2019 ESPP" or the "ESPP"), which depend on a number of factors described in the 2019 ESPP.

(2) The weighted-average exercise price is calculated based solely on the exercise prices of outstanding options and do not reflect shares to be issued upon the vesting of RSUs and PSUs, which have no exercise price.

(3) Includes (i) 4,852,018 shares available for issuance under the 2023 Plan, (ii) 3,580,869 shares available for issuance under the 2019 ESPP and (iii) 90,157 shares available for issuance under the 2020 Long Term Incentive Plan for Non-Employee Directors.
Item 6. Reserved

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Results of Operations

In this section, we discuss the results of our operations for fiscal 2024 compared with fiscal 2023. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” For a discussion related to fiscal 2023 compared with fiscal 2022, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2023, which was filed with the SEC on December 8, 2023, and is available on the SEC's website at www.sec.gov and our Investor Relations website at investor.coopercos.com.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Sales

Net Sales Fiscal 2024 and 2023
$ (Millions)
$2,609.4
$2,423.7
$1,286.0
$1,169.5
$3,895.4
$3,593.2
CooperVision
CooperSurgical
Consolidated
Fiscal 2024
Fiscal 2023

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
CooperVision Net Sales by Category

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions)	2024	2023	2024 vs 2023 % Change
Toric and multifocal	$1,257.2	$1,134.4	11%
Sphere, other	1,352.2	1,289.3	5%
	$2,609.4	$2,423.7	8%
In the fiscal year ended October 31, 2024, the growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations, which approximated $14.6 million.
•Toric and multifocal grew primarily through the success of MyDay and Biofinity.
•Sphere, other grew primarily through MyDay, MiSight and Biofinity.
•"Other" products represented approximately 1% of net sales in fiscal 2024 and 2023.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA and Asia Pacific.

($ in millions)	2024	2023	2024 vs. 2023 % Change
Americas	$1,067.3	$991.3	8%
EMEA	988.3	891.6	11%
Asia Pacific	553.8	540.8	2%
	$2,609.4	$2,423.7	8%
CooperVision's growth in net sales across all regions was primarily attributable to increased sales of silicone hydrogel contact lenses. Refer to CooperVision Net Sales by Category above for further discussion.
CooperSurgical Net Sales
CooperSurgical supplies the fertility and women's health care market with a diversified portfolio of products and services in two categories:
•Office and surgical offerings include products that facilitate surgical and non-surgical procedures that are commonly performed primarily by obstetricians and gynecologists in hospitals, surgery centers, and medical offices. This includes medical devices, cryostorage (such as cord blood and cord tissue storage), and contraception.
•Fertility offerings include highly specialized products and services that target the IVF process, including diagnostics testing with a goal to make fertility treatment safer, more efficient and convenient. This includes fertility consumables and equipment, donor gamete services, and genomic services (including genetic testing).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperSurgical Net Sales by Category

($ in millions)	2024	2023	2024 vs. 2023 % Change
Office and surgical	$774.7	$689.5	12%
Fertility	511.3	480.0	7%
	$1,286.0	$1,169.5	10%

In the fiscal year ended October 31, 2024, office and surgical net sales increased primarily due to the addition of Cook Medical on November 1, 2023. Fertility net sales increased due to an increase in revenue from consumable products and genetic testing.

The above growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations, which approximated $9.5 million.
Gross Margin

Consolidated gross margin was relatively flat at 67% in fiscal 2024 compared to 66% in fiscal 2023.

Selling, General and Administrative (SGA) Expenses

($ in millions)	2024	% Net Sales	2023	% Net Sales	2024 vs. 2023 % Change
CooperVision	$910.7	35%	$871.1	36%	5%
CooperSurgical	534.2	42%	559.4	48%	(5)%
Corporate	88.8	—	70.7	—	26%
	$1,533.7	39%	$1,501.2	42%	2%

CooperVision's SGA expenses increased in fiscal 2024 compared to fiscal 2023 primarily due to a $31.8 million release of contingent consideration liability associated with SightGlass Vision's regulatory approval milestone in fiscal 2023 and increased selling activities in fiscal 2024.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperSurgical's SGA expenses decreased in fiscal 2024 compared to fiscal 2023 primarily due to the payment of a $45.0 million termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business in fiscal 2023, partially offset by an increase in selling activities and distribution costs.
Corporate SGA expenses increased in fiscal 2024 compared to fiscal 2023 primarily due to share-based compensation related expenses and corporate support functions.
Research and Development (R&D) Expenses

($ in millions)	2024	% Net Sales	2023	% Net Sales	2024 vs. 2023 % Change
CooperVision	$82.9	3%	$73.4	3%	13%
CooperSurgical	72.2	6%	64.0	5%	13%
	$155.1	4%	$137.4	4%	13%
CooperVision's R&D expenses increased in fiscal 2024 compared to fiscal 2023 primarily due to myopia management programs and R&D projects. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.

CooperSurgical's R&D expenses increased in fiscal 2024 compared to fiscal 2023 mainly due to an increase in R&D project spend. CooperSurgical's R&D activities are focused on developing and refining diagnostic and therapeutic products including medical interventions, surgical devices and fertility solutions.
Amortization Expense

($ in millions)	2024	% Net Sales	2023	% Net Sales	2024 vs. 2023 % Change
CooperVision	$28.2	1%	$32.9	1%	(14)%
CooperSurgical	173.0	13%	153.3	13%	13%
	$201.2	5%	$186.2	5%	8%
CooperVision's amortization expense for fiscal 2024 compared to fiscal 2023 decreased primarily due to more intangible assets becoming fully amortized during fiscal 2024.
CooperSurgical's amortization expense increased in fiscal 2024 compared to fiscal 2023, primarily due to the amortization of intangible assets recently acquired through acquisitions.
Operating Income

($ in millions)	2024	% Net Sales	2023	% Net Sales	2024 vs. 2023 % Change
CooperVision	$676.2	26%	$587.7	24%	15%
CooperSurgical	118.3	9%	16.1	1%	635%
Corporate	(88.8)	—	(70.7)	—	(26)%
	$705.7	18%	$533.1	15%	32%

CooperVision's operating income increased in fiscal 2024 compared to fiscal 2023, primarily due to the increase in net sales outpaced the increase in operating expenses.

CooperSurgical's operating income increased in fiscal 2024 compared to fiscal 2023, primarily due to payment of a $45.0 million termination fee under an asset purchase agreement related to Cook Medical’s reproductive health business in fiscal 2023 and decrease in advertising and marketing expenses in fiscal 2024.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate operating loss increased in fiscal 2024 compared to fiscal 2023, primarily due to higher share-based compensation expenses.

Interest Expense

($ in millions)	2024	% Net Sales	2023	% Net Sales	2024 vs. 2023 % Change
Interest expense	$114.3	3%	$105.3	3%	9%
Interest expense increased during fiscal 2024 compared to the prior year, primarily due to higher interest rates and higher debt balances.
Other Expense, Net

($ in millions)	2024	2023
Foreign exchange loss	5.2	7.0
Other expense, net	3.9	7.9
	$9.1	$14.9
Foreign exchange loss was primarily associated with the relative weakening of the U.S. dollar against foreign currencies and the effect on intercompany receivables.
Other expense, net decreased in fiscal 2024, primarily due to a decrease in loss on minority investments.
Provision for Income Taxes

The effective tax rates for fiscal 2024 and 2023 were 32.6% and 28.7%, respectively. The increase was primarily due to changes in the geographic composition of pre-tax earnings and an increase in the UK statutory tax rate from 19% to 25%.

The effective tax rate for fiscal 2024 was higher than the U.S. federal statutory rate primarily due to foreign earnings subject to U.S. tax and foreign earnings in jurisdictions with higher tax rates. The effective tax rate for fiscal 2023 was higher than the U.S. federal statutory rate primarily due to foreign earnings subject to U.S. tax.

See Note 6. Income Taxes for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
Working capital at October 31, 2024, and October 31, 2023, was $928.7 million and $735.9 million, respectively. The increase in working capital was primarily due to increases in trade accounts receivable, prepaid expenses and other current assets, and inventories, partially offset by an increase in other current liabilities.

Cash Flow

($ in millions)	2024	2023	2022
Operating activities	$709.3	$607.5	$692.4
Investing activities	(764.6)	(449.0)	(1,831.2)
Financing activities	39.2	(173.9)	1,193.7
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	2.9	(2.3)	(12.9)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(13.2)	$(17.7)	$42.0

Operating Cash Flow

Cash provided by operating activities in fiscal 2024 increased compared to fiscal 2023, primarily due to increases in net income, and non-cash add backs such as deferred income taxes and share-based compensation expenses in fiscal 2024 and the release of $31.8 million contingent consideration liability associated with SightGlass Vision's regulatory approval milestone in fiscal 2023, offset by net changes in operating capital.

Investing Cash Flow

Cash used in investing activities in fiscal 2024 increased compared to cash used in investing activities in fiscal 2023, primarily attributable to $343.4 million cash paid for acquisitions in fiscal 2024.

Financing Cash Flow

Cash provided by financing activities in fiscal 2024 was primarily attributable to funds received from the 2024 Revolving Credit Facility, partially offset by repayments to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility. See Note 5. Financing Arrangements for further information.

Cash used in financing activities in fiscal 2023 was primarily due to repayments of $338.0 million on the 2021 364-day term loan, partially offset by $172.6 million of funds drawn on the 2020 Revolving Credit Facility.

The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of October 31, 2024:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
Revolving Credit:
2024 Revolving Credit	$2,300.0	$1,049.2	$4.75	$1,246.1	May 1, 2029
Term Loan:
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,800.0	$2,549.2	$4.75	$1,246.1

As of October 31, 2024, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement. The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. See Note 5. Financing Arrangements for further information.

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

Share Repurchases
In March 2017, the authorization under the 2012 Share Repurchase Program (2012 Program) was increased to $1.0 billion by the Company's Board of Directors. As of October 31, 2024, $256.4 million remained authorized for repurchase under the program. See Note 8. Stockholders’ Equity for additional information. In fiscal 2024, there were no share repurchases under the 2012 Program.
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
Contractual Obligations

As of October 31, 2024, our material cash requirements consisted of future payments for debt and related interests, income tax liabilities related to one-time transition tax, purchase obligations, operating lease and Retirement Income Plan.

We incur interest on a revolving loan and a term loan. Using the same interest rate of October 31, 2024, and assuming borrowings as of October 31, 2024, remain constant throughout all periods, these loans would result in interest payments of $109.5 million in the twelve months ending October 31, 2025, and $272.1 million in the years thereafter. See Note 5. Financing Arrangements for additional information related to debt and interests.

Income tax liabilities related to the one-time transition tax resulted from the enactment of the 2017 U.S. Tax Act and are payable in annual installments through fiscal 2026. The installment for fiscal 2024 is classified in "Other current liabilities" in our Consolidated Balance Sheet. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and have excluded $20.4 million of long-term income taxes payable. See Note 6. Income Taxes for the expected one-time transition tax payments.

Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and includes obligations for inventory, capital expenditures and other operating expense commitments. As of October 31, 2024, we had purchase obligations of $696.0 million, with $272.8 million payable within the twelve months ending Oct 31, 2025.

The minimum future payments for operating leases are disclosed in Note 2. Operating Leases and the expected future benefit payments for our Retirement Income Plan through 2033 are disclosed in Note 10. Employee Benefits.

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
•Revenue recognition - We recognize revenue from product sales when obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the goods to customers and/or when services are rendered. Our payment terms are typically between 30 to 120 days. Provisions for certain rebates, sales incentives, volume discounts, contractual pricing allowances and product returns are accounted for as variable consideration and recorded as a reduction in sales. Estimating these provisions requires judgment based on current and historical customer patterns related to these programs or contractual terms as described below.
Product discounts, including certain rebates, sales incentives, and volume discounts are granted based on terms of the arrangement with direct distribution customers and at times the indirect end consumer. We evaluate contractual terms, historical experience, and perform internal analysis to estimate total product discounts at the time revenue is recognized. Variations between our estimates and actual product discounts have not been material. CooperSurgical rebates are predominately related to the Medicaid rebate provision that is estimated based upon contractual terms, historical experience, and trend analysis which requires judgment due to the length of time between sale and reimbursement from Medicaid.
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
•Business combinations - We routinely consummate business combinations. Results of operations for acquired companies are included in our consolidated results of operations from the date of acquisition. We recognize separately from goodwill, the identifiable assets acquired, including acquired in-process research and development (IPR&D), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date fair values as defined by accounting standards related to fair value measurements. The fair value of the identifiable intangible assets is determined primarily using the “income approach.” Key assumptions routinely utilized in the income approach to allocate the purchase price to intangible assets include risk-adjusted discount rates and projected financial information such as revenue projections, expected gross and operating margins for the acquired companies. The fair value of IPR&D also factors in probability assumptions about the stage of development and successful completion. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill.
•Income taxes - Income taxes are estimated based on enacted income tax laws and the results of operations in each jurisdiction. Deferred tax assets and liabilities are estimated based on temporary differences between the financial reporting basis and income tax basis of assets and liabilities. Judgment is required in measuring the value of deferred tax assets, which are reduced by a valuation allowance to the extent it is more likely than not the assets are not expected to be realized. These deferred tax assets are primarily tax credits and net operating loss carryforwards expected to expire before they can be claimed or deducted. For uncertain tax positions, judgment is required in evaluating tax positions for uncertainty in the application of accounting guidance and tax laws. A tax benefit is recognized if it is more likely than not a tax position will be sustained based on its technical merits in a tax authority examination, based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority.
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
At October 31, 2024, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $103.2 million in operating income for the fiscal year ended October 31, 2024. Refer to Item 1A. Risk Factors - "Our substantial and expanding international operations are subject to uncertainties which could affect our business." and Note 1. Organization and Significant Accounting Policies for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR. As of October 31, 2024, we had outstanding debt for an aggregate carrying amount of $2.6 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the fourth quarter of fiscal 2024. Refer to Item 1A. Risk Factors - "We are vulnerable to interest rate risk with respect to our debt." and Note 5. Financing Arrangements for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
The Cooper Companies, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 6, 2024 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Evaluation of the sufficiency of audit evidence over inventories and net sales
As discussed in Notes 1 and 12 to the consolidated financial statements and disclosed in the consolidated balance sheet and consolidated statement of income, the Company recorded $802.7 million in inventories and $3,895.4 million in net sales as of and for the year ended October 31, 2024, respectively. Inventories are primarily comprised of raw materials, work-in-process, and finished goods that are physically located at certain of the Company's locations. Net sales are recognized primarily from the sale of products from each of the Company's locations.

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
San Francisco, California
December 6, 2024

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

Years Ended October 31, (In millions, except for earnings per share)	2024	2023	2022
Net sales	$3,895.4	$3,593.2	$3,308.4
Cost of sales	1,299.7	1,235.3	1,168.8
Gross profit	2,595.7	2,357.9	2,139.6
Selling, general and administrative expense	1,533.7	1,501.2	1,342.2
Research and development expense	155.1	137.4	110.3
Amortization of intangibles	201.2	186.2	179.5
Operating income	705.7	533.1	507.6
Interest expense	114.3	105.3	57.3
Other expense (income)	9.1	14.9	(25.0)
Income before income taxes	582.3	412.9	475.3
Provision for income taxes (Note 6)	190.0	118.7	89.5
Net income	$392.3	$294.2	$385.8
Earnings per share (Note 7)*;
Basic	$1.97	$1.49	$1.95
Diluted	$1.96	$1.48	$1.94
Number of shares used to compute earnings per share*:
Basic	198.9	197.9	197.4
Diluted	200.4	199.3	198.8
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

Years Ended October 31, (In millions)	2024	2023	2022
Net income	$392.3	$294.2	$385.8
Other comprehensive income (loss):
Cash flow hedges, net of tax of $13.4, $(2.4) and $26.1, respectively	(42.5)	(7.0)	81.3
Change in minimum pension liability, net of tax of $0.5, $1.0 and $8.7, respectively	(1.7)	3.0	27.9
Foreign currency translation adjustment	76.3	17.0	(234.7)
Other comprehensive income (loss)	32.1	13.0	(125.5)
Comprehensive income	$424.4	$307.2	$260.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In millions)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$107.6	$120.8
Trade accounts receivable, net of allowance for credit losses of $43.5 at October 31, 2024 and $31.3 at October 31, 2023	717.0	609.7
Inventories (Note 1)	802.7	735.6
Prepaid expense and other current assets	324.2	238.8
Total current assets	1,951.5	1,704.9
Property, plant and equipment, net	1,863.4	1,632.6
Goodwill (Note 4)	3,838.4	3,624.5
Other intangibles, net (Note 4)	1,791.0	1,710.3
Deferred tax assets	2,210.3	2,349.5
Other assets	660.6	637.1
Total assets	$12,315.2	$11,658.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$33.3	$45.4
Accounts payable	260.5	261.9
Employee compensation and benefits	174.8	174.8
Deferred revenue	129.9	123.6
Other current liabilities	424.3	363.3
Total current liabilities	1,022.8	969.0
Long-term debt (Note 5)	2,550.4	2,523.8
Deferred tax liabilities	96.0	101.5
Long-term tax payable	57.5	90.2
Deferred revenue	193.3	184.2
Other liabilities	311.6	239.2
Total liabilities	$4,231.6	$4,107.9
Contingencies (Note 11)
Stockholders’ equity*:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 217.2 issued and 199.6 outstanding at October 31, 2024 and 215.8 issued and 198.1 outstanding at October 31, 2023	21.7	21.6
Additional paid-in capital	1,921.0	1,817.2
Accumulated other comprehensive loss	(421.7)	(453.8)
Retained earnings	7,268.4	6,876.1
Treasury stock at cost: 17.6 shares at October 31, 2024 and 17.7 shares at October 31, 2023	(706.0)	(710.3)
Total Cooper stockholders' equity	8,083.4	7,550.8
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 8)	8,083.6	7,551.0
Total liabilities and stockholders’ equity	$12,315.2	$11,658.9
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions, except per share amounts)	Shares	Amount	Shares	Amount
Balance at October 31, 2021*	197.2	$19.7	17.6	$1.8	$1,699.1	$(341.3)	$6,202.1	$(639.6)	$0.2	$6,942.0
Net income	—	—	—	—	—	—	385.8	—	—	385.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(125.5)	—	—	—	(125.5)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.4	—	—	—	(2.1)	—	—	3.6	—	1.5
Treasury stock repurchase	(0.2)	—	0.2	—	—	—	—	(78.5)	—	(78.5)
Dividends on common stock ($0.01 per share)	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	52.4	—	—	—	—	52.4
Balance at October 31, 2022*	197.4	$19.7	17.8	$1.8	$1,749.4	$(466.8)	$6,584.9	$(714.5)	$0.2	$7,174.7
Net income	—	—	—	—	—	—	294.2	—	—	294.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	13.0	—	—	—	13.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.7	0.1	(0.1)	—	7.0	—	—	4.2	—	11.3
Dividends on common stock ($0.01 per share)		—	—	—	—	—	(3.0)		—	(3.0)
Share-based compensation expense	—	—	—	—	60.8	—	—	—	—	60.8
Balance at October 31, 2023*	198.1	$19.8	17.7	$1.8	$1,817.2	$(453.8)	$6,876.1	$(710.3)	$0.2	$7,551.0
Net income	—	—	—	—	—	—	392.3	—	—	392.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	32.1	—	—	—	32.1
Issuance of common stock for stock plans, net and employee stock purchase plan	1.5	0.1	(0.1)	—	31.3	—	—	4.3	—	35.7
Share-based compensation expense	—	—	—	—	72.5	—	—	—	—	72.5
Balance at October 31, 2024*	199.6	$19.9	17.6	$1.8	$1,921.0	$(421.7)	$7,268.4	$(706.0)	$0.2	$8,083.6
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years Ended October 31, (In millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$392.3	$294.2	$385.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375.1	367.7	346.1
Share-based compensation expense	75.1	62.1	54.2
Non-cash operating lease expense	38.7	40.0	32.2
Other including asset impairment charges	42.9	49.4	4.5
Change in fair value of contingent consideration	—	(31.8)	(10.3)
Deferred income taxes	118.9	44.7	53.9
Change in assets and liabilities:
Accounts receivable	(117.1)	(60.2)	(33.8)
Inventories	(59.3)	(105.4)	(40.4)
Other assets	(132.5)	(89.4)	(16.9)
Operating lease right-of-use assets and liabilities, net	(42.4)	(34.2)	(51.3)
Accounts payable	9.3	5.5	49.9
Accrued liabilities	3.6	71.8	32.4
Accrued income taxes	(15.4)	(0.5)	(27.4)
Other long-term liabilities	20.1	(6.4)	(34.2)
Settlement of contingent consideration	—	—	(52.3)
Net cash provided by operating activities	709.3	607.5	692.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(421.2)	(392.5)	(242.0)
Acquisitions of businesses and assets, net of cash acquired, and other	(343.4)	(56.5)	(1,641.3)
Proceeds from sale of interest in a subsidiary	—	—	52.1
Net cash used in investing activities	(764.6)	(449.0)	(1,831.2)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	3,524.2	2,124.2	1,511.0
Repayments of long-term debt	(3,506.8)	(1,953.9)	(561.5)
Net proceeds from (repayments of) short-term debt, other	(11.8)	(351.1)	329.3
Repurchase of common stock	—	—	(78.5)
Proceeds related to share-based compensation awards	55.6	15.1	8.9
Payments related to share-based compensation awards	(30.3)	(13.1)	(16.8)
Dividends on common stock	—	(3.0)	(3.0)
Issuance of common stock for employee stock purchase plan	8.3	7.9	7.2
Settlement of contingent consideration	—	—	(2.9)
Net cash provided (used in) by financing activities	39.2	(173.9)	1,193.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.9	(2.3)	(12.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13.2)	(17.7)	42.0
Cash, cash equivalents, restricted cash and cash held for sale at beginning of year	120.9	138.6	96.6
Cash, cash equivalents and restricted cash at end of year	$107.7	$120.9	$138.6

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$134.8	$117.5	$49.1
Income taxes	78.4	67.8	66.6

Years Ended October 31, (In millions)	2024	2023	2022
Operating lease liabilities	48.0	47.5	45.3
Operating lease ROU assets obtained in exchange for lease obligations	$54.6	$42.6	$29.8
Reconciliation of cash flow information:
Cash and cash equivalents	$107.6	$120.8	$138.2
Restricted cash included in other current assets	0.1	0.1	0.4
Cash held for sale	—	—	—
Total cash, cash equivalents, restricted cash and cash held for sale	$107.7	$120.9	$138.6

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
•CooperSurgical primarily develops, manufactures, markets medical devices and procedures solutions, and provides services to improve fertility and women's health care market.

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

Revenue Recognition
Net Sales
The Company sells its products principally to a limited number of distributors, group purchasing organizations, eye care or health care professionals including independent practices, corporate retailers, hospitals and clinics or authorized resellers (collectively, its Customers). These Customers may subsequently resell the Company’s products to eye care or health care providers and patients. In addition to product supply and distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. The Company considers purchase orders, which in some cases are governed by master sales agreements, to be contracts with a customer. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products or render services, each of which is distinct, to be the identified performance obligations. The consideration in the contract is allocated among the identified performance obligations based on a relative standalone selling price basis. The standalone selling price for each performance obligation is derived from the actual selling price or estimated using historical data or publicly available information.
Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment or delivery to the Customer. Revenues from service sales are recognized when services are rendered, whether at a point in time or based on the passage of time depending on the type of services.
Stem cell revenue, which includes the initial processing service and ongoing storage service, accounts for the majority of our service revenues. Revenue allocated to the processing service is recognized at a point in time when the cord blood and/or cord tissue is processed and deemed ready for storage. Revenue allocated to storage service is recognized ratably over the terms of the storage contracts, which vary in length. The majority of the contracts have a term of one year or 18 years. Deferred revenue primarily represents prepaid stem cell storage as part of the CooperSurgical business unit. The current portion of the deferred revenue balances at the beginning of each year presented were generally fully recognized in a ratable manner in the subsequent 12-month period. We recognized revenue of approximately $123.6 million and $93.6 million for the year ended October 31, 2024, and October 31, 2023, respectively, that was included in the deferred revenue balance at October 31, 2023, and October 31, 2022.
Taxes collected from Customers and remitted to governmental authorities are excluded from revenues. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. See Note 12. Business Segment Information for disaggregation of revenue.

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
Notes to Consolidated Financial Statements

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
Income Taxes
Income taxes are estimated based on enacted income tax laws and the results of operations in each jurisdiction. Deferred tax assets and liabilities are estimated based on temporary differences between the financial reporting basis and income tax basis of assets and liabilities. Deferred tax assets are also estimated based on net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not they are not expected to be realized. Adjustments to deferred tax assets and liabilities due to changes in tax laws, changes in jurisdiction from intra-entity transfers of assets, and changes in judgment regarding a valuation allowance are recognized in provision for income taxes in the quarter in which such changes occur. Long-term tax payable is estimated income tax to be paid for unrecognized tax benefits. A tax benefit

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

is recognized if it is more likely than not a tax position will be sustained based on its technical merits in a tax authority examination, based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Adjustments to unrecognized tax benefits due to changes in judgment are recognized in provision for income taxes in the quarter in which such changes occur. Interest and penalties related to unrecognized tax benefits are recognized in provision for income taxes.
Income taxes include U.S. tax on foreign earnings, which is primarily due to the global intangible low-taxed income (GILTI) provision of the U.S. Tax Cuts and Jobs Act of 2017. An accounting policy choice was allowed to treat GILTI temporary differences in taxable income either as a current-period expense (period cost method) or factor such amounts into the measurement of deferred taxes (deferral method). We chose the period cost method.
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

October 31, (In millions)	2024	2023
Raw materials	$188.2	$207.3
Work-in-process	18.5	19.0
Finished goods	596.0	509.3
	$802.7	$735.6
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, (In millions)	2024	2023
Land and improvements	$25.2	$20.2
Buildings and improvements	557.3	488.5
Machinery and equipment	2,441.7	2,187.1
Construction in progress	532.8	486.3
Property, plant and equipment, at cost	$3,557.0	$3,182.1
Less: Accumulated depreciation	1,696.5	1,553.3
Property, plant and equipment, net	$1,860.5	$1,628.8
Finance lease ROU assets, net	2.9	3.8
	$1,863.4	$1,632.6
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
Government Assistance

The Company at times receives government assistance primarily to support manufacturing capital expansion, to create or retain jobs, or to provide tax credits mainly for eligible research and development activities. The Company generally accounts for such government assistance by analogy to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance and recognizes the assistance when it is probable that it will be received by complying with the prerequisite terms and conditions. For the fiscal year ending October 31, 2024, government assistance of $32.5 million was recorded primarily as a reduction to the cost basis of property, plant, and equipment or reduction to the related expense. Government assistance in prior fiscal years was immaterial.

Accounting Pronouncements Issued Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities to disclose specific categories in the effective tax rate reconciliation and additional information for reconciling items that exceed a quantitative threshold. The guidance also requires all disaggregated information pertaining to taxes paid, net of refunds received, for federal, state and foreign income taxes. The new guidance is effective for fiscal years beginning after December 15, 2024, with the option to apply prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means it will be effective from our fiscal year ended October 31, 2025, and interim periods within fiscal years beginning from November 01, 2025, and will be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on our Consolidated Financial Statements.
Note 2. Operating Leases

The following table presents information about leases on the Consolidated Balance Sheets:

October 31, (In millions)	2024	2023
Operating Leases
Operating lease right-of-use assets	$260.7	$241.5

Operating lease liabilities, current	38.6	38.2
Operating lease liabilities, non-current	230.8	215.6
Total operating lease liabilities	$269.4	$253.8

Weighted-average remaining lease term (in years)	10.3	10.0
Weighted-average discount rate	4%	4%

Operating lease expense for the fiscal years ended October 31, 2024, 2023 and 2022 was $47.4 million, $48.1 million and $45.0 million.
Maturity of Lease Liabilities
The minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of October 31, 2024, are:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(In millions)
2025	48.6
2026	42.2
2027	37.8
2028	33.0
2029	28.5
Thereafter	148.1
Total lease payments	$338.2
Less: interest	68.8
Present value of lease liabilities	$269.4

Excluded from the above table are additional leases to expand manufacturing as well as research and development capacity that have not yet commenced. The undiscounted lease payments are estimated at $171 million for leases that will commence starting in fiscal 2025 with initial terms ranging from 20 to 25 years.
Note 3. Acquisitions and Joint Venture
All acquisitions were funded by cash generated from operations or facility borrowings.
The Company believes these acquisitions strengthen CooperSurgical's and CooperVision's businesses through the addition of new distributors or complementary products and services.
Fiscal Year 2024
On August 1, 2024, CooperSurgical completed the acquisition of obp Surgical, a U.S.-based medical device company with a suite of single-use cordless surgical retractors with integrated light source and evacuation channels. The purchase price of the acquisition was $100.0 million. Assets acquired consisted primarily of $45.6 million of developed technology, $8.5 million of customer relationships, $7.7 million of inventory, $5.4 million of other net assets, and $50.6 million of goodwill, which is primarily related to expected synergies from combined operations. The Company is in the process of finalizing purchase accounting information. The goodwill is not deductible for tax purposes.
On June 7, 2024, CooperSurgical acquired a fertility company that specializes in sperm separation devices. The purchase price of the acquisition was $33.5 million. The Company accounted for this acquisition as an asset acquisition, whereby the Company allocated the total cost of the acquisition to the net assets acquired on the basis of their estimated relative fair values on the acquisition date. The primary asset acquired in this asset acquisition is a composite intangible asset of $39.6 million. The value of the composite intangible asset reflects, in addition to the purchase price, a deferred tax liability of $8.3 million arising from book/tax basis differences generated upon the acquisition. The composite intangible asset encompasses the portfolio of intellectual property associated with the sperm separation devices including the patents, trademarks, customer relationships, regulatory approvals, and commercialization rights, which have been valued as a single composite intangible asset as they are inextricably linked.
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
Fiscal Year 2023
On November 1, 2022, CooperVision completed the acquisition of a privately-held U.S.-based company that provides a broad portfolio of technologically advanced contact lens products, including scleral and hybrid lenses. The purchase price of the acquisition was $33.0 million. Assets acquired primarily comprised of $12.6 million of customer relationship related intangibles, $7.6 million of technology, $5.1 million of net assets and $7.7 million of goodwill. The goodwill is not deductible for tax purposes.
Note 4. Intangible Assets
Goodwill

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has three reporting units: CooperVision and within the CooperSurgical segment, Office/Surgical and Fertility, reflecting the current way the Company manages its business. There was no impairment of goodwill in its reporting units in fiscal 2024, 2023, and 2022.

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2023	$1,747.6	$1,876.9	$3,624.5
Net additions	—	157.8	157.8
Foreign currency translation adjustment	50.2	5.9	56.1
Balance at October 31, 2024	$1,797.8	$2,040.6	$3,838.4

Of the October 31, 2024, goodwill balance, $311.5 million for CooperSurgical and $17.8 million for CooperVision is expected to be deductible for tax purposes. Of the October 31, 2023, goodwill balance, $237.6 million for CooperSurgical and $20.1 million for CooperVision was expected to be deductible for tax purposes.
Other Intangible Assets

	October 31, 2024		October 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period (in years)
Intangible assets with definite lives:
Trademarks	$204.2	$90.6	$208.9	$81.1	15
Composite intangible assets (1)	1,101.6	496.8	1,061.9	424.8	15
Technology	706.4	384.3	494.5	335.4	11
Customer relationships	1,130.5	402.5	1,099.2	345.8	19
License and distribution rights and other	47.9	27.2	51.6	28.0	11
	3,190.6	$1,401.4	2,916.1	$1,215.1	16
Less: accumulated amortization and translation	1,401.4		1,215.1
Intangible assets with definite lives, net	$1,789.2		$1,701.0
Intangible assets with indefinite lives, net (2)	1.8		9.3
Total other intangibles, net	$1,791.0		$1,710.3
(1) Composite intangible assets primarily consist of technology, trade name, New Drug Application approval and physician relationships. The components are not reflected separately or within the corresponding categories because they are inextricably linked.
(2) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of October 31, 2024, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal years:	(In millions)
2025	$197.7
2026	190.1
2027	175.8
2028	171.3
2029	167.2
Thereafter	887.1
Total remaining amortization for intangible assets with definite lives	$1,789.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company performed its annual impairment assessment in the third quarter of fiscal 2024 and concluded there was no material impairment to the Company's definite-lived or indefinite-lived intangible assets during fiscal 2024.
In the fourth quarter of fiscal 2023, CooperVision fully impaired some intangible assets associated with the discontinuation of certain products. The carrying value of these intangible assets were immaterial. There was no impairment to the Company's definite-lived or indefinite-lived intangible assets during fiscal 2022.

Note 5. Financing Arrangements
The Company had outstanding debt as follows:

October 31, (In millions)	2024	2023
Short-term debt, excluding financing leases	32.2	44.4
Financing lease liabilities	1.1	1.0
Short-term debt	$33.3	$45.4

Revolving credit	$1,049.2	$172.6
Term loans	1,500.0	2,350.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(1.4)	(2.4)
Long-term debt, excluding financing leases	2,548.0	2,520.4
Financing lease liabilities	2.4	3.4
Long-term debt	$2,550.4	$2,523.8
Total debt	$2,583.7	$2,569.2
As of October 31, 2024, the Company was in compliance with all debt covenants.

Revolving Credit Agreement on May 1, 2024

On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement), among the Company, CooperVision International Limited, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2024 Credit Agreement provides for a multicurrency revolving credit facility (the 2024 Revolving Credit Facility) in an aggregate principal amount of $2.3 billion which, unless terminated earlier, matures on May 1, 2029. On May 1, 2024, the Company used $1.2 billion under the 2024 Revolving Credit Facility to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility, and terminated the 2020 Credit Agreement. The Company has an uncommitted option to increase the revolving credit facility or establish a new term loan in an aggregate amount up to the greater of $1.2 billion or 100% of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the 2024 Credit Agreement.

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

The Company pays an annual commitment fee that ranges from 0.10% to 0.20% of the unused portion of the 2024 Revolving Credit Facility based upon the Total Leverage Ratio, as defined in the 2024 Credit Agreement.

The 2024 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2024 Credit Agreement, consistent with the 2020 Credit Agreement discussed below.

On October 31, 2024, the Company had $1.0 billion outstanding under the 2024 Revolving Credit Facility and the weighted-average interest rate on the 2024 Revolving Credit Facility was 6.05%.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Term Loan Agreement on December 17, 2021

On December 17, 2021, the Company entered into a Term Loan Agreement (the 2021 Credit Agreement) by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2021 Credit Agreement provides for a term loan facility (the 2021 Term Loan Facility) in an aggregate principal amount of $1.5 billion, which, unless terminated earlier, matures on December 17, 2026. In addition, the Company has the ability from time to time to request an increase to the commitments under the 2021 Term Loan Facility or to establish a new term loan facility under the 2021 Credit Agreement in an aggregate principal amount not to exceed $1.1 billion, upon prior written notice to the administrative agent and subject to the discretionary participation of the lenders funding such term loans and certain limitations set forth in the 2021 Credit Agreement.

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

On October 31, 2024, the Company had $1.5 billion outstanding under the 2021 Term Loan Facility and the interest rate was 5.94%.

The 2021 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2021 Credit Agreement, consistent with the 2020 Credit Agreement discussed below.

Revolving Credit and Term Loan Agreement on April 1, 2020

On April 1, 2020, the Company entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), by and among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provides for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1.3 billion and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The Company has an uncommitted option to increase the revolving credit facility or establish a new term loan in an aggregate amount up to $1.6 billion.

On May 1, 2024, in connection with the Company's entry into the 2024 Credit Agreement, the Company terminated the 2020 Credit Agreement. In connection with the termination, all borrowings outstanding under the 2020 Credit Agreement were repaid.

European and Asian Pacific Credit Facilities
The Company maintains European credit facilities. The aggregate facility limit was $33.7 million and $32.9 million at October 31, 2024, and 2023, respectively. At October 31, 2024, $2.4 million of the facilities was utilized and the weighted-average interest rate on the outstanding balances was 4.16%.
The Company maintains yen-denominated credit facilities in Japan. The aggregate facility limit was $73.6 million and $74.3 million at October 31, 2024, and 2023, respectively. At October 31, 2024, $25.6 million of the combined facilities was utilized and the weighted-average interest rate on the outstanding balances was 0.67%.
Each facility is supported by a continuing and unconditional guaranty.
Note 6. Income Taxes

Components of income before income taxes:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2024	2023	2022
Income before income taxes:
United States	$(87.1)	$(135.7)	$31.4
Foreign	669.4	548.6	443.9
	$582.3	$412.9	$475.3

Components of provision for income taxes:

Years Ended October 31, (In millions)	2024	2023	2022
Current:
Federal	$38.2	$37.3	$10.2
State	1.3	3.7	3.8
Foreign	31.6	33.0	21.7
	71.1	74.0	35.7
Deferred:
Federal	(19.6)	(36.7)	10.5
State	0.5	(7.5)	(2.2)
Foreign	138.0	88.9	45.6
	118.9	44.7	53.9
Provision for income taxes	$190.0	$118.7	$89.5

Reconciliation between the expected provision for income taxes at the U.S. federal statutory rate and the provision for income taxes:

Years Ended October 31, (In millions)	2024	2023	2022
Provision for income taxes at United States statutory tax rate	$122.3	$86.7	$99.8
(Decrease) increase in taxes resulting from:
Foreign earnings in jurisdictions with different tax rates	27.8	7.0	(22.3)
Foreign earnings subject to United States tax	45.5	34.3	21.1
Excess tax benefits from share-based compensation	(5.1)	(2.4)	(2.6)
Change in unrecognized tax benefits	0.6	—	(12.7)
State tax provision	1.2	(4.2)	5.0
Other, net	(2.3)	(2.7)	1.2
Provision for income taxes	$190.0	$118.7	$89.5

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Components of deferred tax assets and liabilities:

Years Ended October 31, (In millions)	2024	2023
Deferred tax assets:
Inventory	$43.0	$40.0
Employee compensation and benefits	34.2	31.9
Lease liabilities	43.0	37.5
Accrued liabilities	89.4	83.9
Net operating loss carryforwards	229.6	206.4
Foreign goodwill	1,129.5	1,249.5
Foreign intangible assets	817.9	857.6
Other deferred tax assets	59.5	48.2
Total gross deferred tax assets	2,446.1	2,555.0
Less: valuation allowance	(23.3)	(20.7)
Deferred tax assets	2,422.8	2,534.3
Deferred tax liabilities:
Property, plant and equipment	(51.7)	(41.3)
Right of use assets	(40.6)	(34.8)
U.S. goodwill	(44.5)	(34.7)
U.S. intangible assets	(130.4)	(121.3)
Other deferred tax liabilities	(41.3)	(54.0)
Total gross deferred tax liabilities	(308.5)	(286.1)
Net deferred tax assets	$2,114.3	$2,248.2

The Company has revised the presentation of the components of deferred tax assets and liabilities to disclose the amounts by type of asset or liability. The amounts for fiscal 2023 were revised to reflect the presentation for fiscal 2024. The revised table has no impact on the affected financial statement line items for the years affected or on any other tables.

Changes in valuation allowance:

Years Ended October 31, (In millions)	2024	2023	2022
Beginning balance	$20.7	$60.1	$51.8
Increases	2.8	2.6	13.3
Decreases	(0.2)	(42.0)	(5.0)
Ending balance	23.3	$20.7	$60.1

In assessing the realizability of deferred tax assets, the Company analyzes whether some or all deferred tax assets will not be realized. This analysis considers historical taxable income, the projected reversal of deferred tax liabilities, projected taxable income and tax planning strategies. Based upon this analysis, it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.

At October 31, 2024, the Company had federal net operating loss carryforwards of $74.0 million and state net operating loss carryforwards of $85.0 million. Federal net operating loss carryforwards of $24.2 million expire on various dates from fiscal 2026 through fiscal 2038 and $49.8 million do not expire. The state net operating loss carryforwards expire on various dates from fiscal 2025 through fiscal 2044.
The remaining transition tax to be remitted from the U.S. Tax Cuts and Jobs Act of 2017 is $66.4 million and $36.9 million as of October 31, 2024, and October 31, 2025, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A tax benefit is recognized if it is more likely than not that a tax position will be sustained on its technical merits, based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority.

Changes in unrecognized tax benefits:

(In millions)
Balance at October 31, 2022	$336.9
Decrease based on tax positions in prior fiscal years	(0.5)
Increase based on tax positions in current fiscal year	2.0
Lapses of statutes of limitations	(6.9)
Balance at October 31, 2023	$331.5
Decrease based on tax positions in prior fiscal years	(2.0)
Increase based on tax positions in prior fiscal years	2.2
Increase based on tax positions in current fiscal year	1.0
Lapses of statutes of limitations	(5.9)
Balance at October 31, 2024	$326.8

These tax benefits, if recognized, would reduce provision for income taxes for fiscal 2024, 2023 and 2022, by $323.7 million, $323.2 million, and $324.3 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in provision for income taxes. At October 31, 2024, 2023 and 2022, accrued interest and penalties related to unrecognized tax benefits were $10.7 million, $5.8 million, and $5.4 million, respectively.

Included in the balance of unrecognized tax benefits at October 31, 2024, is $15.7 million related to tax positions for which it is reasonably possible that the total amounts could change during the next twelve months.

Filed tax returns are subject to examination by tax authorities in major tax jurisdictions for fiscal 2018 and subsequent years, including the UK and the US.

Note 7. Earnings Per Share

Years Ended October 31,
(In millions, except for earnings per share)	2024	2023	2022
Net income	$392.3	$294.2	$385.8
Basic:
Weighted-average common shares	198.9	197.9	197.4
Basic earnings per share	$1.97	$1.49	$1.95
Diluted:
Weighted-average common shares	198.9	197.9	197.4
Effect of dilutive stock plans	1.5	1.4	1.4
Diluted weighted-average common shares	200.4	199.3	198.8
Diluted earnings per share	$1.96	$1.48	$1.94
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2024	2023	2022
Stock option shares excluded	827	1,244	908
Exercise prices	$82.46 - $101.54	$75.03 - $101.54	$75.03 - $101.54
Restricted stock units excluded	3	60	348

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Above tables have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies for further information
Note 8. Stockholders’ Equity

Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Derivatives	Minimum Pension Liability	Total
Balance at October 31, 2021	$(320.3)	$13.1	$(34.1)	$(341.3)
Gross change in value	(234.7)	107.4	36.6	(90.7)
Tax effect		(26.1)	(8.7)	34.8
Balance at October 31, 2022	$(555.0)	$94.4	$(6.2)	$(466.8)
Gross change in value	$17.0	$(9.4)	$4.0	$11.6
Tax effect		2.4	(1.0)	1.4
Balance at October 31, 2023	$(538.0)	$87.4	$(3.2)	$(453.8)
Gross change in value	$76.3	$(55.9)	$(2.2)	$18.2
Tax effect	—	13.4	0.5	13.9
Balance at October 31, 2024	$(461.7)	$44.9	$(4.9)	$(421.7)

Share Repurchases
In March 2017, the authorization under the 2012 Program was increased to $1.0 billion by the Company's Board of Directors. As of October 31, 2024, $256.4 million remains authorized for repurchase.
During the year ended October 31, 2024, and October 31, 2023, there were no share repurchases.
Dividends
In December 2023, the Company's Board of Directors decided to end the declaration of the semiannual dividend.
The Company paid dividends of approximately $3.0 million in each of fiscal 2023 and 2022.
Note 9. Stock Plans
All share, restricted stock unit (RSU), option, per share, per RSU and per option information presented below have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies.

2007 Long-Term Incentive Plan (2007 Plan)

In March 2007, we received stockholder approval of the 2007 Plan. The 2007 Plan was subsequently amended and restated, and granted stockholder approval in March 2009, March 2011, and March 2016.

The 2007 Plan authorizes either our Board of Directors, or a designated committee thereof composed of two or more non-employee directors, to grant to eligible individuals during the period ending December 31, 2026, up to 27,720,000 shares in the form of specified equity awards including stock options, restricted stock units and performance share awards. RSUs have no dividend or voting rights prior to vesting. Awards under the 2007 Plan remain outstanding but new awards are no longer being granted.
2023 Long-Term Incentive Plan (2023 Plan)
In March 2023, we received stockholder approval of the 2023 Plan. The 2023 Plan authorizes either our Board of Directors, or a designated committee thereof composed of two or more non-employee directors, to grant to eligible individuals up to 5,460,000 shares in the form of specified equity awards including stock options, restricted stock units (RSUs) and performance share units (PSUs), subject to adjustment for future stock splits, stock dividends, expirations, forfeitures, and similar events. In addition, the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2023 Plan includes any shares which were available for issuance under the 2007 Plan at the time of stockholder approval of this plan and shares which become available as a result of the forfeiture or expiration of awards made under the 2007 Plan.

As of October 31, 2024, 4,852,018 shares remained available under the 2023 Plan for future grants. The amount of available shares includes shares which may be distributed under performance shares.

Share-Based Compensation
The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

October 31,
(In millions)	2024	2023	2022
Selling, general and administrative expense	$67.6	$54.8	$46.7
Cost of sales	4.7	4.2	4.5
Research and development expense	2.8	3.1	3.0
Total compensation expense	$75.1	$62.1	$54.2
Related income tax benefit	$12.1	$5.0	$5.0
Stock Options

The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table.

Years Ended October 31,	2024	2023	2022
Expected life	4.9 years	4.5 years	4.1 years
Expected volatility	29.1%	29.5%	25.8%
Risk-free interest rate	4.2%	3.8%	1.1%
Dividend yield	—%	0.02%	0.02%

The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2023	4,310,224	$69.32
Granted	14,220	$85.07
Exercised	(1,028,632)	$50.53
Forfeited or expired	(3,344)	$82.46
Outstanding at October 31, 2024	3,292,468	$75.25	5.26	$96,903,913
Vested and expected to vest at October 31, 2024	3,265,227	$75.14	5.24	$96,439,520
Vested and exercisable at October 31, 2024	2,507,860	$71.38	4.74	$83,521,576

The weighted-average fair value of options granted during fiscal 2024, 2023 and 2022, estimated as of the grant date using the Black-Scholes option pricing model, was $26.54, $25.79 and $22.60. The total intrinsic value of options exercised during the fiscal years ended October 31, 2024, 2023 and 2022 was $51.3 million, $13.4 million and $6.6 million, respectively.

Stock options outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 Plan and 2023 Plan generally vest over a range of three to five years based on service conditions and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period. As of October 31, 2024, there was $8.2 million of total unrecognized

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

Restricted Stock Units

RSUs granted under the 2007 Plan and the 2023 Plan generally vest over three to five years. The grant-date fair value of RSUs is estimated based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2024, there was $68.7 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The total fair value of RSU grants that vested during the fiscal years ended October 31, 2024, 2023 and 2022 was $40.9 million, $37.3 million and $46.1 million, respectively.

The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2023	1,160,116	$86.26
Granted	678,431	$85.97
Vested and issued	(436,768)	$83.80
Forfeited or expired	(103,056)	$86.38
Non-vested RSUs at October 31, 2024	1,298,723	$86.92

Performance Units

Performance units may be granted to selected key employees with vesting contingent upon meeting certain performance goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. We granted performance unit awards on December 13, 2022, December 7, 2021, and December 8, 2020, under the 2007 Plan, with three-year performance periods ending in fiscal 2026, fiscal 2025, and fiscal 2024 respectively. The performance shares actually earned will range from zero to 200% of the target number of performance shares. Subject to limited exceptions set forth in the performance share agreement, any shares earned will be distributed in the subsequent fiscal year after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock. The amount of compensation expense related to these performance unit awards is reviewed each fiscal quarter and adjustments are recorded after assessing the probability of achieving the performance goals.

We recognize compensation expense ratably over the vesting period. As of October 31, 2024, there was $16.9 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.
Employee Stock Purchase Plan

On March 18, 2019, the Company received stockholder approval for the Employee Stock Purchase Plan (ESPP). The first offering period began on November 4, 2019, and offerings are generally made on a quarterly basis. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. The ESPP initially authorized the issuance of 4,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. During fiscal 2024 and 2023, we issued 107,031 and 104,464 shares to our employees under the ESPP, respectively. At October 31, 2024, the number of shares remaining available for future issuance under the ESPP was 3,580,869 shares. Total ESPP share-based compensation recognized during fiscal 2024 and 2023 was $1.6 million and $1.3 million, respectively.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following table sets forth the Plan's benefit obligations and fair value of the Plan assets at October 31, 2024, 2023 and 2022 and the funded status of the Plan and net periodic pension costs for each of the years in the three-year periods ended October 31, 2024. The net amounts recognized in the Consolidated Balance Sheets consist of non-current liabilities. The accumulated benefit obligation was $161.7 million, $131.5 million and $134.9 million for the years ended October 31, 2024, 2023 and 2022.

Retirement Income Plan

Years Ended October 31, (In millions)	2024	2023	2022
Change in benefit obligation
Benefit obligation, beginning of year	$144.5	$148.0	$230.9
Service cost	8.7	10.0	18.3
Interest cost	8.4	7.9	5.1
Benefits paid	(9.1)	(10.5)	(13.1)
Actuarial (gain)/loss	26.4	(10.9)	(93.2)
Benefit obligation, end of year	$178.9	$144.5	$148.0
Change in plan assets
Fair value of plan assets, beginning of year	$137.6	$142.9	$199.5
Actual return on plan assets	34.8	4.1	(43.5)
Employer contributions	0.4	1.1	—
Benefits paid	(9.1)	(10.5)	(13.1)
Fair value of plan assets, end of year	$163.7	$137.6	$142.9
Funded status at end of year	$(15.2)	$(6.9)	$(5.1)

Years Ended October 31, (In millions)	2024	2023	2022
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$6.3	$4.1	$8.0
Accumulated other comprehensive income	$6.3	$4.1	$8.0

Years Ended October 31, (In millions)	2024	2023	2022
Reconciliation of (prepaid) accrued pension cost:
(Prepaid)/Accrued pension cost at prior fiscal year end	$2.8	$(2.9)	$(13.0)
Net periodic benefit cost	6.5	6.8	10.1
Contributions made during the year	(0.4)	(1.1)	—
(Prepaid)/Accrued pension cost at fiscal year end	$8.9	$2.8	$(2.9)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2024	2023	2022
Components of net periodic benefit cost and other amounts recognized in the Consolidated Statements of Income:
Net periodic benefit cost:
Service cost	$8.7	$10.0	$18.3
Interest cost	8.4	7.9	5.1
Expected return on plan assets	(10.6)	(11.1)	(15.5)
Recognized actuarial loss	—	—	2.2
Net periodic pension cost	$6.5	$6.8	$10.1

Years Ended October 31, (In millions)	2024	2023	2022
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$2.2	$(4.0)	$(34.1)
Amortizations of net gain	—	—	(2.5)
Total recognized in other comprehensive (income) loss	$2.2	$(4.0)	$(36.6)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$8.7	$2.8	$(26.2)

Years Ended October 31,	2024	2023	2022
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost:
Projected Benefit Obligation	6.22%	5.74%	2.76%
Service Cost	6.25%	5.77%	2.79%
Interest Cost	6.05%	5.51%	2.28%
Discount rate for determining benefit obligations at year end	5.32%	6.22%	5.74%
Rate of compensation increase for determining expense	3.60%	3.60%	3.60%
Rate of compensation increase for determining benefit obligations at year end	4.40%	3.60%	3.60%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2024	10/31/2023	10/31/2022

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

Reasons for Significant Liability Gains and Losses

The projected benefit obligation experienced a net loss of approximately $26.4 million during the year. This net loss is the result of assumption changes resulting in a loss of approximately $25.0 million and a loss of approximately $1.4 million due to demographic experience. The key assumption changes were a decrease in the discount rate (loss of $14.5 million), change in assumptions for lump sum determination (loss of $8.8 million), an increase in expected future salaries (loss of $1.9 million), and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

changes to decrements and payment timing following an experience review (gain of $0.2 million). Changes in demographic experience were due to the net effect of retirement rates, termination rates, salary increases and other experience that was different from assumed.

Plan Assets

Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2024	2023	2022
Asset category
Cash and cash equivalents	3.7%	2.9%	2.0%
Corporate common stock	25.2%	26.0%	33.6%
Equity mutual funds	39.9%	39.1%	33.9%
Balanced funds	2.2%	2.4%	1.8%
Alternative investments	0.8%	0.7%	0.9%
Bond mutual funds	28.2%	28.9%	27.8%
Total	100.0%	100.0%	100.0%

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

As of the measurement date of October 31, 2024, the fair value measurement of plan assets is as follows:

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash and cash equivalents	$6.1	$0.4	$—	$5.7
Corporate common stock	41.3	41.3	—	—
Equity mutual funds	65.3	65.3	—	—
Balanced Funds	3.7	3.7	—	—
Alternative investments	1.2	1.2	—	—
Fixed income	46.1	19.4	26.7	—
Total	$163.7	$131.3	$26.7	$5.7

The Plan has an established process for determining the fair value of plan assets. For investments in equity and bond mutual funds, and real estate funds, fair value is based on observable, Level 1 inputs.

Plan Cash Flows

Contributions

The Company made $0.4 million and $1.1 million contributions to the Plan in fiscal 2024 and fiscal 2023, respectively. The Company made no contributions to the Plan for fiscal 2022. The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company is expected to make contributions totaling $0.0 million to the Plan during fiscal 2025.

Estimated Future Benefit Payments

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years (In millions)
2025	$13.9
2026	$13.3
2027	$14.5
2028	$15.0
2029	$15.4
2030-2034	$74.6

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

Cooper's 401(k) Savings Plan

Cooper's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the Plan. Cooper's contributions on account of participating employees, were $10.1 million, $10.1 million and $9.0 million for the years ended October 31, 2024, 2023 and 2022, respectively.
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
No customers accounted for 10% or more of our consolidated net revenue in fiscal 2024, 2023 and 2022.
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which the Company includes as corporate assets.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of our business segment net sales:

(In millions)	2024	2023	2022
CooperVision net sales by category:
Toric and multifocal	$1,257.2	$1,134.4	$1,001.8
Sphere, other	1,352.2	1,289.3	1,241.5
Total CooperVision net sales	2,609.4	2,423.7	2,243.3
CooperSurgical net sales by category:
Office and surgical	774.7	689.5	633.6
Fertility	511.3	480.0	431.5
Total CooperSurgical net sales	1,286.0	1,169.5	1,065.1
Total net sales	$3,895.4	$3,593.2	$3,308.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2024, follows:

(In millions)	CooperVision	CooperSurgical	Corporate	Consolidated
2024
Net sales	$2,609.4	$1,286.0	$—	$3,895.4
Operating income (loss)	$676.2	$118.3	$(88.8)	$705.7
Interest expense				114.3
Other expense, net				9.1
Income before income taxes				$582.3
Identifiable assets	$7,285.1	$4,832.0	$198.1	$12,315.2
Depreciation expense	$151.8	$22.1	$—	$173.9
Amortization expense	$28.2	$173.0	$—	$201.2
Capital expenditures	$388.6	$32.6	$—	$421.2
2023
Net sales	$2,423.7	$1,169.5	$—	$3,593.2
Operating income (loss)	$587.7	$16.1	$(70.7)	$533.1
Interest expense				105.3
Other expense, net				14.9
Income before income taxes				$412.9
Identifiable assets	$7,044.0	$4,351.8	$263.1	$11,658.9
Depreciation expense	$156.9	$24.6	$—	$181.5
Amortization expense	$32.9	$153.3	$—	$186.2
Capital expenditures	$364.4	$28.1	$—	$392.5
2022
Net sales	$2,243.3	$1,065.1	$—	$3,308.4
Operating income (loss)	$494.3	$67.1	$(53.8)	$507.6
Interest expense				57.3
Other (income), net				(25.0)
Income before income taxes				$475.3
Identifiable assets	$6,778.9	$4,407.8	$305.6	$11,492.3
Depreciation expense	$144.5	$22.1	$—	$166.6
Amortization expense	$32.3	$147.2	$—	$179.5
Capital expenditures	$223.0	$19.0	$—	$242.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2024, follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2024
Net sales to unaffiliated customers	$1,965.9	$1,155.9	$773.6	$3,895.4
Sales between geographic areas	602.9	1,065.2	(1,668.1)	—
Net sales	$2,568.8	$2,221.1	$(894.5)	$3,895.4
Operating income	$74.2	$601.8	$29.7	$705.7
Long-lived assets	$1,188.8	$401.7	$272.9	$1,863.4
2023
Net sales to unaffiliated customers	$1,812.2	$1,041.2	$739.8	$3,593.2
Sales between geographic areas	563.1	1,016.7	(1,579.8)	—
Net sales	$2,375.3	$2,057.9	$(840.0)	$3,593.2
Operating income	$—	$516.2	$16.9	$533.1
Long-lived assets	$1,027.6	$325.9	$279.1	$1,632.6
2022
Net sales to unaffiliated customers	$1,638.5	$987.2	$682.7	$3,308.4
Sales between geographic areas	514.4	897.3	(1,411.7)	—
Net sales	$2,152.9	$1,884.5	$(729.0)	$3,308.4
Operating (loss) income	$71.8	$403.8	$32.0	$507.6
Long-lived assets	$856.1	$310.8	$266.0	$1,432.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13. Financial Derivatives and Hedging

As part of the Company’s overall risk management practices the Company enters into financial derivatives, interest rate swaps designated as cash flow hedges, to hedge the Company's exposure to changes in cash flows associated with its variable rate debt.
Credit risk related to derivative transactions reflects the risk that a party to the transaction could fail to meet its obligation under the derivative contracts. Therefore, the Company’s exposure to the counterparty’s credit risk is generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations to the counterparty. The Company’s policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings to help mitigate counterparty credit risk. From time to time, the Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These foreign currency forward contracts are not designated as hedging instruments, and therefore the net change in their fair value is reported as a gain or loss in the Consolidated Statements of Income and Comprehensive Income. As of October 31, 2024, the notional amount of outstanding foreign currency forward contracts was $47.7 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the years ended October 31, 2024, 2023 and 2022.
As of October 31, 2024, the Company has nine interest rate swap contracts that have a total notional amount of $1.8 billion and remaining maturities of less than three years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income:

Periods Ended October 31,
(In millions)		2024	2023	2022
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(55.0)	$(43.1)	$2.3

The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

(In millions)	Amount
Balance gain as of October 31, 2022	$124.5
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($25.7, net of tax)	33.7
Amount reclassified from other comprehensive income into earnings, gross ($(32.7), net of tax)	(43.1)
Balance gain as of October 31, 2023	$115.1
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($(0.6), net of tax)	(0.9)
Amount reclassified from other comprehensive income into earnings, gross ($(41.9), net of tax)	(55.0)
Balance gain as of October 31, 2024	$59.2
Refer to Note 8. Stockholders’ Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss".
The Company expects that $(31.5) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

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

In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, with participation of the Company's management, and under the oversight of the Board of Directors, including the Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer based upon their evaluation as of October 31, 2024, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below. In light of this material weakness, management performed additional analyses and other procedures. As a result of these additional procedures, the Company believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with U.S. generally accepted accounting principles..

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, and under the oversight of the Board of Directors, concluded that the Company's internal control over financial reporting was not effective as of October 31, 2024 due to a material weakness in information technology (IT) general controls for the U.S. operations within the CooperSurgical segment, related to the implementation and maintenance of certain enterprise resource planning systems (ERP) during fiscal year 2024. The material weakness resulted from not having a sufficient complement of its personnel, inadequate training of personnel and ineffective risk assessment processes to identify and timely respond to the risks related to change management, user control monitoring and segregation of duties in the affected IT environment. Manual controls that rely on system-generated data or reports from the affected IT environment or process level automated controls in the affected IT environment were ineffective because they could have been adversely impacted.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although these control deficiencies did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
The Company's independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of October 31, 2024, as stated in their report in Part II, Item 9A of this Annual Report on Form 10-K.

Management’s Plan for Remediation

In response to the material weakness, management, with oversight of the Audit Committee of the Board of Directors, has begun to implement steps to remediate the material weakness. Our internal control remediation efforts include the following:
•Enhancing risk assessment and procedures over our IT general controls for the affected environments;
•Developing the skill sets of employees and additional training programs addressing IT general controls and policies with a focus on those related to change management, user access and segregation of duties over IT systems impacting financial reporting;
•Enhancing controls supporting change management to ensure systems’ integrity as well as user access monitoring controls to enforce appropriate system access and segregation of duties.

We are committed to ensuring that our internal control over financial reporting are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While these remediation efforts are ongoing, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2024, the implementation of a new ERP system at our primary U.S. operations of the Cooper Surgical segment impacted our internal control over financial reporting. Except for the system implementation and the identification of the material weakness described above, there have been no changes in our internal control over financial reporting during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
The Cooper Companies, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited The Cooper Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated December 6, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness resulting from control deficiencies in information technology general controls related to the implementation and maintenance of certain enterprise resource planning systems for the U.S. operations within the CooperSurgical segment has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Disclaimer on Additional Information in Management’s Report
We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, referring to management’s plan for remediation taken after October 31, 2024, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
December 6, 2024

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 9B. Other Information.

During the three months ended October 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the 2025 Proxy Statement).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    Financial Statements

The following financial statements are filed as a part of this report:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2024, 2023 and 2022
Statements of Comprehensive Income for the years ended October 31, 2024, 2023 and 2022
Balance Sheets as of October 31, 2024, and 2023
Statements of Stockholders' Equity for the years ended October 31, 2024, 2023 and 2022
Statements of Cash Flows for the years ended October 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements.

(b)     Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

All other schedules which are included in the applicable accounting regulations of the Securities and Exchange Commission are not required here because they are not applicable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date
3.1	Second Restated Certificate of Incorporation	8-K	3.1	1/13/2006
3.2	Amendment to Second Restated Certificate of Incorporation	10-Q	3.1	03/01/2024
3.3	Amended and Restated By-Laws, The Cooper Companies, Inc, dated October 22, 2024	8-K	3.1	10/25/2024
4.1	Description of Securities of The Cooper Companies, Inc. Registered under Section 12 of the Exchange Act	8-A		9/25/2023
10.1#	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007	10-Q	10.1	7/31/2007
10.2#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Albert G. White III, effective as of March 19, 2024	10-Q	10.2	4/30/2024
10.3#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Daniel G. McBride, effective as of March 19, 2024	10-Q	10.3	4/30/2024
10.4#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Brian G. Andrews, effective as of November 1, 2018	10-Q	10.2	4/30/2019
10.5#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Holly R. Sheffield, effective as of November 1, 2018	10-Q	10.4	4/30/2019
10.6#	The Third Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	14A	A	1/29/2016
10.7#	Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	10-K	10.32	10/31/2007
10.8#	Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	10-K	10.34	10/31/2007
10.9#	Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	8-K	10.1	2/13/2009
10.10#	The Cooper Companies, Inc.’s 2019 Employee Stock Purchase Plan	14A	A	2/1/2019
10.11#	The 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.	14A	A	2/4/2020
10.12#	Form of Restricted Stock Unit Agreement pursuant to the 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.	10-K	10.12	10/31/2024
10.13(a)	License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc.	10-K	10.41	10/31/2008
10.14(a)	Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc.	8-K	99.1	12/21/2012
10.15	Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc.	8-K	10.1	1/12/2005
10.16	First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc.	8-K	10.2	1/12/2005
10.17	Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company	8-K	10.3	1/12/2005
10.18	Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent	8-K	10.1	4/2/2020
10.19	Amendment No. 1 and Joinder, dated as of October 30, 2020, to Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent	10-K	10.20	10/31/2020

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date
10.20	Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc., the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent.	8-K	10.1	12/17/2021
10.21	Amendment No.2 and Joinder, dated as of December 17, 2021, to Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Limited, CooperVision Holding Kft., CooperSurgical Holdings Limited, the lenders party thereto, and KeyBank, National Association, as administrative agent	10-Q	10.3	1/31/2022
10.22	Amendment No.1, dated as of February 1, 2023, to the Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc. and PNC Bank, National Association, as the administrative agent.	10-Q	10.1	1/31/2023
10.23	Amendment No. 3, dated as of February 1, 2023, to the Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, by and among the Company, CooperVision International Limited, and CooperSurgical Holdings Limited, the borrowers party thereto, and KeyBank National Association, as administrative agent.	10-Q	10.2	1/31/2023
10.24#	The Cooper Companies, Inc. 2023 Long-Term Incentive Plan	14A	A	1/30/2023
10.25#	Form of Stock Option Agreement for the 2023 Long-Term Incentive Plan	10-Q	10.2	4/30/2023
10.26#	Form of Restricted Stock Unit Agreement for the 2023 Long-Term Incentive Plan	10-Q	10.3	4/30/2023
10.27#	Form of Performance Stock Unit Agreement for the 2023 Long-Term Incentive Plan	10-Q	10.4	4/30/2023
10.28#	The Cooper Companies, Inc. 2017 Executive Incentive Plan	14A	A	1/27/2017
10.29#	The Cooper Companies, Inc. Compensation Recovery Policy	10-K	10.32	10/31/2023
10.30#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Gerard Warner, effective as of March 19, 2024	10-Q	10.1	4/30/2024
10.31	Revolving Credit Agreement, dated as of May 1, 2024, among the Company, CooperVision International Limited, the lenders from time to time party thereto and PNC Bank National Association, as administrative agent	8-K	10.1	5/1/2024
10.32	Amendment No. 2, dated as of May 1, 2024, to the Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc., the lenders party thereto, and PNC Bank, National Association, as the administrative agent.	8-K	10.2	5/1/2024
10.33#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Gerard Warner, effective as of March 19, 2024	8-K	10.1	4//30/2024
19	Stock Trading Policy	10-K	19	10/31/2023
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language):(i) Consolidated Statements of Income for the years ended October 31, 2024, 2023 and 2022 (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2024, 2023 and 2022 (iii) Consolidated Balance Sheets at October 31, 2024 and 2023, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2024, 2023 and 2022 (v) Consolidated Statements of Cash Flows for the years ended October 31, 2024, 2023 and 2022, (vi) related notes to consolidated financial statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(a)    The agreement received confidential treatment from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 16. Form 10-K Summary.

None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2024.

THE COOPER COMPANIES, INC.

By: /s/ Albert G. White, III
Albert G. White, III
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert G. White, III, Brian G. Andrews, and Nicholas S. Khadder, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date
/s/ ALBERT G. WHITE, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 6, 2024
(Albert G. White, III)
/s/ ROBERT S. WEISS	Chairman of the Board	December 6, 2024
(Robert S. Weiss)
/s/ WILLIAM A. KOZY	Vice Chairman of the Board and Lead Director	December 6, 2024
(William A. Kozy)
/s/ BRIAN G. ANDREWS	Executive Vice President, Chief Financial Officer and Treasurer	December 6, 2024
(Brian G. Andrews)	(Principal Financial Officer)
/s/ AGOSTINO RICUPATI	Senior Vice President and Chief Accounting Officer	December 6, 2024
(Agostino Ricupati)	(Principal Accounting Officer)
/s/ COLLEEN E. JAY	Director	December 6, 2024
(Colleen E. Jay)
/s/ CYNTHIA L. LUCCHESE	Director	December 6, 2024
(Cynthia L. Lucchese)
/s/ LAWRENCE KURZIUS	Director	December 6, 2024
(Lawrence Kurzius)
/s/ MARIA RIVAS M.D.	Director	December 6, 2024
(Maria Rivas M.D.)
/s/ TERESA S. MADDEN	Director	December 6, 2024
(Teresa S. Madden)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CORPORATE INFORMATION

BOARD OF DIRECTORS

Weiss, Robert S.
Chairman of the Board

Jay, Colleen E.
Director

Kozy, William A.
Director

Kurzius, Lawrence
Director

Lucchese, Cynthia L.
Director

Madden, Teresa S.
Director

Rivas, Maria, M.D.
Global Chief Medical Officer for Specialty and Primary Care and Head, Evidence Generation, Pfizer, Inc.

White, Albert G., III
President & Chief Executive Officer

COMMITTEES OF THE BOARD

Audit Committee
Madden, Teresa S. (Chairman)
Kurzius, Lawrence
Lucchese, Cynthia L.
Rivas, Maria, M.D.

Corporate Governance and Nominating Committee
Lucchese, Cynthia L. (Chairman)
Jay, Collen E.
Kozy, William A.
Rivas, Maria, M.D.

Organization and Compensation Committee
Jay, Colleen E. (Chairman)
Kozy, William A.
Kurzius, Lawrence
Madden, Teresa S.

EXECUTIVE OFFICERS

White, Albert G., III
President and Chief Executive Officer

McBride, Daniel G.
Executive Vice President and Chief Operating Officer

Andrews, Brian G.
Executive Vice President, Chief Financial Officer and Treasurer

Ricupati, Agostino
Senior Vice President and Chief Accounting Officer

Khadder, Nicholas S.
Vice President, General Counsel and Corporate Secretary

Sheffield, Holly R.
President of CooperSurgical, Inc.

Warner, Gerard H., III
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

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President, Investor Relations and Risk Management
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
Voice: 925-460-3663
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in April 2025.

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