Form 10-Q
period 2025-01-31
COOPER COMPANIES, INC.
filed 2025-03-07
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On March 3, 2025, 199,981,183 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Periods Ended January 31,
(In millions, except for earnings per share)
(Unaudited)

	Three Months
	2025	2024
Net sales	$964.7	$931.6
Cost of sales	304.5	307.8
Gross profit	660.2	623.8
Selling, general and administrative expense	387.9	380.9
Research and development expense	40.7	39.5
Amortization of intangibles	49.6	50.3
Operating income	182.0	153.1
Interest expense	26.0	29.9
Other expense, net	2.7	3.2
Income before income taxes	153.3	120.0
Provision for income taxes (Note 6)	49.0	38.8
Net income	$104.3	$81.2
Earnings per share (Note 7):
Basic	$0.52	$0.41
Diluted	$0.52	$0.41
Number of shares used to compute earnings per share:
Basic	199.7	198.4
Diluted	201.2	199.9
Other comprehensive income, net of tax:
Cash flow hedges	$(2.0)	$(28.0)
Foreign currency translation adjustment	(66.7)	59.8
Comprehensive income	$35.6	$113.0
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	January 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$100.9	$107.6
Trade accounts receivable, net of allowance for credit losses of $48.1 at January 31, 2025, and $43.5 at October 31, 2024	716.4	717.0
Inventories (Note 3)	842.9	802.7
Prepaid expense and other current assets	326.8	324.2
Total current assets	1,987.0	1,951.5
Property, plant and equipment, net	1,864.7	1,863.4
Goodwill	3,792.1	3,838.4
Other intangibles, net (Note 4)	1,739.4	1,791.0
Deferred tax assets	2,175.3	2,210.3
Other assets	663.7	660.6
Total assets	$12,222.2	$12,315.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$48.7	$33.3
Accounts payable	201.5	260.5
Employee compensation and benefits	190.4	174.8
Deferred revenue (Note 3)	126.3	129.9
Other current liabilities	432.7	424.3
Total current liabilities	999.6	1,022.8
Long-term debt (Note 5)	2,491.2	2,550.4
Deferred tax liabilities	95.2	96.0
Long-term tax payable	54.3	57.5
Deferred revenue (Note 3)	193.4	193.3
Other liabilities	261.0	311.6
Total liabilities	4,094.7	4,231.6
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 217.5 issued and 199.9 outstanding at January 31, 2025, and 217.2 issued and 199.6 outstanding at October 31, 2024	21.7	21.7
Additional paid-in capital	1,928.3	1,921.0
Accumulated other comprehensive loss	(490.4)	(421.7)
Retained earnings	7,372.7	7,268.4
Treasury stock at cost: 17.6 shares at January 31, 2025, and 17.6 shares at October 31, 2024	(705.0)	(706.0)
Total Cooper stockholders’ equity	8,127.3	8,083.4
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	8,127.5	8,083.6
Total liabilities and stockholders’ equity	$12,222.2	$12,315.2
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2023	198.1	$19.8	17.7	$1.8	$1,817.2	$(453.8)	$6,876.1	$(710.3)	$0.2	$7,551.0
Net income	—	—	—	—	—	—	81.2	—	—	81.2
Other comprehensive income, net of tax	—	—	—	—	—	31.8	—	—	—	31.8
Issuance of common stock for stock plans, net and employee stock purchase plan	0.6	—	—	—	6.6	—	—	1.1	—	7.7
Share-based compensation expense	—	—	—	—	23.6	—	—	—	—	23.6
Balance at January 31, 2024	198.7	$19.8	17.7	$1.8	$1,847.4	$(422.0)	$6,957.3	$(709.2)	$0.2	$7,695.3

Balance at October 31, 2024	199.6	$19.9	17.6	$1.8	$1,921.0	$(421.7)	$7,268.4	$(706.0)	$0.2	$8,083.6
Net income	—	—	—	—	—	—	104.3	—	—	104.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	(68.7)	—	—	—	(68.7)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	—	—	—	(11.0)	—	—	1.0	—	(10.0)
Share-based compensation expense	—	—	—	—	18.3	—	—	—	—	18.3
Balance at January 31, 2025	199.9	$19.9	17.6	$1.8	$1,928.3	$(490.4)	$7,372.7	$(705.0)	$0.2	$8,127.5
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In millions, unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$104.3	$81.2
Depreciation and amortization	91.0	96.8
Net changes in operating capital	(75.6)	(109.6)
Deferred income taxes	34.6	28.9
Other non-cash items	36.3	25.4
Net cash provided by operating activities	190.6	122.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(89.4)	(118.1)
Acquisitions of businesses and assets, net of cash acquired, and other	(7.4)	(206.0)
Net cash used in investing activities	(96.8)	(324.1)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	670.3	795.1
Repayments of long-term debt	(729.5)	(593.1)
Acquisition installment payment	(47.1)	—
Net proceeds from short-term debt	16.0	0.2
Net (payments) proceeds related to share-based compensation awards	(8.5)	8.2
Issuance of common stock for employee stock purchase plan	2.2	1.9
Net cash (used in) provided by financing activities	(96.6)	212.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	3.5
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6.7)	14.4
Cash, cash equivalents, and restricted cash at beginning of period	107.7	120.9
Cash, cash equivalents, and restricted cash at end of period	$101.0	$135.3
Reconciliation of cash flow information:
Cash and cash equivalents	$100.9	$135.2
Restricted cash included in other current assets	0.1	0.1
Total cash, cash equivalents, and restricted cash	$101.0	$135.3
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
The accompanying Consolidated Condensed Financial Statements and related notes are unaudited and should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024. The Consolidated Condensed Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the interim periods presented.
Accounting Policies
There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
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
Accounting Pronouncements Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities to disclose specific categories in the effective tax rate reconciliation and additional information for reconciling items that exceed a quantitative threshold. The guidance also requires all disaggregated information pertaining to taxes paid, net of refunds received, for federal, state and foreign income taxes. The new guidance is effective for fiscal years beginning after December 15, 2024, with the option to apply prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures and expect to adopt this ASU for the fiscal year ending October 31, 2026.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means it will be effective from our fiscal year ended October 31, 2025, and interim periods within fiscal years beginning from November 1, 2025, and will be applied retrospectively. We expect the adoption of this standard to expand our disclosures related to our operating segments beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2025.
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
Note 3. Balance Sheet Components
Inventories

(In millions)	January 31, 2025	October 31, 2024
Raw materials	$195.3	$188.2
Work-in-process	20.1	18.5
Finished goods	627.5	596.0
Total inventories	$842.9	$802.7
Deferred revenue
The Company recognized revenue of approximately $32.5 million and $31.0 million for the three months ended January 31, 2025 and 2024 respectively, that was included in the deferred revenue balance at October 31, 2024 and October 31, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4. Intangible Assets
Intangible assets consisted of the following:

	January 31, 2025		October 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,125.9	$415.8	$1,130.5	$402.5	19
Composite intangible assets (1)	1,101.7	515.3	1,101.6	496.8	15
Technology	706.8	395.6	706.4	384.3	11
Trademarks	203.4	93.6	204.2	90.6	15
License and distribution rights and other	47.9	27.9	47.9	27.2	11
	3,185.7	$1,448.2	3,190.6	$1,401.4
Less: accumulated amortization and translation	1,448.2		1,401.4
Intangible assets with definite lives, net	1,737.5		1,789.2
Intangible assets with indefinite lives, net (2)	1.9		1.8
Total other intangibles, net	$1,739.4		$1,791.0
(1) Composite intangible assets primarily consist of technology, trade name, New Drug Application approval and physician relationships. The components are not reflected separately or within the corresponding categories because they are inextricably linked.
(2) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of January 31, 2025, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2025	$147.9
2026	189.8
2027	175.5
2028	171.0
2029	167.0
Thereafter	886.3
Total remaining amortization for intangible assets with definite lives	$1,737.5
There was no material impairment of goodwill or intangible assets recorded in the three months ended January 31, 2025.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5. Financing Arrangements
The Company had outstanding debt as follows:

(In millions)	January 31, 2025	October 31, 2024
Short-term debt, excluding financing leases	$47.7	$32.2
Financing lease liabilities	1.0	1.1
Short-term debt	$48.7	$33.3

Revolving credit	$990.2	$1,049.2
Term loans	1,500.0	1,500.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(1.3)	(1.4)
Long-term debt, excluding financing leases	2,489.1	2,548.0
Financing lease liabilities	2.1	2.4
Long-term debt	$2,491.2	$2,550.4
Total debt	$2,539.9	$2,583.7
Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of January 31, 2025, the Company was in compliance with all debt covenants.
Revolving Credit Agreement on May 1, 2024
On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement), among the Company, CooperVision International Limited, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2024 Credit Agreement provides for a multicurrency revolving credit facility (the 2024 Revolving Credit Facility) in an aggregate principal amount of $2,300.0 million which, unless terminated earlier, matures on May 1, 2029. On May 1, 2024, the Company used $1,170.0 million under the 2024 Revolving Credit Facility to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility, and terminated the 2020 Credit Agreement (all as defined below).The Company has an uncommitted option to increase the revolving credit facility or establish a new term loan in an aggregate amount up to the greater of $1,150.0 million or 100% of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the 2024 Credit Agreement.
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
On January 31, 2025, the Company had $990.2 million outstanding under the 2024 Revolving Credit Facility and the weighted-average interest rate on the 2024 Revolving Credit Facility was 5.44%.
Term Loan Agreement on December 17, 2021
On December 17, 2021, the Company entered into a Term Loan Agreement (the 2021 Credit Agreement) by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2021 Credit Agreement provides for a term loan facility (the 2021 Term Loan Facility) in an aggregate principal amount of $1,500.0 million, which, unless terminated earlier, matures on December 17, 2026.

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
On January 31, 2025, the Company had $1,500.0 million outstanding under the 2021 Term Loan Facility and the interest rate was 5.31%.
Revolving Credit and Term Loan Agreement on April 1, 2020
On April 1, 2020, the Company entered into a Revolving Credit and Term Loan Agreement (the 2020 Credit Agreement), among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent. The 2020 Credit Agreement provided for (a) a multicurrency revolving credit facility (the 2020 Revolving Credit Facility) in an aggregate principal amount of $1,290.0 million and (b) a term loan facility (the 2020 Term Loan Facility) in an aggregate principal amount of $850.0 million, each of which, unless terminated earlier, mature on April 1, 2025. The Company had an uncommitted option to increase the revolving credit facility or establish a new term loan in an aggregate amount up to $1,605.0 million.
On May 1, 2024, in connection with the Company's entry into the 2024 Credit Agreement, the Company terminated the 2020 Credit Agreement. In connection with the termination, all borrowings outstanding under the 2020 Credit Agreement were repaid.
Note 6. Income Taxes
The effective tax rates for the three months ended January 31, 2025, and January 31, 2024, were 32.0% and 32.4%, respectively. The decrease was primarily due to changes in unrecognized tax benefits and changes in the geographic composition of pre-tax earnings, partially offset by a decrease in excess tax benefits from share-based compensation.
Note 7. Earnings Per Share

Period Ended January 31,	Three Months
(In millions, except per share amounts)	2025	2024
Net income	$104.3	$81.2
Basic:
Weighted-average common shares	199.7	198.4
Basic earnings per share	$0.52	$0.41
Diluted:
Weighted-average common shares	199.7	198.4
Effect of dilutive stock plans	1.5	1.5
Diluted weighted-average common shares	201.2	199.9
Diluted earnings per share	$0.52	$0.41
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Period Ended January 31,	Three Months
(In thousands, except exercise prices)	2025	2024
Stock option shares excluded	784	1,245
Exercise prices	$82.46 - $101.54	$82.46 - $101.54
Restricted stock units excluded	2	1
Note 8. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2024. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Period Ended January 31,	Three Months
(In millions)	2025	2024
Selling, general and administrative expense	$16.7	$21.8
Cost of sales	1.3	1.2
Research and development expense	0.8	0.9
Total share-based compensation expense	$18.8	$23.9
Related income tax benefit	$2.9	$3.3

Note 9. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2023	$(538.0)	$(3.2)	$87.4	$(453.8)
Gross change in value	59.8	—	(36.8)	23.0
Tax effect	—	—	8.8	8.8
Balance at January 31, 2024	$(478.2)	$(3.2)	$59.4	$(422.0)

Balance at October 31, 2024	$(461.7)	$(4.9)	$44.9	$(421.7)
Gross change in value	(66.7)	—	(2.5)	(69.2)
Tax effect	—	—	0.5	0.5
Balance at January 31, 2025	$(528.4)	$(4.9)	$42.9	$(490.4)
Share Repurchases
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of January 31, 2025, $256.4 million remains authorized for repurchase.
During the three months ended January 31, 2025 and 2024, there were no share repurchases.
Dividends
In December 2023, the Company's Board of Directors decided to end the declaration of a semiannual dividend.
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
As of January 31, 2025, the Company entered into additional leases that have not yet commenced in order to expand manufacturing as well as research and development capacity. The undiscounted lease payments are estimated at $167.8 million for leases that will commence between the fourth quarter of fiscal 2025 through fiscal 2026, with initial terms ranging from 20 to 25 years.
Note 11. Business Segment Information
The following tables present revenue and other financial information by reportable segment:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Segment information:

Period Ended January 31,	Three Months
(In millions)	2025	2024
CooperVision net sales by category:
Toric and multifocal	$319.4	$297.3
Sphere, other	326.7	324.2
Total CooperVision net sales	$646.1	$621.5
CooperSurgical net sales by category:
Office and surgical	$198.9	$191.1
Fertility	119.7	119.0
Total CooperSurgical net sales	318.6	310.1
Total net sales	$964.7	$931.6
Operating income (loss):
CooperVision	$183.9	$154.8
CooperSurgical	20.2	24.0
Corporate	(22.1)	(25.7)
Total operating income	182.0	153.1
Interest expense	26.0	29.9
Other expense, net	2.7	3.2
Income before income taxes	$153.3	$120.0

(In millions)	January 31, 2025	October 31, 2024
Total identifiable assets:
CooperVision	$7,259.1	$7,285.1
CooperSurgical	4,778.3	4,832.0
Corporate	184.8	198.1
Total	$12,222.2	$12,315.2
Geographic information:

Period Ended January 31,	Three Months
(In millions)	2025	2024
Net sales to unaffiliated customers by country of domicile:
United States	$496.4	$470.4
Europe	287.5	276.6
Rest of world	180.8	184.6
Total	$964.7	$931.6

(In millions)	January 31, 2025	October 31, 2024
Net property, plant and equipment by country of domicile:
United States	$1,203.8	$1,188.8
Europe	391.4	401.7
Rest of world	269.5	272.9
Total	$1,864.7	$1,863.4
Note 12. Financial Derivatives and Hedging
As of January 31, 2025, the notional amount of outstanding foreign currency forward contracts was $83.6 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the three months ended January 31, 2025 and January 31, 2024.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As of January 31, 2025, the Company has nine interest rate swap contracts that have a total notional amount of $1.8 billion and remaining maturities of less than three years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income and Comprehensive Income:

Period Ended January 31,		Three Months
(In millions)		2025	2024
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(11.0)	$(13.6)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Period Ended January 31,	Three Months
(In millions)	2025	2024
Beginning balance gain	$59.2	$115.1
Amount recognized in accumulated other comprehensive income on interest rate swap contracts, gross	9.0	(23.2)
Amount reclassified from accumulated other comprehensive income into earnings, gross	(11.0)	(13.6)
Ending balance gain	$57.2	$78.3
The amount recognized in other comprehensive income on interest rate swap contracts was $6.9 million and $(18.0) million, net of tax effect, for the three months ended January 31, 2025 and 2024, respectively.
The amount reclassified from other comprehensive income into earnings was $(8.4) million and $(10.0) million, net of tax, for the three months ended January 31, 2025 and 2024, respectively.
Refer to Note 9. Stockholders' Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss."
The Company expects that $(29.2) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Condensed Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

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
•Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, as such Risk Factors may be updated in quarterly filings including updates made in this filing.
We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations
In this section, we discuss the results of our operations for the first quarter of fiscal 2025 ended January 31, 2025, compared with the same period of fiscal 2024. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.
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
Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving our desired future levels of sales growth and profitability. CooperVision manufactures and markets a wide variety of silicone hydrogel contact lenses. Our single-use silicone hydrogel product franchises, clariti, MyDay and MyDay Energys, remain a focus as we expect increasing demand for these products, as well as future single-use products, as the global contact lens market continues to shift to this modality. Outside of single-use, the Biofinity and Avaira Vitality product families comprise our focus in the FRP, or frequent replacement product, market which encompasses the monthly and two-week modalities. Included in this segment are unique products such as Biofinity Energys, which helps individuals with digital eye fatigue.
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
$646.1
$621.5
$318.6
$310.1
$964.7
$931.6
CooperVision
CooperSurgical
Consolidated
2025
2024

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
CooperVision Net Sales by Category

Three Months Ended January 31,			2025 vs 2024 % Change
($ in millions)	2025	2024
Toric and multifocal	$319.4	$297.3	7%
Sphere, other	326.7	324.2	1%
	$646.1	$621.5	4%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
In the three months ended January 31, 2025, the growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations of approximately $14.7 million.
•Toric and multifocal grew primarily through the success of Biofinity and MyDay.
•Sphere, other grew primarily through MiSight and MyDay.
•"Other" products represented less than 1% of net sales in the three months ended January 31, 2025 and 2024, respectively.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Period Ended January 31,	Three Months
($ in millions)	2025	2024	2025 vs 2024 % Change
Americas	$270.9	$252.6	7%
EMEA	246.5	238.2	3%
Asia Pacific	128.7	130.7	(2)%
	$646.1	$621.5	4%
CooperVision's growth in net sales across all regions, offset by unfavorable foreign exchange rate fluctuations, was primarily attributable to market gains of silicone hydrogel contact lenses. Refer to CooperVision Net Sales by Category above for further discussion.
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
•Fertility offerings include highly specialized products and services that target the in vitro fertilization process, including diagnostics testing with a goal to make fertility treatment safer, more efficient and convenient. This includes fertility consumables and equipment, donor gamete services, and genomic services (including genetic testing).

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperSurgical Net Sales by Category

Three Months Ended January 31,			2025 vs 2024 % Change
($ in millions)	2025	2024
Office and surgical	$198.9	$191.1	4%
Fertility	119.7	119.0	1%
	$318.6	$310.1	3%
In the three months ended January 31, 2025, office and surgical net sales increased primarily due to increased sales of Paragard contraceptive intrauterine devices and the acquisition of obp Surgical on August 1, 2024. Fertility net sales increased due to an increase in revenue from gamete services and genetic testing, partially offset by a decrease in revenue from consumable products.
The above growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations of approximately $3.3 million for the three months ended January 31, 2025.
Gross Margin
Consolidated gross margin increased in the three months ended January 31, 2025 to 68% compared to 67% in the three months ended January 31, 2024, primarily driven by efficiency gains and a more favorable product mix.
Selling, General and Administrative (SGA) Expenses

Three Months Ended January 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$229.9	36%	$220.8	36%	4%
CooperSurgical	135.9	43%	134.4	43%	1%
Corporate	22.1	—	25.7	—	(14)%
	$387.9	40%	$380.9	41%	2%
CooperVision's SGA expenses increased in the three months ended January 31, 2025, compared to the three months ended January 31, 2024, due to increased selling activities.
CooperSurgical's SGA expenses was relatively flat in the three months ended January 31, 2025, compared to the three months ended January 31, 2024.
Corporate SGA expenses decreased in the three months ended January 31, 2025, compared to the three months ended January 31, 2024, primarily due to lower share-based compensation related expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Research and Development (R&D) Expenses

Three Months Ended January 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$22.5	3%	$20.7	3%	9%
CooperSurgical	18.2	6%	18.8	6%	(3)%
	$40.7	4%	$39.5	4%	3%
CooperVision's R&D expenses increased in the three months ended January 31, 2025, compared to the three months ended January 31, 2024, primarily due to myopia management programs and R&D projects. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
CooperSurgical's R&D expenses decreased in the three months ended January 31, 2025, compared to the three months ended January 31, 2024 due to a decrease in MDR costs. CooperSurgical's R&D activities are primarily focused on the development of surgical devices and fertility solutions, manufacturing technology and process enhancements.
Amortization Expense

Three Months Ended January 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$4.8	1%	$7.7	1%	(38)%
CooperSurgical	44.8	14%	42.6	14%	5%
	$49.6	5%	$50.3	5%	(1)%
CooperVision's amortization expense decreased in the three months ended January 31, 2025, compared to the three months ended January 31, 2024, primarily due to certain intangible assets being fully amortized.
CooperSurgical's amortization expense increased in the three months ended January 31, 2025, compared to the three months ended January 31, 2024, primarily due to the amortization of intangible assets acquired through acquisitions in the second half of fiscal 2024.
Operating Income

Three Months Ended January 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$183.9	28%	$154.8	25%	19%
CooperSurgical	20.2	6%	24.0	8%	(16)%
Corporate	(22.1)	—	(25.7)	—	(14)%
	$182.0	19%	$153.1	16%	19%
CooperVision's operating income increased in the three months ended January 31, 2025, compared to the three months ended January 31, 2024, primarily due to the increase in net sales outpacing the increase in operating expenses.
CooperSurgical's operating income decreased in the three months ended January 31, 2025, compared to the three months ended January 31, 2024, primarily due to the increase in amortization expense.
Corporate operating loss decreased in the three months ended January 31, 2025, compared to the three months ended January 31, 2024, primarily due to lower share-based compensation expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended January 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
Interest expense	$26.0	3%	$29.9	3%	(13)%
Interest expense decreased during the three months ended January 31, 2025, compared to the three months ended January 31, 2024, primarily due to lower interest rates and lower debt balances.
Other Expense, Net

Period Ended January 31,	Three Months
($ in millions)	2025	2024
Foreign exchange loss	$3.0	$1.2
Other (income) expense, net	(0.3)	2.0
	$2.7	$3.2
Foreign exchange loss was primarily associated with the relative weakening of the U.S. dollar against foreign currencies and the effect on intercompany receivables during the three months ended January 31, 2025.
Other (income) expense, net was a gain of $0.3 million in the three months ended January 31, 2025, compared to a loss of $2.0 million in three months ended January 31, 2024, primarily due to a decrease in loss on minority investments.
Provision for Income Taxes
The effective tax rates for the three months ended January 31, 2025 and January 31, 2024 were 32.0% and 32.4%, respectively. The decrease was primarily due to changes in unrecognized tax benefits and changes in the geographic composition of pre-tax earnings, partially offset by a decrease in excess tax benefits from share-based compensation.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity
Working capital as of January 31, 2025 and October 31, 2024 was $987.4 million and $928.7 million, respectively. The increase in working capital was primarily due to a decrease in accounts payable due to timing of payments and an increase in inventories, offset by increases in employee compensation benefits and short-term debt.
Cash Flow

Three Months Ended January 31,
($ in millions)	2025	2024
Operating activities	$190.6	$122.7
Investing activities	(96.8)	(324.1)
Financing activities	(96.6)	212.3
Effect of exchange rate changes on cash, cash equivalents, restricted cash	(3.9)	3.5
Net decrease in cash, cash equivalents, and restricted cash	$(6.7)	$14.4
Operating Cash Flow
Cash provided by operating activities in the first three months of fiscal 2025 increased compared to the first three months of fiscal 2024, primarily due to increases in net income and net changes in other non-cash items and operating capital. The net changes in operating capital included an increase in cash collection and an increase in accrued liabilities, offset by an increase in inventories.
Investing Cash Flow
Cash used in investing activities in the first three months of fiscal 2025 decreased compared to the first three months of fiscal 2024, primarily attributable to $200 million cash paid for the Cook Medical acquisition in the first three months of fiscal 2024, and a decrease in purchases of property, plant and equipment.
Financing Cash Flow
Cash used in financing activities in the first three months of fiscal 2025 was primarily attributable to repayments on the revolving credit and the first installment payment related to the Cook Medical acquisition.
Cash provided by financing activities in the first three months of fiscal 2024 was primarily attributable to $200.0 million drawn on the revolving credit to pay for the Cook Medical acquisition.
The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of January 31, 2025:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
Revolving Credit:
2024 Revolving Credit	$2,300.0	$990.2	$4.7	$1,305.1	May 1, 2029
Term loan:
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,800.0	$2,490.2	$4.7	$1,305.1
As of January 31, 2025, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement). The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
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
Share Repurchase
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of January 31, 2025, $256.4 million remains authorized for repurchase.
During the three months ended January 31, 2025 and 2024, there were no share repurchases.
Estimates and Critical Accounting Policies
Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis in our Form 10-K for the fiscal year ended October 31, 2024. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2024.
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
At January 31, 2025, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $29.3 million in operating income for the fiscal quarter ended January 31, 2025. See Note 12. Financial Derivatives and Hedging of the Consolidated Condensed Financial Statements for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR. As of January 31, 2025, we had outstanding debt for an aggregate carrying amount of $2.5 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the first quarter of fiscal 2025. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) are not effective as of January 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As reported in Part II, Item 9A. "Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, the Company previously identified a material weakness in information technology (IT) general controls for the U.S. operations within the CooperSurgical segment, related to the implementation and maintenance of certain enterprise resource planning systems (ERP) during fiscal 2024. The material weakness resulted from not having a sufficient complement of its personnel, inadequate training of personnel and ineffective risk assessment processes to identify and timely respond to the risks related to change management, user control monitoring and segregation of duties in the affected IT environment. Manual controls that rely on system-generated data or reports from the affected IT environment or process level automated controls in the affected IT environment were ineffective because they could have been adversely impacted.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
•Enhancing controls supporting change management to ensure systems’ integrity as well as user access monitoring controls to enforce appropriate system access and segregation of duties.
We are committed to ensuring that our internal control over financial reporting are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While we continue making progress with these remediation efforts, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.
Changes in Internal Control over Financial Reporting
Except as set forth above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our first quarter of fiscal 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of January 31, 2025, $256.4 million remains authorized for repurchase.
During the three months ended January 31, 2025 and 2024, there were no share repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended January 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three months period ended January 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 7, 2025	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 7, 2025	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)