Form 10-Q
period 2025-04-30
COOPER COMPANIES, INC.
filed 2025-05-30
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On May 26, 2025, 199,512,504 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Periods Ended April 30,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Six Months
	2025	2024	2025	2024
Net sales	$1,002.3	$942.6	$1,967.0	$1,874.2
Cost of sales	323.2	311.4	627.7	619.2
Gross profit	679.1	631.2	1,339.3	1,255.0
Selling, general and administrative expense	399.0	380.3	786.9	761.2
Research and development expense	45.5	38.9	86.2	78.4
Amortization of intangibles	49.8	50.3	99.4	100.6
Operating income	184.8	161.7	366.8	314.8
Interest expense	24.2	28.9	50.2	58.8
Other expense, net	16.1	2.8	18.8	6.0
Income before income taxes	144.5	130.0	297.8	250.0
Provision for income taxes (Note 6)	56.8	41.1	105.8	79.9
Net income	$87.7	$88.9	$192.0	$170.1
Earnings per share (Note 7):
Basic	$0.44	$0.45	$0.96	$0.86
Diluted	$0.44	$0.44	$0.96	$0.85
Number of shares used to compute earnings per share:
Basic	199.9	198.9	199.8	198.6
Diluted	200.7	200.5	200.9	200.2
Other comprehensive income, net of tax:
Cash flow hedges	$(19.6)	$21.4	$(21.6)	$(6.6)
Foreign currency translation adjustment	117.7	(22.0)	51.0	37.8
Comprehensive income	$185.8	$88.3	$221.4	$201.3
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	April 30, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$116.2	$107.6
Trade accounts receivable, net of allowance for credit losses of $52.2 at April 30, 2025, and $43.5 at October 31, 2024	780.9	717.0
Inventories (Note 3)	880.3	802.7
Prepaid expense and other current assets	348.3	324.2
Total current assets	2,125.7	1,951.5
Property, plant and equipment, net	1,928.5	1,863.4
Goodwill	3,864.7	3,838.4
Other intangibles, net (Note 4)	1,694.0	1,791.0
Deferred tax assets	2,141.7	2,210.3
Other assets	659.0	660.6
Total assets	$12,413.6	$12,315.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$59.8	$33.3
Accounts payable	244.2	260.5
Employee compensation and benefits	157.1	174.8
Deferred revenue (Note 3)	127.6	129.9
Other current liabilities	423.8	424.3
Total current liabilities	1,012.5	1,022.8
Long-term debt (Note 5)	2,525.6	2,550.4
Deferred tax liabilities	99.1	96.0
Long-term tax payable	17.7	57.5
Deferred revenue (Note 3)	196.4	193.3
Other liabilities	274.2	311.6
Total liabilities	4,125.5	4,231.6
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 217.6 issued and 199.5 outstanding at April 30, 2025, and 217.2 issued and 199.6 outstanding at October 31, 2024	21.8	21.7
Additional paid-in capital	1,942.7	1,921.0
Accumulated other comprehensive loss	(392.3)	(421.7)
Retained earnings	7,460.4	7,268.4
Treasury stock at cost: 18.1 shares at April 30, 2025, and 17.6 shares at October 31, 2024	(744.7)	(706.0)
Total Cooper stockholders’ equity	8,287.9	8,083.4
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	8,288.1	8,083.6
Total liabilities and stockholders’ equity	$12,413.6	$12,315.2
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2023	198.1	$19.8	17.7	$1.8	$1,817.2	$(453.8)	$6,876.1	$(710.3)	$0.2	$7,551.0
Net income	—	—	—	—	—	—	81.2	—	—	81.2
Other comprehensive income, net of tax	—	—	—	—	—	31.8	—	—	—	31.8
Issuance of common stock for stock plans, net and employee stock purchase plan	0.6	—	—	—	6.6	—	—	1.1	—	7.7
Share-based compensation expense	—	—	—	—	23.6	—	—	—	—	23.6
Balance at January 31, 2024	198.7	$19.8	17.7	$1.8	$1,847.4	$(422.0)	$6,957.3	$(709.2)	$0.2	$7,695.3
Net income	—	—	—	—	—	—	88.9	—	—	88.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.6)	—	—	—	(0.6)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.4	0.1	—	—	2.5	—	—	0.9	—	3.5
Share-based compensation expense	—	—	—	—	16.8	—	—	—	—	16.8
Balance at April 30, 2024	199.1	$19.9	17.7	$1.8	$1,866.7	$(422.6)	$7,046.2	$(708.3)	$0.2	$7,803.9
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2024	199.6	$19.9	17.6	$1.8	$1,921.0	$(421.7)	$7,268.4	$(706.0)	$0.2	$8,083.6
Net income	—	—	—	—	—	—	104.3	—	—	104.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	(68.7)	—	—	—	(68.7)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	—	—	—	(11.0)	—	—	1.0	—	(10.0)
Share-based compensation expense	—	—	—	—	18.3	—	—	—	—	18.3
Balance at January 31, 2025	199.9	$19.9	17.6	$1.8	$1,928.3	$(490.4)	$7,372.7	$(705.0)	$0.2	$8,127.5
Net income	—	—	—	—	—	—	87.7	—	—	87.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	98.1	—	—	—	98.1
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	0.1	—	—	(5.9)	—	—	0.9	—	(4.9)
Share-based compensation expense	—	—	—	—	20.3	—	—	—	—	20.3
Stock repurchase	(0.5)	—	0.5	—	—	—	—	(40.6)	—	(40.6)
Balance at April 30, 2025	199.5	$20.0	18.1	$1.8	$1,942.7	$(392.3)	$7,460.4	$(744.7)	$0.2	$8,288.1
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions, unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$192.0	$170.1
Depreciation and amortization	183.6	195.1
Net changes in operating capital	(241.2)	(252.7)
Deferred income taxes	78.3	60.7
Other non-cash items	74.1	60.5
Net cash provided by operating activities	286.8	233.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(167.5)	(192.2)
Acquisitions of businesses and assets, net of cash acquired, and other	(8.5)	(206.7)
Net cash used in investing activities	(176.0)	(398.9)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,418.9	1,403.1
Repayments of long-term debt	(1,444.1)	(1,256.4)
Acquisition installment payment	(47.1)	—
Net proceeds (payments) from short-term debt	23.2	(2.0)
Net (payments) proceeds related to share-based compensation awards	(19.7)	6.8
Repurchase of common stock	(40.6)	—
Issuance of common stock for employee stock purchase plan	4.2	3.7
Net cash (used in) provided by financing activities	(105.2)	155.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.9	1.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	8.5	(8.3)
Cash, cash equivalents, and restricted cash at beginning of period	107.7	120.9
Cash, cash equivalents, and restricted cash at end of period	$116.2	$112.6
Reconciliation of cash flow information:
Cash and cash equivalents	$116.2	$112.4
Restricted cash included in other current assets	—	0.2
Total cash, cash equivalents, and restricted cash	$116.2	$112.6
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
Note 3. Balance Sheet Components
Inventories

(In millions)	April 30, 2025	October 31, 2024
Raw materials	$201.8	$188.2
Work-in-process	18.3	18.5
Finished goods	660.2	596.0
Total inventories	$880.3	$802.7
Deferred revenue
The Company recognized revenue of approximately $31.6 million and $64.1 million for the three and six months ended April 30, 2025, respectively, that was included in the deferred revenue balance at January 31, 2025 and October 31, 2024. The Company recognized revenue of approximately $31.0 million and $62.0 million for the three and six months ended April 30, 2024, respectively, that was included in the deferred revenue balance at January 31, 2024 and October 31, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4. Intangible Assets
Intangible assets consisted of the following:

	April 30, 2025		October 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,135.8	$437.2	$1,130.5	$402.5	19
Composite intangible assets (1)	1,101.7	533.7	1,101.6	496.8	15
Technology	707.1	407.0	706.4	384.3	11
Trademarks	204.6	97.6	204.2	90.6	15
License and distribution rights and other	47.9	28.7	47.9	27.2	11
	3,197.1	$1,504.2	3,190.6	$1,401.4
Less: accumulated amortization and translation	1,504.2		1,401.4
Intangible assets with definite lives, net	1,692.9		1,789.2
Intangible assets with indefinite lives, net (2)	1.1		1.8
Total other intangibles, net	$1,694.0		$1,791.0
(1) Composite intangible assets primarily consist of technology, trade name, New Drug Application approval and physician relationships. The components are not reflected separately or within the corresponding categories because they are inextricably linked.
(2) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of April 30, 2025, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2025	$98.8
2026	190.6
2027	176.2
2028	171.6
2029	167.4
Thereafter	888.3
Total remaining amortization for intangible assets with definite lives	$1,692.9
There was no material impairment of goodwill or intangible assets recorded in the six months ended April 30, 2025.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5. Financing Arrangements
The Company had outstanding debt as follows:

(In millions)	April 30, 2025	October 31, 2024
Short-term debt, excluding financing leases	$58.8	$32.2
Financing lease liabilities	1.0	1.1
Short-term debt	$59.8	$33.3

Revolving credit	$1,024.5	$1,049.2
Term loans	1,500.0	1,500.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(1.1)	(1.4)
Long-term debt, excluding financing leases	2,523.6	2,548.0
Financing lease liabilities	2.0	2.4
Long-term debt	$2,525.6	$2,550.4
Total debt	$2,585.4	$2,583.7
Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of April 30, 2025, the Company was in compliance with all debt covenants.
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
On April 30, 2025, the Company had $1,024.5 million outstanding under the 2024 Revolving Credit Facility and the weighted-average interest rate on the 2024 Revolving Credit Facility was 5.42%.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
On April 30, 2025, the Company had $1,500.0 million outstanding under the 2021 Term Loan Facility and the interest rate was 5.30%.
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
Note 6. Income Taxes
The effective tax rates for the three months ended April 30, 2025, and April 30, 2024, were 39.3% and 31.6%, respectively. The effective tax rates for the six months ended April 30, 2025, and April 30, 2024, were 35.5% and 32.0%, respectively. The increases were primarily due to changes in valuation allowance and a decrease in excess tax benefits from share-based compensation, partially offset by changes in unrecognized tax benefits and changes in the geographic composition of pre-tax earnings.
Note 7. Earnings Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2025	2024	2025	2024
Net income	$87.7	$88.9	$192.0	$170.1
Basic:
Weighted-average common shares	199.9	198.9	199.8	198.6
Basic earnings per share	$0.44	$0.45	$0.96	$0.86
Diluted:
Weighted-average common shares	199.9	198.9	199.8	198.6
Effect of dilutive stock plans	0.8	1.6	1.1	1.6
Diluted weighted-average common shares	200.7	200.5	200.9	200.2
Diluted earnings per share	$0.44	$0.44	$0.96	$0.85
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2025	2024	2025	2024
Stock option shares excluded	1,506	833	1,111	833
Exercise prices	$82.46 - $101.54	$82.46 - $101.54	$82.46 - $101.54	$82.46 - $101.54
Restricted stock units excluded	586	3	563	22
Note 8. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2024. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended April 30,	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Selling, general and administrative expense	$18.5	$15.4	$35.2	$37.2
Cost of sales	1.2	1.1	2.5	2.3
Research and development expense	0.6	0.7	1.4	1.6
Total share-based compensation expense	$20.3	$17.2	$39.1	$41.1
Related income tax benefit	$2.8	$1.5	$5.7	$4.8

Note 9. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2023	$(538.0)	$(3.2)	$87.4	$(453.8)
Gross change in value	37.8	—	(8.7)	29.1
Tax effect	—	—	2.1	2.1
Balance at April 30, 2024	$(500.2)	$(3.2)	$80.8	$(422.6)

Balance at October 31, 2024	$(461.7)	$(4.9)	$44.9	$(421.7)
Gross change in value	51.0	—	(28.5)	22.5
Tax effect	—	—	6.9	6.9
Balance at April 30, 2025	$(410.7)	$(4.9)	$23.3	$(392.3)
Share Repurchases
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of April 30, 2025, $215.8 million remains authorized for repurchase.
During the three and six months ended April 30, 2025, the Company repurchased 0.5 million shares of its common stock for $40.6 million, at a weighted average price of $75.60 per share. There were no share repurchases during the three and six months ended April 30, 2024.
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
As of April 30, 2025, the Company entered into additional leases that have not yet commenced in order to expand manufacturing as well as research and development capacity. The undiscounted lease payments are estimated at $181.8 million for leases that will commence between the fourth quarter of fiscal 2025 through fiscal 2026, with initial terms ranging from 20 to 24 years.
Note 11. Business Segment Information
The following tables present revenue and other financial information by reportable segment:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2025	2024	2025	2024
CooperVision net sales by category:
Toric and multifocal	$328.4	$310.3	$647.8	$607.6
Sphere, other	341.2	325.6	667.9	649.8
Total CooperVision net sales	$669.6	$635.9	$1,315.7	$1,257.4
CooperSurgical net sales by category:
Office and surgical	$205.8	$182.9	$404.7	$374.0
Fertility	126.9	123.8	246.6	242.8
Total CooperSurgical net sales	332.7	306.7	651.3	616.8
Total net sales	$1,002.3	$942.6	$1,967.0	$1,874.2
Operating income (loss):
CooperVision	$186.4	$160.2	$370.3	$315.0
CooperSurgical	23.7	21.6	43.9	45.6
Corporate	(25.3)	(20.1)	(47.4)	(45.8)
Total operating income	184.8	161.7	366.8	314.8
Interest expense	24.2	28.9	50.2	58.8
Other expense, net	16.1	2.8	18.8	6.0
Income before income taxes	$144.5	$130.0	$297.8	$250.0

(In millions)	April 30, 2025	October 31, 2024
Total identifiable assets:
CooperVision	$7,462.9	$7,285.1
CooperSurgical	4,764.3	4,832.0
Corporate	186.4	198.1
Total	$12,413.6	$12,315.2
Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Net sales to unaffiliated customers by country of domicile:
United States	$515.2	$479.0	$1,011.6	$949.4
Europe	291.9	276.7	579.4	553.3
Rest of world	195.2	186.9	376.0	371.5
Total	$1,002.3	$942.6	$1,967.0	$1,874.2

(In millions)	April 30, 2025	October 31, 2024
Net property, plant and equipment by country of domicile:
United States	$1,248.1	$1,188.8
Europe	413.2	401.7
Rest of world	267.2	272.9
Total	$1,928.5	$1,863.4
Note 12. Financial Derivatives and Hedging
As of April 30, 2025, the notional amount of outstanding foreign currency forward contracts was $57.8 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the three and six months ended April 30, 2025 and April 30, 2024.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As of April 30, 2025, the Company has eight interest rate swap contracts that have a total notional amount of $1.6 billion and remaining maturities of less than three years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income and Comprehensive Income:

Periods Ended April 30,		Three Months		Six Months
(In millions)		2025	2024	2025	2024
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(9.1)	$(13.6)	$(20.1)	$(27.2)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2025	2024	2025	2024
Beginning balance gain	$57.2	$78.3	$59.2	$115.1
Amount recognized in accumulated other comprehensive income on interest rate swap contracts, gross	(17.1)	41.7	(8.1)	18.5
Amount reclassified from accumulated other comprehensive income into earnings, gross	(9.1)	(13.6)	(20.1)	(27.2)
Ending balance gain	$31.0	$106.4	$31.0	$106.4
The amount recognized in other comprehensive income on interest rate swap contracts was $(12.7) million and $(6.3) million, net of tax effect, for the three and six months ended April 30, 2025, respectively, and $31.8 million and $13.8 million, net of tax, for the three and six months ended April 30, 2024, respectively.
The amount reclassified from other comprehensive income into earnings was $(6.9) million and $(15.3) million, net of tax, for the three and six months ended April 30, 2025, respectively, and $(10.4) million and $(20.4) million, net of tax, for the three and six months ended April 30, 2024, respectively.
Refer to Note 9. Stockholders' Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss."
The Company expects that $(22.0) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Condensed Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

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
•The actual imposition or threats of tariffs, customs duties and fees by the U.S. government and other nations in response and other retaliatory actions, such as trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers, as well as the impact of the Company’s efforts to mitigate the effects of such tariffs or similar measures.
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
•Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the California Consumer Privacy Act (CCPA) in the U.S. and the General Data Protection Regulation (GDPR) requirements in Europe, including but not limited to those resulting from data security breaches.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations
In this section, we discuss the results of our operations for the second quarter of fiscal 2025 ended April 30, 2025, compared with the same period of fiscal 2024. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.
Outlook
We are optimistic about the long-term prospects for the worldwide contact lens and general health care markets, and the resilience of and growth prospects for our businesses and products. However, we face significant risks and uncertainties in our global operating environment as further described in the Part II, Item 1A "Risk Factors" herein. These risks include uncertain global and regional business, political and economic conditions, including but not limited to those associated with man-made or natural disasters, pandemic conditions, inflation, foreign exchange rate fluctuations, regulatory developments, supply chain disruptions, and escalating global trade barriers and disruptions, such as the impact of tariffs. These risks and uncertainties have adversely affected our sales, cash flow and performance in the past and could further adversely affect our future sales, cash flow and performance.
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
Net Sales

Net Sales Q2
$ (Millions)
$669.6
$635.9
$332.7
$306.7
$1,002.3
$942.6
CooperVision
CooperSurgical
Consolidated
2025
2024

Net Sales YTD Q2
$ (Millions)
$1,315.7
$1,257.4
$651.3
$616.8
$1,967.0
$1,874.2
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
CooperVision Net Sales by Category

Three Months Ended April 30,			2025 vs 2024 % Change
($ in millions)	2025	2024
Toric and multifocal	$328.4	$310.3	6%
Sphere, other	341.2	325.6	5%
	$669.6	$635.9	5%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,			2025 vs 2024 % Change
($ in millions)	2025	2024
Toric and multifocal	$647.8	$607.6	7%
Sphere, other	667.9	649.8	3%
	$1,315.7	$1,257.4	5%
In the three and six months ended April 30, 2025, the growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations of approximately $7.7 million and $22.4 million, respectively.
•Toric and multifocal grew primarily through the success of Biofinity and MyDay.
•Sphere, other grew primarily through MiSight, MyDay and Biofinity.
•"Other" products represented less than 1% of net sales in the three and six months ended April 30, 2025 and 2024, respectively.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2025	2024	2025 vs 2024 % Change	2025	2024	2025 vs 2024 % Change
Americas	$282.4	$264.4	7%	$553.3	$517.0	7%
EMEA	248.6	237.0	5%	495.1	475.2	4%
Asia Pacific	138.6	134.5	3%	267.3	265.2	1%
	$669.6	$635.9	5%	$1,315.7	$1,257.4	5%
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
CooperSurgical Net Sales by Category

Three Months Ended April 30,			2025 vs 2024 % Change
($ in millions)	2025	2024
Office and surgical	$205.8	$182.9	13%
Fertility	126.9	123.8	3%
	$332.7	$306.7	8%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,			2025 vs 2024 % Change
($ in millions)	2025	2024
Office and surgical	$404.7	$374.0	8%
Fertility	246.6	242.8	2%
	$651.3	$616.8	6%
In the three months ended April 30, 2025, office and surgical net sales increased primarily due to increased sales of Paragard contraceptive intrauterine devices and the acquisition of obp Surgical on August 1, 2024. Fertility net sales increased due to an increase in revenue from gamete services.
In the six months ended April 30, 2025, office and surgical net sales increased primarily due to increased sales of Paragard contraceptive intrauterine devices and the acquisition of obp Surgical on August 1, 2024. Fertility net sales increased due to an increase in revenue from gamete services and genetic testing, partially offset by a decrease in revenue from consumable products.
The above growth experienced across all categories was partially offset by unfavorable foreign exchange rate fluctuations of approximately $2.3 million and $5.6 million for the three and six months ended April 30, 2025, respectively.
Gross Margin
Consolidated gross margin increased in the three and six months ended April 30, 2025 to 68% compared to 67% in the three and six months ended April 30, 2024, primarily driven by efficiency gains and a more favorable product and regional mix.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Selling, General and Administrative (SGA) Expenses

Three Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$236.9	35%	$226.6	36%	5%
CooperSurgical	136.8	41%	133.6	44%	2%
Corporate	25.3	—	20.1	—	26%
	$399.0	40%	$380.3	40%	5%
Six Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$466.8	35%	$447.4	36%	4%
CooperSurgical	272.7	42%	268.0	43%	2%
Corporate	47.4	—	45.8	—	3%
	$786.9	40%	$761.2	41%	3%
CooperVision's SGA expenses increased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, due to increased selling activities.
CooperSurgical's SGA expenses increased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, due to increased selling activities.
Corporate SGA expenses increased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, primarily due to higher share-based compensation related expenses.
Research and Development (R&D) Expenses

Three Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$25.6	4%	$20.9	3%	22%
CooperSurgical	19.9	6%	18.0	6%	11%
	$45.5	5%	$38.9	4%	17%
Six Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$48.1	4%	$41.6	3%	16%
CooperSurgical	38.1	6%	36.8	6%	4%
	$86.2	4%	$78.4	4%	10%
CooperVision's R&D expenses increased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, primarily due to myopia management programs and R&D projects. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
CooperSurgical's R&D expenses increased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, primarily due to an increase in R&D project spend, partially offset by a decrease in MDR costs. CooperSurgical's R&D activities are primarily focused on the development of surgical devices and fertility solutions, manufacturing technology and process enhancements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Amortization Expense

Three Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$5.1	1%	$7.7	1%	(34)%
CooperSurgical	44.7	13%	42.6	14%	5%
	$49.8	5%	$50.3	5%	(1)%
Six Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$9.9	1%	$15.4	1%	(36)%
CooperSurgical	89.5	14%	85.2	14%	5%
	$99.4	5%	$100.6	5%	(1)%
CooperVision's amortization expense decreased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, primarily due to certain intangible assets being fully amortized.
CooperSurgical's amortization expense increased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, primarily due to the amortization of intangible assets acquired through acquisitions in the second half of fiscal 2024.
Operating Income

Three Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$186.4	28%	$160.2	25%	16%
CooperSurgical	23.7	7%	21.6	7%	10%
Corporate	(25.3)	—	(20.1)	—	26%
	$184.8	18%	$161.7	17%	14%
Six Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$370.3	28%	$315.0	25%	18%
CooperSurgical	43.9	7%	45.6	7%	(4)%
Corporate	(47.4)	—	(45.8)	—	3%
	$366.8	19%	$314.8	17%	17%
CooperVision's operating income increased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, primarily due to the increase in net sales outpacing the increase in operating expenses.
CooperSurgical's operating income increased in the three months ended April 30, 2025, compared to the three months ended April 30, 2024, due to the increase in net sales outpacing the increase in operating expenses. CooperSurgical's operating income decreased in the six months ended April 30, 2025, compared to the six months ended April 30, 2024, due to an increase in amortization expense, partially offset by stronger operating margin in the three months ended April 30, 2025.
Corporate operating loss increased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, primarily due to higher share-based compensation expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
Interest expense	$24.2	2%	$28.9	3%	(16)%
Six Months Ended April 30,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
Interest expense	$50.2	3%	$58.8	3%	(15)%
Interest expense decreased during the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, primarily due to lower interest rates and lower average debt balances.
Other Expense, Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2025	2024	2025	2024
Foreign exchange loss	$1.2	$2.5	4.2	$3.7
Other expense, net	14.9	0.3	14.6	2.3
	$16.1	$2.8	$18.8	$6.0
Foreign exchange loss during the three and six months ended April 30, 2025 was primarily associated with the relative weakening of the U.S. dollar against foreign currencies and the effect on intercompany receivables. Foreign exchange loss during three and six months ended April 30, 2024 was primarily associated with the weakening of the U.S. dollar against foreign currencies and the effect on intercompany receivables.
Other expense, net increased in the three and six months ended April 30, 2025, compared to the three and six months ended April 30, 2024, primarily due to a $15.7 million loss on the disposal of a minority interest investment.
Provision for Income Taxes
The effective tax rates for the three months ended April 30, 2025, and April 30, 2024, were 39.3% and 31.6%, respectively. The effective tax rates for the six months ended April 30, 2025, and April 30, 2024, were 35.5% and 32.0%, respectively. The increases were primarily due to changes in valuation allowance and a decrease in excess tax benefits from share-based compensation, partially offset by changes in unrecognized tax benefits and changes in the geographic composition of pre-tax earnings.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity
Working capital as of April 30, 2025 and October 31, 2024 was $1,113.2 million and $928.7 million, respectively. The increase in working capital was primarily due to increases in inventories and accounts receivable, partially offset by an increase in short-term debt.
Cash Flow

Six Months Ended April 30,
($ in millions)	2025	2024
Operating activities	$286.8	$233.7
Investing activities	(176.0)	(398.9)
Financing activities	(105.2)	155.2
Effect of exchange rate changes on cash, cash equivalents, restricted cash	2.9	1.7
Net increase (decrease) in cash, cash equivalents, and restricted cash	$8.5	$(8.3)
Operating Cash Flow
Cash provided by operating activities in the first six months of fiscal 2025 increased compared to the first six months of fiscal 2024, primarily due to increases in net income and net changes in deferred income taxes and operating capital. The net changes in operating capital included an increase in cash collection, a decrease in prepaid and other assets and an increase in accrued liabilities, partially offset by an increase in inventories.
Investing Cash Flow
Cash used in investing activities in the first six months of fiscal 2025 decreased compared to the first six months of fiscal 2024, primarily attributable to $200 million cash paid for the Cook Medical acquisition in the first six months of fiscal 2024, and a decrease in purchases of property, plant and equipment.
Financing Cash Flow
Cash used in financing activities in the first six months of fiscal 2025 was primarily attributable to repayments on the revolving credit, the first installment payment related to the Cook Medical acquisition and the repurchase of common stock.
Cash provided by financing activities in the first six months of fiscal 2024 was primarily attributable to $200.0 million drawn on the revolving credit to pay for the Cook Medical acquisition.
The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of April 30, 2025:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
Revolving Credit:
2024 Revolving Credit	$2,300.0	$1,024.5	$4.8	$1,270.7	May 1, 2029
Term loan:
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,800.0	$2,524.5	$4.8	$1,270.7
As of April 30, 2025, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement). The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
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
Share Repurchase
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of April 30, 2025, $215.8 million remains authorized for repurchase.
During the three and six months ended April 30, 2025, the Company repurchased 0.5 million shares of its common stock for $40.6 million, at a weighted average price of $75.60 per share. There were no share repurchases during the three and six months ended April 30, 2024.
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
At April 30, 2025, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $31.8 million in operating income for the fiscal quarter ended April 30, 2025. See Note 12. Financial Derivatives and Hedging of the Consolidated Condensed Financial Statements for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR. As of April 30, 2025, we had outstanding debt for an aggregate carrying amount of $2.6 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the second quarter of fiscal 2025. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) are not effective as of April 30, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In response to the material weakness, management, with oversight of the Audit Committee of the Board of Directors, is implementing steps to remediate the material weakness. Our internal control remediation efforts include the following:
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
We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While we continue making progress with these remediation efforts, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.
Changes in Internal Control over Financial Reporting
Except as set forth above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our second quarter of fiscal 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of April 30, 2025, $215.8 million remains authorized for repurchase.
The following table provides information about the shares repurchased by the Company for the three months ended April 30, 2025:

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (in thousands)	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
April 1, 2025 to April 30, 2025	537.2	$75.60	537.2	$215.8
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended April 30, 2025, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date

3.1	Amendment to Second Restated Certificate of Amendment				X

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months period ended April 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: May 30, 2025	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 30, 2025	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)