Form 10-Q
period 2025-07-31
COOPER COMPANIES, INC.
filed 2025-08-28
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On August 22, 2025, 198,808,921 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Periods Ended July 31,
(In millions, except for earnings per share)
(Unaudited)

	Three Months		Nine Months
	2025	2024	2025	2024
Net sales	$1,060.3	$1,002.8	$3,027.3	$2,877.0
Cost of sales	368.3	339.8	996.0	959.0
Gross profit	692.0	663.0	2,031.3	1,918.0
Selling, general and administrative expense	421.7	381.1	1,208.6	1,142.3
Research and development expense	44.6	39.0	130.8	117.4
Amortization of intangibles	50.0	50.4	149.4	151.0
Operating income	175.7	192.5	542.5	507.3
Interest expense	25.4	28.5	75.6	87.3
Other (income) expense, net	(1.6)	0.3	17.2	6.3
Income before income taxes	151.9	163.7	449.7	413.7
Provision for income taxes (Note 6)	53.6	59.0	159.4	138.9
Net income	$98.3	$104.7	$290.3	$274.8
Earnings per share (Note 7):
Basic	$0.49	$0.53	$1.45	$1.38
Diluted	$0.49	$0.52	$1.45	$1.37
Number of shares used to compute earnings per share:
Basic	199.3	199.1	199.6	198.8
Diluted	200.0	200.6	200.6	200.3
Other comprehensive income, net of tax:
Cash flow hedges	$3.9	$(27.2)	$(17.7)	$(33.8)
Foreign currency translation adjustment	(3.7)	24.7	47.3	62.5
Comprehensive income	$98.5	$102.2	$319.9	$303.5
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, unaudited)

	July 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$124.9	$107.6
Trade accounts receivable, net of allowance for credit losses of $52.1 at July 31, 2025, and $43.5 at October 31, 2024	792.3	717.0
Inventories (Note 3)	881.0	802.7
Prepaid expense and other current assets	339.6	324.2
Total current assets	2,137.8	1,951.5
Property, plant and equipment, net	1,988.7	1,863.4
Goodwill	3,861.8	3,838.4
Other intangibles, net (Note 4)	1,635.9	1,791.0
Deferred tax assets	2,099.2	2,210.3
Other assets	653.3	660.6
Total assets	$12,376.7	$12,315.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$46.9	$33.3
Accounts payable	255.9	260.5
Employee compensation and benefits	181.1	174.8
Deferred revenue (Note 3)	126.6	129.9
Other current liabilities	399.6	424.3
Total current liabilities	1,010.1	1,022.8
Long-term debt (Note 5)	2,431.4	2,550.4
Deferred tax liabilities	101.8	96.0
Long-term tax payable	17.8	57.5
Deferred revenue (Note 3)	199.4	193.3
Other liabilities	263.2	311.6
Total liabilities	4,023.7	4,231.6
Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 217.6 issued and 198.8 outstanding at July 31, 2025, and 217.2 issued and 199.6 outstanding at October 31, 2024	21.8	21.7
Additional paid-in capital	1,960.4	1,921.0
Accumulated other comprehensive loss	(392.1)	(421.7)
Retained earnings	7,558.7	7,268.4
Treasury stock at cost: 18.8 shares at July 31, 2025, and 17.6 shares at October 31, 2024	(796.0)	(706.0)
Total Cooper stockholders’ equity	8,352.8	8,083.4
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 9)	8,353.0	8,083.6
Total liabilities and stockholders’ equity	$12,376.7	$12,315.2
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2023	198.1	$19.8	17.7	$1.8	$1,817.2	$(453.8)	$6,876.1	$(710.3)	$0.2	$7,551.0
Net income	—	—	—	—	—	—	81.2	—	—	81.2
Other comprehensive income, net of tax	—	—	—	—	—	31.8	—	—	—	31.8
Issuance of common stock for stock plans, net and employee stock purchase plan	0.6	—	—	—	6.6	—	—	1.1	—	7.7
Share-based compensation expense	—	—	—	—	23.6	—	—	—	—	23.6
Balance at January 31, 2024	198.7	$19.8	17.7	$1.8	$1,847.4	$(422.0)	$6,957.3	$(709.2)	$0.2	$7,695.3
Net income	—	—	—	—	—	—	88.9	—	—	88.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	(0.6)	—	—	—	(0.6)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.4	0.1	—	—	2.5	—	—	0.9	—	3.5
Share-based compensation expense	—	—	—	—	16.8	—	—	—	—	16.8
Balance at April 30, 2024	199.1	$19.9	17.7	$1.8	$1,866.7	$(422.6)	$7,046.2	$(708.3)	$0.2	$7,803.9
Net income	—	—	—	—	—	—	104.7	—	—	104.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2.5)	—	—	—	(2.5)
Issuance of common stock for stock plans, net and employee stock purchase plan	—	—	(0.1)	—	0.9	—	—	1.1	—	2.0
Share-based compensation expense	—	—	—	—	17.1	—	—	—	—	17.1
Balance at July 31, 2024	199.1	$19.9	17.6	$1.8	$1,884.7	$(425.1)	$7,150.9	$(707.2)	$0.2	$7,925.2
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, except per share amounts)
(Unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2024	199.6	$19.9	17.6	$1.8	$1,921.0	$(421.7)	$7,268.4	$(706.0)	$0.2	$8,083.6
Net income	—	—	—	—	—	—	104.3	—	—	104.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	(68.7)	—	—	—	(68.7)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	—	—	—	(11.0)	—	—	1.0	—	(10.0)
Share-based compensation expense	—	—	—	—	18.3	—	—	—	—	18.3
Balance at January 31, 2025	199.9	$19.9	17.6	$1.8	$1,928.3	$(490.4)	$7,372.7	$(705.0)	$0.2	$8,127.5
Net income	—	—	—	—	—	—	87.7	—	—	87.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	98.1	—	—	—	98.1
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	0.1	—	—	(5.9)	—	—	0.9	—	(4.9)
Share-based compensation expense	—	—	—	—	20.3	—	—	—	—	20.3
Stock repurchase	(0.5)	—	0.5	—	—	—	—	(40.6)	—	(40.6)
Balance at April 30, 2025	199.5	$20.0	18.1	$1.8	$1,942.7	$(392.3)	$7,460.4	$(744.7)	$0.2	$8,288.1
Net income	—	—	—	—	—	—	98.3	—	—	98.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	0.2	—	—	—	0.2
Issuance of common stock for stock plans, net and employee stock purchase plan	—	—	—	—	1.3	—	—	1.3	—	2.6
Share-based compensation expense	—	—	—	—	16.4	—	—	—	—	16.4
Stock repurchase	(0.7)	—	0.7	—	—	—	—	(52.6)	—	(52.6)
Balance at July 31, 2025	198.8	$20.0	18.8	$1.8	$1,960.4	$(392.1)	$7,558.7	$(796.0)	$0.2	$8,353.0
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In millions, unaudited)

	2025	2024
Cash flows from operating activities:
Net income	$290.3	$274.8
Depreciation and amortization	279.0	284.1
Net changes in operating capital	(259.7)	(302.5)
Deferred income taxes	122.2	96.9
Other non-cash items	116.4	87.9
Net cash provided by operating activities	548.2	441.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(264.4)	(281.2)
Acquisitions of businesses and assets, net of cash acquired, and other	(9.7)	(241.8)
Net cash used in investing activities	(274.1)	(523.0)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	2,174.9	2,807.8
Repayments of long-term debt	(2,294.7)	(2,749.2)
Acquisition installment payment	(47.1)	—
Net proceeds (payments) from short-term debt	11.9	(3.4)
Net (payments) proceeds related to share-based compensation awards	(19.7)	6.5
Repurchase of common stock	(93.3)	—
Issuance of common stock for employee stock purchase plan	6.5	5.9
Net cash (used in) provided by financing activities	(261.5)	67.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.6	3.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	17.2	(11.1)
Cash, cash equivalents, and restricted cash at beginning of period	107.7	120.9
Cash, cash equivalents, and restricted cash at end of period	$124.9	$109.8
Reconciliation of cash flow information:
Cash and cash equivalents	$124.9	$109.7
Restricted cash included in other current assets	—	0.1
Total cash, cash equivalents, and restricted cash	$124.9	$109.8
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
Accounting Pronouncements Issued But Not Yet Adopted
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient assumes that current conditions as of the balance sheet does not change for the remaining life of the asset. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.
In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means it will be effective from our fiscal year ended October 31, 2025, and interim periods within fiscal years beginning from November 1, 2025, and will be applied retrospectively. We expect the adoption of this standard to expand our annual and interim disclosures for significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2025.

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
Note 3. Balance Sheet Components
Inventories

(In millions)	July 31, 2025	October 31, 2024
Raw materials	$199.2	$188.2
Work-in-process	20.0	18.5
Finished goods	661.8	596.0
Total inventories	$881.0	$802.7
Deferred revenue
The Company recognized revenue of approximately $31.9 million and $96.0 million for the three and nine months ended July 31, 2025, respectively, that was included in the deferred revenue balance at April 30, 2025 and October 31, 2024. The Company recognized revenue of approximately $30.0 million and $92.0 million for the three and nine months ended July 31, 2024, respectively, that was included in the deferred revenue balance at April 30, 2024 and October 31, 2023.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 4. Intangible Assets
Intangible assets consisted of the following:

	July 31, 2025		October 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,137.4	$453.8	$1,130.5	$402.5	19
Composite intangible assets (1)	1,101.7	552.2	1,101.6	496.8	15
Technology	703.3	423.7	706.4	384.3	11
Trademarks	202.6	99.0	204.2	90.6	15
License and distribution rights and other	44.7	26.2	47.9	27.2	11
	3,189.7	$1,554.9	3,190.6	$1,401.4
Less: accumulated amortization and translation	1,554.9		1,401.4
Intangible assets with definite lives, net	1,634.8		1,789.2
Intangible assets with indefinite lives, net (2)	1.1		1.8
Total other intangibles, net	$1,635.9		$1,791.0
(1) Composite intangible assets primarily consist of technology, trade name, New Drug Application approval and physician relationships. The components are not reflected separately or within the corresponding categories because they are inextricably linked.
(2) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of July 31, 2025, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2025	$48.7
2026	189.0
2027	174.5
2028	170.0
2029	165.8
Thereafter	886.8
Total remaining amortization for intangible assets with definite lives	$1,634.8
There was no material impairment of goodwill or intangible assets recorded in the nine months ended July 31, 2025.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 5. Financing Arrangements
The Company had outstanding debt as follows:

(In millions)	July 31, 2025	October 31, 2024
Short-term debt, excluding financing leases	$46.0	$32.2
Financing lease liabilities	0.9	1.1
Short-term debt	$46.9	$33.3

Revolving credit	$930.2	$1,049.2
Term loans	1,500.0	1,500.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(0.9)	(1.4)
Long-term debt, excluding financing leases	2,429.5	2,548.0
Financing lease liabilities	1.9	2.4
Long-term debt	$2,431.4	$2,550.4
Total debt	$2,478.3	$2,583.7
Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of July 31, 2025, the Company was in compliance with all debt covenants.
Revolving Credit Agreement on May 1, 2024
On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement), among the Company, CooperVision International Limited, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2024 Credit Agreement provides for a multicurrency revolving credit facility (the 2024 Revolving Credit Facility) in an aggregate principal amount of $2,300.0 million which, unless terminated earlier, matures on May 1, 2029. On May 1, 2024, the Company used $1,170.0 million under the 2024 Revolving Credit Facility to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility, and terminated the 2020 Credit Agreement (all as defined below). The Company has an uncommitted option to increase the revolving credit facility or establish a new term loan in an aggregate amount up to the greater of $1,150.0 million or 100% of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the 2024 Credit Agreement.
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
On July 31, 2025, the Company had $930.2 million outstanding under the 2024 Revolving Credit Facility and the weighted-average interest rate on the 2024 Revolving Credit Facility was 5.43%.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
On July 31, 2025, the Company had $1,500.0 million outstanding under the 2021 Term Loan Facility and the interest rate was 5.30%.
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
Note 6. Income Taxes
The effective tax rates for the three months ended July 31, 2025, and July 31, 2024, were 35.3% and 36.1%, respectively. The decrease was primarily due to adjustments related to filing the prior year US tax return, partially offset by changes in the geographical composition of pre-tax earnings. The effective tax rates for the nine months ended July 31, 2025, and July 31, 2024, were 35.4% and 33.6%, respectively. The increase was primarily due to changes in valuation allowance and a decrease in excess tax benefits from share-based compensation, partially offset by changes in unrecognized tax benefits and changes in the geographic composition of pre-tax earnings.
Note 7. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In millions, except per share amounts)	2025	2024	2025	2024
Net income	$98.3	$104.7	$290.3	$274.8
Basic:
Weighted-average common shares	199.3	199.1	199.6	198.8
Basic earnings per share	$0.49	$0.53	$1.45	$1.38
Diluted:
Weighted-average common shares	199.3	199.1	199.6	198.8
Effect of dilutive stock plans	0.7	1.5	1.0	1.5
Diluted weighted-average common shares	200.0	200.6	200.6	200.3
Diluted earnings per share	$0.49	$0.52	$1.45	$1.37
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2025	2024	2025	2024
Stock option shares excluded	2,289	828	1,506	828
Exercise prices	$75.03 - $101.54	$82.46 - $101.54	$82.46 - $101.54	$82.46 - $101.54
Restricted stock units excluded	589	5	557	2
Note 8. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2024. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Selling, general and administrative expense	$14.5	$15.8	$49.7	$53.0
Cost of sales	1.0	1.3	3.5	3.6
Research and development expense	0.7	0.5	2.1	2.1
Total share-based compensation expense	$16.2	$17.6	$55.3	$58.7
Related income tax benefit	$1.8	$1.0	$7.5	$5.8

Note 9. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2023	$(538.0)	$(3.2)	$87.4	$(453.8)
Gross change in value	62.5	—	(44.4)	18.1
Tax effect	—	—	10.6	10.6
Balance at July 31, 2024	$(475.5)	$(3.2)	$53.6	$(425.1)

Balance at October 31, 2024	$(461.7)	$(4.9)	$44.9	$(421.7)
Gross change in value	47.3	—	(23.4)	23.9
Tax effect	—	—	5.7	5.7
Balance at July 31, 2025	$(414.4)	$(4.9)	$27.2	$(392.1)
Share Repurchases
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of July 31, 2025, $163.6 million remains authorized for repurchase.
During the three and nine months ended July 31, 2025, the Company repurchased 0.7 million and 1.2 million shares of its common stock for $52.2 million and $92.8 million, at a weighted average price of $71.97 and $73.51 per share, respectively. There were no share repurchases during the three and nine months ended July 31, 2024.
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
As of July 31, 2025, the Company entered into additional leases that have not yet commenced in order to expand manufacturing as well as research and development capacity. The undiscounted lease payments are estimated at $181.8 million for leases that will commence between the fourth quarter of fiscal 2025 through fiscal 2026, with initial terms ranging from 20 to 24 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 11. Business Segment Information
The following tables present revenue and other financial information by reportable segment:
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
CooperVision net sales by category:
Toric and multifocal	$358.8	$326.4	$1,006.6	$934.0
Sphere, other	359.6	349.2	1,027.5	999.0
Total CooperVision net sales	$718.4	$675.6	$2,034.1	$1,933.0
CooperSurgical net sales by category:
Office and surgical	$204.8	$197.9	$609.5	$571.9
Fertility	137.1	129.3	383.7	372.1
Total CooperSurgical net sales	341.9	327.2	993.2	944.0
Total net sales	$1,060.3	$1,002.8	$3,027.3	$2,877.0
Operating income (loss):
CooperVision	$202.6	$172.7	$572.9	$487.7
CooperSurgical	(4.2)	41.3	39.7	86.9
Corporate	(22.7)	(21.5)	(70.1)	(67.3)
Total operating income	175.7	192.5	542.5	507.3
Interest expense	25.4	28.5	75.6	87.3
Other (income) expense, net	(1.6)	0.3	17.2	6.3
Income before income taxes	$151.9	$163.7	$449.7	$413.7

(In millions)	July 31, 2025	October 31, 2024
Total identifiable assets:
CooperVision	$7,511.7	$7,285.1
CooperSurgical	4,671.0	4,832.0
Corporate	194.0	198.1
Total	$12,376.7	$12,315.2
Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Net sales to unaffiliated customers by country of domicile:
United States	$516.2	$511.2	$1,527.8	$1,460.6
Europe	343.1	297.0	922.5	850.3
Rest of world	201.0	194.6	577.0	566.1
Total	$1,060.3	$1,002.8	$3,027.3	$2,877.0

(In millions)	July 31, 2025	October 31, 2024
Net property, plant and equipment by country of domicile:
United States	$1,301.5	$1,188.8
Europe	423.3	401.7
Rest of world	263.9	272.9
Total	$1,988.7	$1,863.4

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 12. Financial Derivatives and Hedging
As of July 31, 2025, the notional amount of outstanding foreign currency forward contracts was $26.8 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the three and nine months ended July 31, 2025 and July 31, 2024.
As of July 31, 2025, the Company has eight interest rate swap contracts that have a total notional amount of $1.6 billion and remaining maturities of less than three years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income and Comprehensive Income:

Periods Ended July 31,		Three Months		Nine Months
(In millions)		2025	2024	2025	2024
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(8.1)	$(14.1)	$(28.2)	$(41.3)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2025	2024	2025	2024
Beginning balance gain	$31.0	$106.4	$59.2	$115.1
Amount recognized in accumulated other comprehensive income on interest rate swap contracts, gross	12.9	(21.6)	4.8	(3.1)
Amount reclassified from accumulated other comprehensive income into earnings, gross	(8.1)	(14.1)	(28.2)	(41.3)
Ending balance gain	$35.8	$70.7	$35.8	$70.7
The amount recognized in other comprehensive income on interest rate swap contracts was $9.9 million and $3.6 million, net of tax effect, for the three and nine months ended July 31, 2025, respectively, and $(16.5) million and $(2.7) million, net of tax, for the three and nine ended July 31, 2024, respectively.
The amount reclassified from other comprehensive income into earnings was $(6.0) million and $(21.3) million, net of tax, for the three and nine months ended July 31, 2025, respectively, and $(10.7) million and $(31.1) million, net of tax, for the three and nine ended July 31, 2024, respectively.
Refer to Note 9. Stockholders' Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss."
The Company expects that $(26.5) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Condensed Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations
In this section, we discuss the results of our operations for the third quarter of fiscal 2025 ended July 31, 2025, compared with the same period of fiscal 2024. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.
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
Net Sales

Net Sales Q3
$ (Millions)
$718.4
$675.6
$341.9
$327.2
$1,060.3
$1,002.8
CooperVision
CooperSurgical
Consolidated
2025
2024

Net Sales YTD Q3
$ (Millions)
$2,034.1
$1,933.0
$993.2
$944.0
$3,027.3
$2,877.0
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
CooperVision Net Sales by Category

Three Months Ended July 31,			2025 vs 2024 % Change
($ in millions)	2025	2024
Toric and multifocal	$358.8	$326.4	10%
Sphere, other	359.6	349.2	3%
	$718.4	$675.6	6%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,			2025 vs 2024 % Change
($ in millions)	2025	2024
Toric and multifocal	$1,006.6	$934.0	8%
Sphere, other	1,027.5	999.0	3%
	$2,034.1	$1,933.0	5%
In the three and nine months ended July 31, 2025, the growth experienced across all categories was positively impacted by favorable foreign exchange rate fluctuations of approximately $26.8 million and $4.4 million, respectively.
•Toric and multifocal grew primarily through the success of Biofinity and MyDay.
•Sphere, other grew primarily through MyDay and MiSight.
•"Other" products represented less than 1% of net sales in the three and nine months ended July 31, 2025 and 2024, respectively.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2025	2024	2025 vs 2024 % Change	2025	2024	2025 vs 2024 % Change
Americas	$286.0	$279.8	2%	$839.3	$796.8	5%
EMEA	292.1	256.5	14%	787.2	731.7	8%
Asia Pacific	140.3	139.3	1%	407.6	404.5	1%
	$718.4	$675.6	6%	$2,034.1	$1,933.0	5%
CooperVision's growth in net sales in the Americas and EMEA was primarily attributable to market gains of silicone hydrogel contact lenses. The growth in EMEA was positively impacted by favorable foreign exchange rate fluctuations. Refer to CooperVision Net Sales by Category above for further discussion.
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
CooperSurgical Net Sales by Category

Three Months Ended July 31,			2025 vs 2024 % Change
($ in millions)	2025	2024
Office and surgical	$204.8	$197.9	3%
Fertility	137.1	129.3	6%
	$341.9	$327.2	4%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,			2025 vs 2024 % Change
($ in millions)	2025	2024
Office and surgical	$609.5	$571.9	7%
Fertility	383.7	372.1	3%
	$993.2	$944.0	5%
In the three months ended July 31, 2025, office and surgical net sales increased primarily due to the acquisition of obp Surgical on August 1, 2024. Fertility net sales increased primarily due to an increase in revenue from consumable products.
In the nine months ended July 31, 2025, office and surgical net sales increased primarily due to increased sales of Paragard contraceptive intrauterine devices and the acquisition of obp Surgical on August 1, 2024. Fertility net sales increased primarily due to an increase in revenue from gamete services and consumable products.
The above growth experienced across all categories was positively impacted by favorable foreign exchange rate fluctuations of approximately $3.1 million for the three months ended July 31, 2025, while partially offset by unfavorable foreign exchange rate fluctuations of $2.5 million for the nine months ended July 31, 2025.
Gross Margin
Consolidated gross margin decreased in the three months ended July 31, 2025 to 65% compared to 66% in the three months ended July 31, 2024, primarily driven by inventory write-offs related to a product line exit. Consolidated gross margin remained flat at 67% in the nine months ended July 31, 2025 as compared to the nine months ended July 31, 2024.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Selling, General and Administrative (SGA) Expenses

Three Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$248.2	35%	$232.5	34%	7%
CooperSurgical	150.9	44%	127.1	39%	19%
Corporate	22.6	—	21.5	—	5%
	$421.7	40%	$381.1	38%	11%
Nine Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$715.0	35%	$679.9	35%	5%
CooperSurgical	423.6	43%	395.1	42%	7%
Corporate	70.0	—	67.3	—	4%
	$1,208.6	40%	$1,142.3	40%	6%
CooperVision's SGA expenses increased in the three and nine months ended July 31, 2025, compared to the three and nine months ended July 31, 2024, primarily due to increased selling activities.
CooperSurgical's SGA expenses increased in the three and nine months ended July 31, 2025, compared to the three and nine months ended July 31, 2024, primarily due to long-lived asset write-offs related to a product line exit and increased selling activities.
Corporate SGA expenses increased in the three months ended July 31, 2025, compared to the three months ended July 31, 2024, primarily due to an increase in salaries and benefits, partially offset by a decrease in professional fees.
Corporate SGA expenses increased in the nine months ended July 31, 2025, compared to the nine months ended July 31, 2024, primarily due to an increase in salaries and benefits.
Research and Development (R&D) Expenses

Three Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$24.3	3%	$21.6	3%	13%
CooperSurgical	20.3	6%	17.4	5%	17%
	$44.6	4%	$39.0	4%	14%
Nine Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$72.4	4%	$63.2	3%	15%
CooperSurgical	58.4	6%	54.2	6%	8%
	$130.8	4%	$117.4	4%	11%
CooperVision's R&D expenses increased in the three and nine months ended July 31, 2025, compared to the three and nine months ended July 31, 2024, primarily due to an increase in R&D projects spend. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
CooperSurgical's R&D expenses increased in the three and nine months ended July 31, 2025, compared to the three and nine months ended July 31, 2024, primarily due to an increase in R&D project spend, partially offset by a decrease in MDR costs. CooperSurgical's R&D activities are primarily focused on the development of surgical devices and fertility solutions, manufacturing technology and process enhancements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Amortization Expense

Three Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$5.1	1%	$7.9	1%	(35)%
CooperSurgical	44.9	13%	42.5	13%	6%
	$50.0	5%	$50.4	5%	(1)%
Nine Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$15.0	1%	$23.3	1%	(36)%
CooperSurgical	134.4	14%	127.7	14%	5%
	$149.4	5%	$151.0	5%	(1)%
CooperVision's amortization expense decreased in the three and nine months ended July 31, 2025, compared to the three and nine months ended July 31, 2024, primarily due to certain intangible assets being fully amortized.
CooperSurgical's amortization expense increased in the three and nine months ended July 31, 2025, compared to the three and nine months ended July 31, 2024, primarily due to the amortization of intangible assets acquired through acquisitions in the second half of fiscal 2024.
Operating Income

Three Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$202.6	28%	$172.7	26%	17%
CooperSurgical	(4.2)	(1)%	41.3	13%	(110)%
Corporate	(22.7)	—	(21.5)	—	6%
	$175.7	17%	$192.5	19%	(9)%
Nine Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
CooperVision	$572.9	28%	$487.7	25%	17%
CooperSurgical	39.7	4%	86.9	9%	(54)%
Corporate	(70.1)	—	(67.3)	—	4%
	$542.5	18%	$507.3	18%	7%
CooperVision's operating income increased in the three and nine months ended July 31, 2025, compared to the three and nine months ended July 31, 2024, primarily due to the increase in net sales outpacing the increase in operating expenses.
CooperSurgical's operating income decreased in the three months ended July 31, 2025, compared to the three months ended July 31, 2024, primarily due to inventory and long-lived asset write-offs related to a product line exit. CooperSurgical's operating income decreased in the nine months ended July 31, 2025, compared to the nine months ended July 31, 2024, primarily due to inventory and long-lived asset write-offs related to a product line exit and an increase in amortization expense.
Corporate operating loss increased in the three months ended July 31, 2025, compared to the three months ended July 31, 2024, primarily due to higher salaries and benefits expenses, partially offset by a decrease in professional fees.
Corporate operating loss increased in the nine months ended July 31, 2025, compared to the nine months ended July 31, 2024, primarily due to higher salaries and benefits expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
Interest expense	$25.4	2%	$28.5	3%	(11)%
Nine Months Ended July 31,					2025 vs 2024 % Change
($ in millions)	2025	% Net Sales	2024	% Net Sales
Interest expense	$75.6	2%	$87.3	3%	(13)%
Interest expense decreased during the three and nine months ended July 31, 2025, compared to the three and nine months ended July 31, 2024, primarily due to lower interest rates and lower average debt balances.
Other Expense, Net

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2025	2024	2025	2024
Foreign exchange loss (gain)	$1.5	$(0.5)	$5.7	$3.2
Other (income) expense, net	(3.1)	0.8	11.5	3.1
	$(1.6)	$0.3	$17.2	$6.3
Foreign exchange loss during the three and nine months ended July 31, 2025 was primarily due to movements of U.S. dollar against various foreign currencies and the effect on intercompany receivables and payables. Foreign exchange loss (gain) during three and nine months ended July 31, 2024 was primarily associated with the weakening of the U.S. dollar against foreign currencies and the effect on intercompany receivables.
Other (income) expense, net decreased in the three months ended July 31, 2025 compared to the three months ended July 31, 2024, primarily due to a gain in minority interest investments. Other expense, net increased in the nine months ended July 31, 2025 compared to the nine months ended July 31, 2024, primarily due to a $15.7 million loss on the disposal of a minority interest investment.
Provision for Income Taxes
The effective tax rates for the three months ended July 31, 2025, and July 31, 2024, were 35.3% and 36.1%, respectively. The decrease was primarily due to adjustments related to filing the prior year US tax return partially offset by changes in the geographical composition of pre-tax earnings. The effective tax rates for the nine months ended July 31, 2025, and July 31, 2024, were 35.4% and 33.6%, respectively. The increase was primarily due to changes in valuation allowance and a decrease in excess tax benefits from share-based compensation, partially offset by changes in unrecognized tax benefits and changes in the geographic composition of pre-tax earnings.
The One Big Beautiful Bill Act was enacted in the United States during the third quarter of fiscal 2025. It is not expected to have a material impact on the tax provision.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity
Working capital as of July 31, 2025 and October 31, 2024 was $1,127.7 million and $928.7 million, respectively. The increase in working capital was primarily due to increases in inventories and accounts receivable, partially offset by an increase in short-term debt.
Cash Flow

Nine Months Ended July 31,
($ in millions)	2025	2024
Operating activities	$548.2	$441.2
Investing activities	(274.1)	(523.0)
Financing activities	(261.5)	67.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash	4.6	3.1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$17.2	$(11.1)
Operating Cash Flow
Cash provided by operating activities in the first nine months of fiscal 2025 increased compared to the first nine months of fiscal 2024, primarily due to increases in net income and net changes in deferred income taxes and operating capital. The net changes in operating capital included an increase in cash collection and a decrease in prepaid and other assets, partially offset by an increase in inventories.
Investing Cash Flow
Cash used in investing activities in the first nine months of fiscal 2025 decreased compared to the first nine months of fiscal 2024, primarily attributable to $200 million cash paid for the Cook Medical acquisition in the first nine months of fiscal 2024.
Financing Cash Flow
Cash used in financing activities in the first nine months of fiscal 2025 was primarily attributable to net repayments on the revolving credit, the repurchase of common stock and the first installment payment related to the Cook Medical acquisition.
Cash provided by financing activities in the first nine months of fiscal 2024 was primarily attributable to funds received from the 2024 Revolving Credit Facility, partially offset by repayments to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility.
The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of July 31, 2025:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
Revolving Credit:
2024 Revolving Credit	$2,300.0	$930.2	$—	$1,369.8	May 1, 2029
Term loan:
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,800.0	$2,430.2	$—	$1,369.8
As of July 31, 2025, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement). The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
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
Share Repurchase
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of July 31, 2025, $163.6 million remains authorized for repurchase.
During the three and nine months ended July 31, 2025, the Company repurchased 0.7 million and 1.2 million shares of its common stock for $52.2 million and $92.8 million, at a weighted average price of $71.97 and $73.51 per share, respectively. There were no share repurchases the three and nine months ended July 31, 2024.
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
At July 31, 2025, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $26.2 million in operating income for the fiscal quarter ended July 31, 2025. See Note 12. Financial Derivatives and Hedging of the Consolidated Condensed Financial Statements for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR. As of July 31, 2025, we had outstanding debt for an aggregate carrying amount of $2.5 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the third quarter of fiscal 2025. See Note 5. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) are not effective as of July 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
Except as set forth above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our third quarter of fiscal 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is included in Note 10. Contingencies of the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Our business faces significant risks. These risks include those referenced below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this report.
Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2017, the authorization under the 2012 Share Repurchase Program was increased to $1.0 billion by the Company's Board of Directors. As of July 31, 2025, $163.6 million remains authorized for repurchase.
The following table provides information about the shares repurchased by the Company for the three months ended July 31, 2025:

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (in thousands)	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
June 1, 2025 to June 30, 2025	237.0	$69.65	237.0	$199.3
July 1, 2025 to July 31, 2025	487.2	$73.10	487.2	$163.6
Total	724.2	$73.51	724.2
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended July 31, 2025, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months period ended July 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: August 28, 2025	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 28, 2025	/s/ Agostino Ricupati
Agostino Ricupati
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)