Form 10-K
period 2025-10-31
COOPER COMPANIES, INC.
filed 2025-12-05
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K
________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2025

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

As of April 30, 2025, the last business day of registrant's most recently completed second fiscal quarter, the aggregate market value of shares of the registrant's common stock held by non-affiliates was $16.2 billion.

Number of shares outstanding of the registrant's common stock, as of December 1, 2025: 195,978,026.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in April 2026	Part III
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K
for the Fiscal Year Ended October 31, 2025

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These include statements relating to plans, prospects, goals, strategies, future actions, events or performance and other statements which are other than statements of historical fact, including: statements regarding the expected impact of global macroeconomic conditions, and statements regarding acquisitions (including the acquired companies' financial position, market position, product development and business strategy, expected cost synergies, expected timing and benefits of the transaction, difficulties in integrating entities or operations, as well as estimates of our and the acquired entities' future expenses, sales and earnings per share) that are forward-looking. In addition, all statements regarding anticipated growth in our net sales, anticipated effects of any product recalls, anticipated market conditions, planned product launches, restructuring or business transition expectations, regulatory plans, and expected results of operations and integration of any acquisition are forward-looking. To identify these statements, look for words like “believes,” “outlook,” “probable,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates” or “anticipates” and similar words or phrases. Forward-looking statements necessarily depend on assumptions, data or methods that may be incorrect or imprecise and are subject to risks and uncertainties. Among the factors that could cause our actual results and future actions to differ materially from those described in forward-looking statements are those described in our Securities and Exchange Commission filings, including the “Business,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections in this Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as such Risk Factors may be updated in quarterly filings.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 1. Business.

OVERVIEW

The Cooper Companies, Inc. (Cooper, we or the Company), is a leading global medical device company focused on helping people experience life's beautiful moments. Headquartered in San Ramon, California, Cooper sells products in over 130 countries and positively impacts over fifty million lives each year.

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

CooperVision is a global manufacturer providing products for contact lens wearers. CooperVision develops, manufactures and markets a broad range of single-use, two-week and monthly contact lenses, featuring advanced materials and optics. CooperVision designs its products to address vision challenges such as astigmatism, presbyopia and myopia with a broad collection of spherical, toric and multifocal contact lenses. CooperVision offers contact lenses in materials like silicone hydrogel Aquaform technology. CooperVision also manufactures and markets myopia management products, including the internally developed MiSight 1 day lens, as well as other specialty eyecare products such as orthokeratology (ortho-k) and scleral lenses. In November 2019, the MiSight 1 day contact lens became the first and only product approved by the United States Food and Drug Administration (FDA) for slowing the progression of myopia in children aged 8-12 at the initiation of treatment. CooperVision received approval for use of the MiSight 1 day lens in China from Chinese National Medical Products Administration (NMPA) in August 2021 and in Japan from the Japanese Ministry of Health, Labour and Welfare (MHLW) in August 2025. CooperVision’s major manufacturing and distribution facilities are located in Belgium, Costa Rica, Hungary, Puerto Rico, the United Kingdom and the United States, with other smaller facilities in multiple locations around the world.

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

In order to achieve a comfortable and healthier lens wearing experience, CooperVision products are sold with recommended wearing and replacement schedules, often referred to as modalities, with the primary modalities being single-use lenses designed for one-day use and frequent replacement (FRP) lenses designed for two-week and monthly replacement. CooperVision offers spherical, toric, multifocal and toric multifocal lens products in most modalities and in a wide range of lens parameters.

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

Single-use lenses

CooperVision markets single-use silicone hydrogel lenses under our MyDay brand and our clariti 1 day brand. The MyDay brand is our premium line of 1-day silicone hydrogel lenses and offers spherical (including MyDay Energys), toric, and multifocal lenses. The clariti 1-day brand is our most affordable line of silicone hydrogel 1-day lenses and offers spherical, toric, and multifocal lenses. CooperVision also offers traditional single-use hydrogel lenses under our Proclear and Biomedics brands.

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

We believe that myopia management opens up an attractive new market for contact lenses. With MiSight, we offer the only contact lens approved by the FDA1, Chinese NMPA, Japanese MHLW to slow the progression of, and correct, myopia in age-appropriate children. This is a critical differentiator as the proactive management of myopia becomes standard-of-care within the eye care community to help reduce the progression of myopia in children, along with reducing the risks of long-term eye health problems associated with myopia such as cataracts, retinal detachment, and macular degeneration. We are investing to develop this new market by educating eye care practitioners, patients and their families, which increases awareness.

CooperVision is focused on greater worldwide market penetration of recently introduced products, and we continue to expand our presence in existing and emerging markets.

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

CooperSurgical distributes its products and services worldwide through OB/GYN and medical offices, hospital and ambulatory surgery centers and fertility clinics, as well as direct-to-consumer. A focus area for CooperSurgical is key accounts, which include large group practices, integrated delivery networks and certain buying groups within the office/surgical business and fertility clinic networks within the fertility business. We believe our portfolio of offerings and focus on service, quality and clinical education will help increase our share of business within these key account groups.

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

Paragard is a hormone-free intrauterine device (IUD) offered by CooperSurgical exclusively in the United States that prevents pregnancy for up to ten years using copper as the only active ingredient.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

CooperVision Competition

CooperVision competes in the spherical, toric and multifocal lens categories of the contact lens worldwide market against Johnson & Johnson Vision Care, Inc., Alcon Inc., Bausch + Lomb as well as other smaller companies with limited product offerings. To a lesser extent, CooperVision also competes with manufacturers of eyeglasses and providers of other forms of vision correction including ophthalmic surgery. We believe that in order to compete successfully in the numerous categories of the contact lens market, companies must offer differentiated products that are priced competitively and manufactured efficiently. CooperVision competes in its markets by producing high, medium and low-volume lenses made with a variety of materials for a broader range of market niches, as well as offering a wide range of lens parameters, leading to a higher rate of successful fitting for practitioners and better visual acuity for patients. Our ability to compete successfully with a full range of silicone hydrogel products is an important factor to achieving success in our business. We also compete based on our customer and professional services.

CooperSurgical Competition

CooperSurgical focuses on selected segments of the fertility and women's health care market with a diversified portfolio including fertility products and services, medical devices, cryostorage (such as cord blood and cord tissue storage) and contraception. CooperSurgical's strategy includes developing and acquiring new solutions to complement our current offerings. In the fertility market, CooperSurgical competes against Vitrolife Group, Nexpring, and Fairfax Cryobank and Fairfax EggBank. We also compete with fertility clinics offering their own services. Larger companies such as Johnson & Johnson, Baxter International, Medtronic and Hologic have offerings that compete with our medical device products. In the stem cell storage field, we compete primarily with ViaCord, a division of Revvity, in the United States, as well as other smaller companies with limited product offerings globally. With Paragard, we compete with manufacturers of hormonal IUDs including Bayer and AbbVie, Long Acting Reversible Contraceptives including Organon, and other forms of birth control. A non-hormonal IUD, Miudella, which has been FDA approved and not currently in the market, will compete with Paragard in the future. Further, the continued consolidation of medical offices and fertility clinics may impact the competition for our products and services.

RESEARCH AND DEVELOPMENT

The Company employs approximately 500 people in research and development. CooperVision's product development and clinical research is supported by internal and external specialists in lens design, formulation science, polymer chemistry, engineering, clinical trials, microbiology and biochemistry. CooperVision's research and development activities primarily include programs to develop new contact lens designs, myopia management, and manufacturing technologies, along with improving formulations and existing products.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Regulation in the United States

Medical Devices and In Vitro Diagnostic Devices

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

In the United States, under the FDCA and the FDA’s regulatory framework, in vitro diagnostic devices (IVDs) are a type of medical device that can be used in the diagnosis or detection of diseases, such as cancer, or other conditions. The FDA had previously considered Laboratory Developed Tests (LDTs) to be a subset of IVDs that are designed, manufactured, and used within a single laboratory. In May 2024, the FDA issued the LDT Final Rule to amend its regulations to make explicit its finding that LDTs are devices under the FDCA. Along with this amendment, the FDA issued a policy under which the FDA would provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the FDA’s LDT Final Rule, holding that LDTs are medical test services, not devices, and that oversight authority for laboratory testing resides with the Centers for Medicare & Medicaid Services (CMS) under the Clinical Laboratory Improvement Amendments of 1988 (CLIA). The FDA declined to appeal the decision and, on September 19, 2025, formally rescinded the LDT Final Rule. As we operate a genetic testing laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the CLIA, we are required to hold a certificate applicable to the type of laboratory tests we perform and to comply with standards applicable to our operations, including test processes, personnel, facilities administration, equipment maintenance, recordkeeping, quality systems and proficiency testing. We have current certification under CLIA to perform testing at our New Jersey facility. In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our laboratory under state law.

As a manufacturer of connected medical devices, we are subject to evolving cybersecurity regulations and guidance issued by the FDA, including the final guidance titled Cybersecurity in Medical Devices: Quality System Considerations and Content of Premarket Submissions (September 2023, updated June 2025). Under Section 524B of the FDCA, effective March 29, 2023, all new premarket submissions and previously authorized devices undergoing new FDA review must comply with enhanced cybersecurity requirements. These include:

•A comprehensive cybersecurity risk management plan;
•A detailed Software Bill of Materials (SBOM), listing all software components—including third-party and open-source elements—to support vulnerability tracking;
•Documentation of secure and reliable update mechanisms;
•Evidence of integration of cybersecurity into the device’s quality system as a core design control; and
•Consideration of both premarket and postmarket cybersecurity risks throughout the product lifecycle.

These requirements reflect FDA’s emphasis on “security by design” and the implementation of a Secure Product Development Framework to ensure resilience against emerging threats. We are following leading cybersecurity standards and practices to guide our strategies, processes, technologies and controls. Our goal is to support the safety, security, and reliability of our connected medical devices while adapting to evolving threats and regulatory expectations.

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

In addition to federal directives, there is a complex and evolving patchwork of state laws and regulations governing the use, storage, and disposition of human reproductive materials, including embryos, gametes, and other human tissue. States vary widely in their approaches to assisted reproductive technologies, including IVF, embryo cryopreservation, and gamete donation. As state legislatures continue to respond to evolving ethical, legal, and technological considerations, ongoing monitoring and adaptation are essential to maintaining compliance and continuity of care.

Pharmaceutical Products

In the United States, the FDA regulates pharmaceutical products under the FDCA and its implementing drug regulations. Although Paragard is a drug-device combination product, the FDA has determined that the primary mode of action for

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Paragard is the drug component and the product is therefore regulated by the FDA’s Center for Drug Evaluation and Research under applicable drug regulations. The process required by the FDA before a drug may be marketed in the United States generally involves numerous and time-consuming steps, including preclinical laboratory tests, human clinical trials, FDA reviews, and facility inspections.

Any drug products manufactured or distributed by us pursuant to New Drug Application (NDA) approvals are subject to continuing regulation by the FDA as the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. After approval of an NDA, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to further testing requirements and prior FDA review and approval. Drug manufacturers and their subcontractors are also required to maintain compliance with current good manufacturing practices (cGMPs) and other requirements, including requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain ongoing compliance. In addition, the FDA closely regulates the marketing, promotion and distribution of pharmaceutical products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Medical Device and In Vitro Diagnostic Medical Device Regulation in the EU

Until May 25, 2021, medical devices sold in the EU were regulated by the Medical Device Directive (the EU MDD), which has been repealed and replaced by the EU MDR. Similarly, the EU has adopted the IVDR, which repealed and replaced the In Vitro Diagnostic Medical Device Directive (the EU IVDD) and became applicable on May 26, 2022. The majority of our current certificates have been granted under the EU MDD and the EU IVDD. Due to the unattainable nature of the deadlines for recertification of medical devices under the EU MDR and the EU IVDR, EU institutions have extended the transition periods for devices certified in accordance with the previous Directives, including the EU MDD and the EU IVDD, through legislative amendments of the transitional provisions of the EU MDR and EU IVDR. Therefore, devices lawfully placed on the market pursuant to the EU MDD and EU IVDD may generally continue to be made available on the market or put into service provided that the requirements of transitional provisions are fulfilled. Pursuing marketing of medical devices (including IVDs) in the EU will require that our devices be certified under the new regimes set forth in the EU MDR and the EU IVDR.

In the EU, the safety and performance of medical devices (including IVDs) are evaluated by the designated notified bodies via the submission of technical dossiers, depending on the product classifications. A declaration of conformity to the EU MDD or EU MDR is drawn out as a basis for European conformity marking (CE Mark). All medical devices placed on the EU market must meet general safety and performance requirements, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and, where applicable, other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

Compliance with the general safety and performance requirements is also a prerequisite for CE mark, without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Following Brexit, the UK Medicines and Healthcare products Regulatory Agency (MHRA) published the MHRA Medical Devices Regulatory Reform: Roadmap to Implementation which describes phased updates to the UK medical device and IVD regulatory framework. These updates include new pre-market regulatory requirements and enhanced postmarket surveillance processes. On June 16, 2025, strengthened postmarket surveillance requirements came into force for medical devices. In 2025, the MHRA also held a consultation considering proposals to update the premarket requirements for medical devices and IVDs covering four topics, namely: (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed (UKCA) mark and, in particular, proposals to remove the requirement to place UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. In July 2025, the MHRA published a response to the consultation confirming that it will incorporate the results of this consultation into new UK legislation for medical devices and IVDs. Notable implications of this include:

•Medical devices in compliance with the EU MDD can continue to be placed on the UK market until the sooner of CE certificate expiration or June 30, 2028;
•Medical devices in compliance with the EU MDR can continue to be placed on the market until the sooner of CE certificate expiration or June 30, 2030;
•Certain IVDs in compliance with the EU IVDD or the EU IVDR can continue to be placed on the Great Britain market until the sooner of CE certificate expiration or June 30, 2030; and
•The allocation, registration and labeling of Unique Device Identifiers (UDIs) may replace the requirement to physically affix the UKCA mark to medical devices and IVDs.

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

Coverage and Reimbursement

Market acceptance and sales of our CooperSurgical products to our customers, who primarily consist of hospitals and surgery centers, OB/GYN medical offices and fertility clinics, will depend on the availability of payor coverage and the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

adequacy of reimbursement, for the procedures using our products, by government insurance programs and other third-party payors. Payor coverage and reimbursement for procedures using medical devices in the United States and international markets vary significantly by country. With respect to drug coverage and reimbursement, third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of drugs, in addition to their safety and efficacy. We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. Likewise, coverage decisions can vary widely by payor and may be subject to frequent updates. Reimbursement levels may be reduced or eliminated altogether, and coverage may be denied or restricted based on clinical guidelines, cost-effectiveness assessments, or changes in regulatory classification. Even the perception of potential changes in coverage—such as proposed rulemaking, draft guidance, or litigation affecting reimbursement frameworks—can lead to volatility in demand, as providers and patients may delay or avoid use of our products pending greater clarity.

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

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. Passed in March 2010, the Patient Protection and Affordable Care Act (the ACA) substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical, medical device and clinical laboratory industries. Additionally, there has recently been heightened scrutiny by governmental authorities, individual hospitals, and third-party payors over product prices, which has resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. The Inflation Reduction Act of 2022 (IRA) continues to be implemented, with Medicare drug price negotiations expanding in scope. Beginning in 2026, negotiated prices for selected high-cost drugs will take effect, and the out-of-pocket cap for Medicare Part D enrollees will rise to $2,100. Additionally, manufacturers are subject to inflation-based rebates for price increases that exceed inflation benchmarks. These provisions are expected to exert downward pressure on drug pricing and may influence commercial strategies for affected products.

Further, the One Big Beautiful Bill Act of 2025 (OBBBA) introduced significant changes to Medicaid and ACA marketplace eligibility, including new verification and work requirements, and reductions in federal support for medical education and physician reimbursement. These changes may affect patient access to care and alter the reimbursement environment for providers and manufacturers.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

CooperSurgical's products are marketed by a network of dedicated field sales representatives, inside sales and distributors. CooperSurgical augments its sales and marketing activities by participating in national and regional industry trade shows, professional educational programs and internet promotions including e-commerce, search and social media and collaborative efforts with professional organizations, telemarketing, direct mail and advertising in professional journals. Since the addition of donor gametes, Paragard and cord blood and cord tissue storage services, CooperSurgical has also expanded its awareness campaigns to include direct-to-consumer elements including print, internet/social media and radio.

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

DEPENDENCE ON CUSTOMERS

No customer accounted for 10% or more of our consolidated net revenue in fiscal 2025 and 2024. See Note 12. Business Segment Information of the Consolidated Financial Statements for additional information.

SEASONALITY

CooperVision and CooperSurgical net sales in the fiscal first quarter, which runs from November 1 through January 31, are typically lower than subsequent quarters, as patient traffic to practitioners' offices, fertility clinics, and hospitals/surgery centers for surgical procedures is less during the holiday season.

HUMAN CAPITAL RESOURCES

As of October 31, 2025, we had a workforce of more than 15,000. Our employees are located around the world, with 52% in Americas, 42% in EMEA and 6% in Asia Pacific. Human capital management areas of focus include a people-focused culture; embedding connection and belonging; fostering an environment of health, safety, and well-being; investing in and developing our employees through training and engagement. Our employees are a key differentiator in our overall strategy. We believe we have good relations with our workforce, and we invest in our workforce to meet current and future business objectives, always driving towards our goal of being a global employer of choice.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

The chart below shows percentage of employees located in Americas, EMEA and Asia Pacific as of October 31, 2025.
Connection and Belonging

We believe that an inclusive work environment that truly appreciates the diversity of employees’ talents, experiences, and ideas leads to more innovation and progress. Through our Connection & Belonging (C&B) strategy, we drive a culture where individual qualities and backgrounds are highly valued and respected, and our employees feel a sense of belonging. Our C&B strategy includes initiatives to promote C&B conversations and training to inform and educate our workforce, forming communities of advocates and allies to help advance our culture, and completion of various reviews of our programs to minimize the impact of unconscious bias on our reward decisions. Our commitment to C&B starts with our executives and is further executed through local initiatives in order to create sustainable change.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

A significant portion of our current operations are conducted and located outside the United States, and our growth strategy involves expanding our existing foreign operations and entering into new foreign jurisdictions. We have significant manufacturing and distribution sites in North America, Latin America and Europe. Approximately half of our net sales for the fiscal years ended October 31, 2025, and 2024, were derived from the sale of products outside the United States. We believe that sales outside the United States will continue to account for a material portion of our total net sales for the foreseeable future. International operations and business expansion plans are subject to numerous additional risks, including the following:

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

Economic and trade sanctions, including tariff and import/export regulations by the U.S. and foreign governments, could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

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

Changes in import and export policies, including new, increased or retaliatory tariffs, sanctions and countersanctions and customs restrictions by the U.S. and foreign governments, may disrupt our supply chain, adversely affect our relationships with customers and impact our competitiveness. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes. If we are unable to effectively manage these risks, our business, financial condition and results of operations could be materially and adversely affected.

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

We manufacture a significant portion of the medical device products we sell. Any prolonged disruption in the operations of our existing manufacturing or distribution facilities or our fertility and stem cell storage facilities, whether due to work stoppages, technical or labor difficulties, integration difficulties, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events), enforcement action by the FDA or other regulatory body if we are found to be in non-compliance with current cGMP, QSR or similar foreign requirements or other reasons, could have a material adverse effect on our business. In addition, materials such as silicone hydrogel require improvements to our manufacturing processes to make them cost-effective. While we have improved our manufacturing capabilities for our silicone hydrogel products, our failure to continue to develop improvements to our manufacturing processes and reduce our cost of goods could significantly impact our ability to compete. Conversely, constrained, excess or idle capacity, which could result from acquisitions, unexpected demand, inaccurate sales forecasting or unexpected manufacturing efficiencies, could significantly impact our profitability, capital investments, customer service levels and near-term financial condition.

CooperVision manufactures molded contact lenses, which represent the majority of our contact lens revenues, primarily at our facilities in Costa Rica, Hungary, Puerto Rico, the United Kingdom and the United States, with other smaller facilities also existing in multiple locations around the world. CooperSurgical manufactures the majority of its products in Costa

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We previously identified a material weakness in our internal control over financial reporting related to an ineffective information technology (IT) general control for the U.S. operations within the CooperSurgical segment which was remediated as of October 31, 2025. We may experience additional material weakness in the future which could affect our ability to record, process and report financial information accurately and prepare financial statements within required time periods and could subject us to litigation or investigations, negatively affect investor confidence and adversely impact our stock price.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during fiscal 2024, management concluded our internal control over financial reporting was not effective as of October 31, 2024 due to a material weakness in IT general controls for the CooperSurgical operations in the U.S. primarily related to the implementation and maintenance of certain enterprise resource planning systems during fiscal 2024. The material weakness resulted from not having a sufficient complement of its personnel, inadequate training of personnel and ineffective assessment of the risks related to change management, user control monitoring and segregation of duties in the affected IT environment. Manual controls that rely on system-generated data or reports from the affected IT environment or process level automated controls in the affected IT environment were ineffective because they could have been adversely impacted. In response to the material weakness, management, with the oversight of the Audit Committee, implemented steps to remediate the material weakness. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to reputational harm, legal claims or proceedings, regulatory investigations and enforcement actions, significant costs from remedial actions, additional management resources, and payment of legal and other expenses, negatively affect investor confidence in our financial statement and adversely impact our stock price.

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

We rely on independent suppliers and third-party logistics providers in our supply chain for raw materials, packaging materials and components, mechanical equipment and some finished goods; we could experience inventory shortages if any of these suppliers encounter a manufacturing or distribution disruption.

Our businesses utilize various chemicals, packaging materials, components, parts and raw materials which are generally available from more than one source. However, in certain instances we acquire components and materials from sole or primary suppliers to make our silicone hydrogel contact lens, certain medical devices and IVF products. We also source mechanical equipment and in certain instances finished goods from original equipment manufacturers. Supply of these goods, items and materials is protected by contractual agreements, availability of alternative suppliers and/or safety stocks. However, if current suppliers fail to supply sufficient goods, items or materials to us on a timely basis, or at all for any reason, we could experience inventory shortages and disruption in our supply of products. For example, among other situations, some of the primary material used to make our silicone hydrogel contact lens products, including MyDay,

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Biofinity, Avaira and clariti, are supplied by few or sole suppliers, and the failure of a key or sole supplier to timely supply sufficient items and materials necessary for the manufacture of our silicone hydrogel contact lenses could in turn disrupt our supply of those lenses to the market, which would have a material adverse effect on our business.

Our supply chain and our cost of goods also may be negatively impacted by unanticipated price increases due to factors such as inflation, including wage inflation, or to supply restrictions beyond our control or the control of our suppliers.

We also rely on third-party logistics providers for storage and distribution of our components and products. Because we have limited control over their operations, any disruption in these relationships—whether due to labor shortages, transportation delays, capacity constraints—could adversely affect our ability to deliver products to customers on time and result in increased costs, reputational harm and potential liability. If we are unable to promptly transition to alternative providers in the event of a disruption, our business, financial condition, and results of operations could be materially and adversely affected.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

CooperSurgical competes with a number of manufacturers and service providers in its women’s family health care market areas. Some of these competitors have substantially greater financial and personnel resources and sell a broader range of products, which may give them an advantage in marketing competitive products. In addition, some of CooperSurgical’s markets, such as genomics, contraception and cord blood and cord tissue storage, are characterized by rapid technological advancement. We face the risk that demand for our products will not grow or will decline if our competitors are more

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

successful than us at innovating in these and other areas. There is also a risk that emerging technologies or technology advancements could reduce the medical value of certain of our products and services, such as cord blood and cord tissue storage, which could adversely affect our business. In recent years, CooperSurgical has also expanded direct-to-consumer products and services, which requires implementing new competitive strategies and increases the importance of customer service and consumer reputation as competitive factors.

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

We and our facilities are subject to a broad range of U.S federal, state, local and foreign environmental laws and requirements, including those governing discharges to the air and water, the handling or disposal of solid and hazardous substances and wastes, remediation of contamination associated with the release of hazardous substances at our facilities and offsite disposal locations and occupational safety and health. We have made, and will continue to make, expenditures to comply with such laws and requirements. Future events, such as changes in existing laws and regulations, new laws and regulations or the enforcement thereof, or the discovery of contamination at our facilities, may give rise to additional compliance or remediation costs that could have a material adverse effect on our business. Such laws and requirements are constantly changing, are different in every jurisdiction and can impose substantial fines and sanctions for violations. As a manufacturer of various products, we are exposed to some risk of claims with respect to environmental matters, and we cannot be assured that material costs or liabilities will not be incurred in connection with any such claims.

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

In addition, new disclosure standards and rules related to ESG matters have been adopted and may continue to be introduced in various states and other jurisdiction. For example, the European Union Corporate Sustainability Reporting Directive (CSRD) became effective in 2023 and applies to both EU and non-EU entities. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. Further, the SEC adopted a final rule on the Enhancement and Standardization of Climate-Related Disclosures in March 2024. In March 2025, the SEC ended its defense of the climate-related disclosure rules adopted in March 2024.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

If we do not adapt to or comply with existing and/or new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our Company, and customers and consumers may choose to stop purchasing our products, which could have a material adverse effect on our reputation and business.

If we do not retain our key personnel and attract and retain other highly skilled employees, our business could suffer.

If we fail to recruit, develop and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. Our success also depends on our ability to recruit, develop, retain and motivate highly skilled sales, marketing, manufacturing engineering and scientific personnel. Competition for these persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. We are experiencing increasing challenges in building and retaining our workforce in certain markets, where pressure from inflation and competition have exacerbated turnover and retention trends. Labor shortages and competition for qualified personnel could cause disruptions in our business operations.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

In addition, the EU landscape concerning medical devices (including IVDs) has recently evolved and may be subject to further developments in 2026. A new set of two EU regulations have been adopted on April 5, 2017. On May 26, 2021, the EU MDR became applicable and replaced previous directives and established transitional provisions. The EU IVDR became applicable on May 26, 2022. However, the European institutions adopted subsequent regulations amending the EU IVDR for a gradual roll-out of the EU IVDR to prevent disruptions in the supply of IVDs. The EU IVDR fully applies since May 26, 2022, but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. Both regulations have been adopted to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices (including IVDs) and ensure a high level of safety and health while supporting innovation.

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

Following the end of the “Brexit” transitional period, from January 1, 2021, the MHRA became the UK’s independent regulatory agency for medical devices. Post-Brexit, amendments have been made to the existing UK medical devices legislation which require medical devices to be registered with the MHRA before being placed on the Great Britain market. Manufacturers based outside of the UK need to appoint a UK Responsible Person to register devices with the MHRA. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in Great Britain (England, Scotland and Wales) and continue to be based on EU law. However, consultations are underway which propose substantial reforms to the Great Britain regulatory regime for medical devices and IVDs, including with respect to market access and conformity assessment procedures. Any divergent requirements between the UK and the EU may increase the cost and complexity of running our business.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

On January 31, 2024, the FDA issued a final rule to amend the QSR regulations to align more closely with the International Organization for Standardization standards. Accordingly, this could impose additional or different regulatory requirements on CooperVision and CooperSurgical that could increase the costs of compliance or otherwise create competition that may negatively affect our business.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

We offer certain genetic testing services to help identify the likelihood of pregnancy as well as identify possible disorders or diseases of a child prior to birth, and we have historically marketed these tests as LDTs in the United States. As a result, our tests may be subject to the FDA’s enforcement of its medical device regulations and the applicable FDCA provisions. On May 6, 2024, the FDA published a final rule on the regulation LDTs, making explicit that LDTs are medical devices under the FDCA. Although since then the FDA has rescinded its prior rule regulating LDTs as medical devices, it is unclear whether the FDA may seek greater oversight of LDTs in other ways, which could increase costs and expenses or otherwise negatively affect our business.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or our failure to renew a CLIA certificate, or a state or foreign license or accreditation, could have a material and adverse effect on our diagnostic testing business, operating results and financial condition. Three federal agencies are responsible for administering the CLIA program in the United States: the CMS, the Centers for Disease Control and Prevention (CDC), and the FDA. The CMS in particular has the authority to impose a wide range of sanctions, including revocation of CLIA certification along with a bar on the ownership or operation of a CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we were to lose our CLIA certification or required state or foreign licensure, we would not be able to operate our clinical laboratory and conduct our tests, worldwide or in particular jurisdictions, which would adversely impact our diagnostic testing business, operating results, and financial condition.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Ongoing federal efforts to streamline government operations, including agency-wide efficiency programs, may further impact the resources and staffing levels available to the FDA. These changes could result in longer review times for our regulatory submissions. Any delays or disruptions in FDA review processes could adversely affect our product development timelines, market entry strategies, and overall business performance.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Our effective tax rate could fluctuate based on the geographic composition of income, which could significantly change based on our business results and acquisitions. Our effective tax rate could also fluctuate based on changes in estimates, changes in excess tax benefits from share-based compensation, changes in nondeductible expenses, changes in tax laws and the valuation of deferred tax assets and liabilities. These fluctuations could have an adverse effect on our financial results.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

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

Our cybersecurity program is led by our CIO, who has over 25 years of experience in information technology. Our CIO leads a credentialed and experienced Information Security team who has primary responsibility for our overall cybersecurity risk management program and who supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Enterprise Risk Leadership Team, including our Chief Operating Officer & General Counsel, and the Chief Financial Officer, is responsible for assessing and managing our material enterprise risks, including risks from cybersecurity threats.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Properties.

The following is a summary of Cooper's principal facilities as of October 31, 2025. We generally lease our office and operations facilities but own several manufacturing and research and development facilities, including 332,172 square feet in the United Kingdom, 347,329 square feet in Costa Rica, 115,000 square feet in Puerto Rico, 512,854 square feet in New York, 80,000 square feet in Arizona and 34,453 square feet in Texas. The following table lists those properties that we lease. Our lease agreements expire at various dates through the year 2045. We believe our properties are suitable and adequate for our businesses.

Location	Approximate Leased Square Feet	Operations
AMERICAS
United States:
California	119,433	Executive offices; CooperVision manufacturing and administrative offices; CooperSurgical research & development and administrative offices
New York	137,813	CooperVision distribution and administrative offices; CooperSurgical administrative offices
New Jersey	37,700	CooperSurgical research & development, distribution and administrative offices
Connecticut	267,737	CooperSurgical manufacturing, distribution and administrative offices
Arizona	90,000	CooperVision manufacturing
Texas	272,895	CooperSurgical manufacturing and distribution

Puerto Rico	682,650	CooperVision manufacturing, distribution and research & development
Canada	40,973	CooperVision manufacturing and administrative office; CooperSurgical distribution, research & development and administrative offices
Other Americas	89,576	CooperVision distribution, marketing and administrative offices; CooperSurgical manufacturing, distribution and administrative offices

EMEA
United Kingdom	352,964	CooperVision manufacturing, distribution, research & development and administrative offices; CooperSurgical distribution, research & development and administrative offices
Hungary	421,953	CooperVision manufacturing and distribution
Belgium	248,341	CooperVision distribution; CooperSurgical administrative office
Spain	181,145	CooperVision distribution and administrative office; CooperSurgical administrative office
Netherlands	282,515	CooperVision administrative offices; CooperSurgical distribution
Other EMEA	180,686	CooperVision distribution and administrative office; CooperSurgical administrative office and distribution

ASIA PACIFIC
Japan	120,669	CooperVision distribution, marketing, administrative offices and apartment; CooperSurgical marketing and research & development
Australia	55,557	CooperVision distribution and marketing; CooperSurgical distribution and research & development
China	50,663	CooperVision administrative office, distribution and apartment; CooperSurgical administrative office
Other Asia Pacific	65,053	CooperVision distribution, marketing and administrative office; CooperSurgical administrative office

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.10 per share, is traded on the Nasdaq under the symbol “COO.” As of December 1, 2025, there were 141 common stockholders of record.

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

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor 500 and the Standard & Poor's Health Care Equipment Index for the five-year period ended October 31, 2025. The graph assumes that the value of the investment in Cooper and in each index was $100 on October 31, 2020, and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Cooper Companies, Inc.,
the S&P 500 Index and the S&P Health Care Equipment Index

250
200
150
100
50
0
10/20
10/21
10/22
10/23
10/24
10/25
The Cooper Companies, Inc.
S&P 500
S&P Health Care Equipment

*$100 invested on October 31, 2020, in stock or index, including reinvestment of dividends.
Fiscal year ending October 31.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of October 31, 2025, $966.4 million remains authorized for repurchase.
The following table provides information about the shares repurchased by the Company for the three months ended October 31, 2025:

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (in thousands)	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
August 1, 2025 to August 31, 2025	399.4	$65.68	399.4	$137.4
September 1, 2025 to September 30, 2025	2,006.2	$67.08	2,006.2	$1,002.8
October 1, 2025 to October 31, 2025	517.9	$70.40	517.9	$966.4
Total	2,923.5	$67.48	2,923.5
Unregistered Sales of Equity Securities
None.
Equity Compensation Plan Information

The following table sets forth certain information as of October 31, 2025, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of October 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(3) (C)
Equity compensation plans approved by shareholders	5,444,288	$77.54	7,882,366
Equity compensation plans not approved by shareholders	—	—	—
Total	5,444,288	$77.54	7,882,366

(1) Includes (i) 1,211,579 shares subject to outstanding Restricted Stock Units (RSU), (ii) 744,980 shares subject to outstanding Performance Share Units (PSU), calculated at the maximum potential payout and (iii) 3,487,729 shares subject to outstanding options. Does not include rights to purchase shares under the 2019 Employee Stock Purchase Plan (the "2019 ESPP" or the "ESPP"), which depend on a number of factors described in the 2019 ESPP.

(2) The weighted-average exercise price is calculated based solely on the exercise prices of outstanding options and do not reflect shares to be issued upon the vesting of RSUs and PSUs, which have no exercise price.

(3) Includes (i) 4,315,716 shares available for issuance under the 2023 Plan, (ii) 3,499,807 shares available for issuance under the 2019 ESPP and (iii) 66,843 shares available for issuance under the 2020 Long Term Incentive Plan for Non-Employee Directors.
Item 6. Reserved

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note numbers refer to “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Results of Operations

In this section, we discuss the results of our operations for fiscal 2025 compared with fiscal 2024. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” For a discussion related to fiscal 2024 compared with fiscal 2023, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2024, which was filed with the SEC on December 6, 2024, and is available on the SEC's website at www.sec.gov and our Investor Relations website at investor.coopercos.com.

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
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal and toric multifocal contact lenses offered in materials like silicone hydrogel Aquaform technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care contact lens markets with myopia management contact lenses using its ActivControl technology and with products such as orthokeratology (ortho-k) and scleral lenses. CooperVision has FDA approval for its MiSight 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12. Further, CooperVision received Chinese NMPA approval for use of the MiSight 1 day lens in China and received MHLW approval for use of the MiSight 1 day lens in Japan. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
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
Net Sales

Net Sales Fiscal 2025 and 2024
$ (Millions)
$2,743.8
$2,609.4
$1,348.6
$1,286.0
$4,092.4
$3,895.4
CooperVision
CooperSurgical
Consolidated
Fiscal 2025
Fiscal 2024

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CooperVision Net Sales by Category

($ in millions)	2025	2024	2025 vs 2024 % Change
Toric and multifocal	$1,351.3	$1,257.2	7%
Sphere, other	1,392.5	1,352.2	3%
	$2,743.8	$2,609.4	5%
In the fiscal year ended October 31, 2025, the growth experienced across all categories was positively impacted by favorable foreign exchange rate fluctuations of approximately $16.0 million.
•Toric and multifocal grew primarily through the success of Biofinity and MyDay.
•Sphere, other grew primarily through MiSight and MyDay, offset by a decrease in legacy hydrogel products.
•"Other" products represented less than 1% of net sales in fiscal 2025 and 2024.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA and Asia Pacific.

($ in millions)	2025	2024	2025 vs. 2024 % Change
Americas	$1,124.3	$1,067.3	5%
EMEA	1,064.4	988.3	8%
Asia Pacific	555.1	553.8	—%
	$2,743.8	$2,609.4	5%
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
CooperSurgical Net Sales by Category

($ in millions)	2025	2024	2025 vs. 2024 % Change
Office and surgical	$824.0	$774.7	6%
Fertility	524.6	511.3	3%
	$1,348.6	$1,286.0	5%
In the fiscal year ended October 31, 2025, office and surgical net sales increased primarily due to increased sales of Paragard contraceptive intrauterine devices and the acquisition of obp Surgical on August 1, 2024. Fertility net sales increased primarily due to an increase in revenue from genomic services and gamete services.
Gross Margin
Consolidated gross margin decreased in fiscal 2025 to 66% compared to 67% in fiscal 2024, primarily driven by inventory and long-lived asset write-offs and severance costs related to workforce optimization initiatives.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative (SGA) Expenses

($ in millions)	2025	% Net Sales	2024	% Net Sales	2025 vs. 2024 % Change
CooperVision	$969.3	35%	$910.7	35%	6%
CooperSurgical	568.4	42%	534.2	42%	6%
Corporate	90.1	—	88.8	—	1%
	$1,627.8	40%	$1,533.7	39%	6%
CooperVision's SGA expenses increased in fiscal 2025 compared to fiscal 2024 primarily due to increased selling activities, severance costs related to workforce optimization initiatives, and long-lived asset write-offs.
CooperSurgical's SGA expenses increased in fiscal 2025 compared to fiscal 2024 primarily due to severance costs related to workforce optimization initiatives, increased selling activities, and long-lived asset write-offs.
Corporate SGA expenses increased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in severance costs related to workforce optimization initiatives.
Research and Development (R&D) Expenses

($ in millions)	2025	% Net Sales	2024	% Net Sales	2025 vs. 2024 % Change
CooperVision	$91.3	3%	$82.9	3%	10%
CooperSurgical	80.9	6%	72.2	6%	12%
	$172.2	4%	$155.1	4%	11%
CooperVision's R&D expenses increased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in R&D project spend. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology and process enhancements.
CooperSurgical's R&D expenses increased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in R&D project spend. CooperSurgical's R&D activities are primarily focused on the development of surgical devices and fertility solutions, manufacturing technology and process enhancements.
Amortization Expense

($ in millions)	2025	% Net Sales	2024	% Net Sales	2025 vs. 2024 % Change
CooperVision	$21.0	1%	$28.2	1%	(26)%
CooperSurgical	178.2	13%	173.0	13%	3%
	$199.2	5%	$201.2	5%	(1)%
CooperVision's amortization expense decreased in fiscal 2025 compared to fiscal 2024, primarily due to certain intangible assets being fully amortized.
CooperSurgical's amortization expense increased in fiscal 2025 compared to fiscal 2024, primarily due to the amortization of intangible assets acquired through acquisitions in the second half of fiscal 2024.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Income

($ in millions)	2025	% Net Sales	2024	% Net Sales	2025 vs. 2024 % Change
CooperVision	$729.6	27%	$676.2	26%	8%
CooperSurgical	43.4	3%	118.3	9%	(63)%
Corporate	(90.1)	—	(88.8)	—	1%
	$682.9	17%	$705.7	18%	(3)%
CooperVision's operating income increased in fiscal 2025 compared to fiscal 2024, primarily due to the increase in net sales outpacing the increase in operating expenses.
CooperSurgical's operating income decreased in fiscal 2025 compared to fiscal 2024, primarily due to inventory and long-lived asset write-offs, severance costs related to workforce optimization initiatives and an increase in amortization expense.
Corporate operating loss increased in fiscal 2025 compared to fiscal 2024, primarily due to an increase in severance costs related to workforce optimization initiatives.
Interest Expense

($ in millions)	2025	% Net Sales	2024	% Net Sales	2025 vs. 2024 % Change
Interest expense	$100.0	2%	$114.3	3%	(13)%
Interest expense decreased during fiscal 2025 compared to the prior year, primarily due to lower interest rates and lower average debt balances.
Other Expense, Net

($ in millions)	2025	2024
Foreign exchange loss	$8.0	$5.2
Other expense, net	8.4	3.9
	$16.4	$9.1
Foreign exchange loss was primarily due to movements of U.S. dollar against various foreign currencies and the effect on intercompany receivables and payables.
Other expense, net increased in fiscal 2025, primarily due to a loss on the disposal of a minority interest investment.
Provision for Income Taxes
The effective tax rates for fiscal 2025 and 2024 were 33.8% and 32.6%, respectively. The increase was primarily due to changes in valuation allowance and a decrease in excess tax benefits from share-based compensation, partially offset by changes in unrecognized tax benefits and changes in the geographic composition of pre-tax earnings.
The effective tax rate for fiscal 2025 and 2024 was higher than the U.S. federal statutory rate primarily due to foreign earnings subject to U.S. tax and foreign earnings in jurisdictions with different tax rates.
The One Big Beautiful Bill Act was enacted in the United States during the third quarter of fiscal 2025. It is not expected to have a material impact on the provision for income taxes.
See Note 6. Income Taxes for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY
Working capital at October 31, 2025, and October 31, 2024, was $993.6 million and $928.7 million, respectively. The increase in working capital was primarily due to increases in trade accounts receivable mainly driven by higher sales and timing of collections and inventories, partially offset by increases in accounts payable, employee compensation and benefits and short-term debt.
Cash Flow

($ in millions)	2025	2024	2023
Operating activities	$796.1	$709.3	$607.5
Investing activities	(372.9)	(764.6)	(449.0)
Financing activities	(425.9)	39.2	(173.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5.6	2.9	(2.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2.9	$(13.2)	$(17.7)
Operating Cash Flow
Cash provided by operating activities in fiscal 2025 increased compared to fiscal 2024, primarily due to changes in prepaid and other assets and an increase in non-cash add-back of long-lived asset write-offs.
Investing Cash Flow
Cash used in investing activities in fiscal 2025 decreased compared to cash used in investing activities in fiscal 2024, primarily attributable to $343.4 million cash paid for acquisitions in fiscal 2024.
Financing Cash Flow
Cash used in financing activities in fiscal 2025 was primarily attributable to the repurchase of common stock, net repayments on the revolving credit, and the first installment payment related to the Cook Medical acquisition.
Cash provided by financing activities in fiscal 2024 was primarily attributable to funds received from the 2024 Revolving Credit Facility, partially offset by repayments to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility. See Note 5. Financing Arrangements for further information.
The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of October 31, 2025:

(In millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
Revolving Credit:
2024 Revolving Credit	$2,300.0	$956.3	$5.3	$1,338.4	May 1, 2029
Term Loan:
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,800.0	$2,456.3	$5.3	$1,338.4
As of October 31, 2025, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement). The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. See Note 5. Financing Arrangements for further information.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Share Repurchase
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of October 31, 2025, $966.4 million remains authorized for repurchase.
In fiscal 2025, the Company repurchased 4.1 million shares of its common stock for $290.1 million, at a weighted average price of $69.30 per share under the program. In fiscal 2024, there were no share repurchases under the program. See Note 8. Stockholders’ Equity for additional information.
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
Contractual Obligations
As of October 31, 2025, our material cash requirements consisted of future payments for debt and related interests, income tax liabilities related to one-time transition tax, purchase obligations, operating lease and Retirement Income Plan.
We incur interest on a revolving loan and a term loan. Using the same interest rate of October 31, 2025, and assuming borrowings as of October 31, 2025, remain constant throughout all periods, these loans would result in interest payments of $98.7 million in the twelve months ending October 31, 2026, and $128.9 million in the years thereafter. See Note 5. Financing Arrangements for additional information related to debt and interests.
Income tax liabilities related to the one-time transition tax resulted from the enactment of the 2017 U.S. Tax Act and are payable in annual installments through fiscal 2026. The installment for fiscal 2025 is classified in "Other current liabilities" in our Consolidated Balance Sheet. See Note 6. Income Taxes for the expected one-time transition tax payments.
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and includes obligations for inventory, capital expenditures and other operating expense commitments. As of October 31, 2025, we had purchase obligations of $585.1 million, with $279.3 million payable within the twelve months ending October 31, 2026.
The minimum future payments for operating leases are disclosed in Note 2. Operating Leases and the expected future benefit payments for our Retirement Income Plan through 2035 are disclosed in Note 10. Employee Benefits.

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
•Income taxes - Income taxes are estimated based on enacted income tax laws and the results of operations in each jurisdiction. Deferred tax assets and liabilities are estimated based on temporary differences between the financial reporting basis and income tax basis of assets and liabilities. Judgment is required in measuring the value of deferred tax assets, which are reduced by a valuation allowance to the extent it is more likely than not that the tax benefits are not expected to be realized, including tax credits and net operating loss carryforwards expected to expire before they can be claimed or deducted. For uncertain tax positions, judgment is required in evaluating tax positions for uncertainty in the application of accounting guidance and tax laws. A tax benefit is recognized if it is more likely than not a tax position will be sustained based on its technical merits in a tax authority examination, based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority.
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
At October 31, 2025, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $114.4 million in operating income for the fiscal year ended October 31, 2025. Refer to Item 1A. Risk Factors - "Our substantial and expanding international operations are subject to uncertainties which could affect our business." and Note 1. Organization and Significant Accounting Policies for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on our revolving lines of credit and term loans may vary with the federal funds rate and SOFR. As of October 31, 2025, we had outstanding debt for an aggregate carrying amount of $2.5 billion. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the fourth quarter of fiscal 2025. Refer to Item 1A. Risk Factors - "We are vulnerable to interest rate risk with respect to our debt." and Note 5. Financing Arrangements for further information.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
The Cooper Companies, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Cooper Companies, Inc. and subsidiaries (the Company) as of October 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the sufficiency of audit evidence over inventories and net sales
As discussed in Notes 1 and 12 to the consolidated financial statements and disclosed in the consolidated balance sheet and consolidated statement of income, the Company recorded $846.0 million in inventories and $4,092.4 million in net sales as of and for the year ended October 31, 2025, respectively. Inventories are primarily comprised of raw materials, work-in-process, and finished goods that are physically located at certain of the Company's locations. Net sales are recognized primarily from the sale of products from each of the Company's locations.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over inventories and net sales, including the determination of the Company’s locations for which those procedures were performed. For certain locations where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company's inventories and net sales processes, including controls over the amounts recorded in inventories and the amounts recorded in net sales. We assessed the recorded inventories for each location where procedures were performed by participating in a physical inventory count and observing a sample of inventories on hand and comparing the cost recorded for a sample of inventories on hand to underlying documentation. We 1) assessed recorded net sales by selecting a sample of net sales transactions and comparing the amount recognized to underlying documentation, such as contracts with customers and shipping documentation and 2) performed software-assisted data analyses to test the relationships among certain sales transactions. We evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed over inventories and net sales, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP
We have served as the Company’s auditor since 1982.
San Francisco, California
December 5, 2025

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

Years Ended October 31, (In millions, except for earnings per share)	2025	2024	2023
Net sales	$4,092.4	$3,895.4	$3,593.2
Cost of sales	1,410.3	1,299.7	1,235.3
Gross profit	2,682.1	2,595.7	2,357.9
Selling, general and administrative expense	1,627.8	1,533.7	1,501.2
Research and development expense	172.2	155.1	137.4
Amortization of intangibles	199.2	201.2	186.2
Operating income	682.9	705.7	533.1
Interest expense	100.0	114.3	105.3
Other expense	16.4	9.1	14.9
Income before income taxes	566.5	582.3	412.9
Provision for income taxes (Note 6)	191.6	190.0	118.7
Net income	$374.9	$392.3	$294.2
Earnings per share (Note 7)*;
Basic	$1.88	$1.97	$1.49
Diluted	$1.87	$1.96	$1.48
Number of shares used to compute earnings per share*:
Basic	199.1	198.9	197.9
Diluted	200.0	200.4	199.3
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

Years Ended October 31, (In millions)	2025	2024	2023
Net income	$374.9	$392.3	$294.2
Other comprehensive income (loss):
Cash flow hedges, net of tax of $8.6, $13.4 and $(2.4), respectively	(26.9)	(42.5)	(7.0)
Change in minimum pension liability, net of tax of $(1.9), $0.5 and $1.0, respectively	6.6	(1.7)	3.0
Foreign currency translation adjustment	35.5	76.3	17.0
Other comprehensive income (loss)	15.2	32.1	13.0
Comprehensive income	$390.1	$424.4	$307.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

October 31, (In millions)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$110.6	$107.6
Trade accounts receivable, net of allowance for credit losses of $51.9 at October 31, 2025 and $43.5 at October 31, 2024	829.0	717.0
Inventories (Note 1)	846.0	802.7
Prepaid expense and other current assets	320.8	324.2
Total current assets	2,106.4	1,951.5
Property, plant and equipment, net	2,082.0	1,863.4
Goodwill (Note 4)	3,853.4	3,838.4
Other intangibles, net (Note 4)	1,586.3	1,791.0
Deferred tax assets	2,077.5	2,210.3
Other assets	689.2	660.6
Total assets	$12,394.8	$12,315.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 5)	$47.8	$33.3
Accounts payable	300.4	260.5
Employee compensation and benefits	210.6	174.8
Deferred revenue	127.9	129.9
Other current liabilities	426.1	424.3
Total current liabilities	1,112.8	1,022.8
Long-term debt (Note 5)	2,457.5	2,550.4
Deferred tax liabilities	93.3	96.0
Long-term tax payable	7.5	57.5
Deferred revenue	201.8	193.3
Other liabilities	282.8	311.6
Total liabilities	4,155.7	4,231.6
Contingencies (Note 11)
Stockholders’ equity*:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 217.6 issued and 195.9 outstanding at October 31, 2025 and 217.2 issued and 199.6 outstanding at October 31, 2024	21.8	21.7
Additional paid-in capital	1,975.5	1,921.0
Accumulated other comprehensive loss	(406.5)	(421.7)
Retained earnings	7,643.3	7,268.4
Treasury stock at cost: 21.7 shares at October 31, 2025 and 17.6 shares at October 31, 2024	(995.2)	(706.0)
Total Cooper stockholders' equity	8,238.9	8,083.4
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 8)	8,239.1	8,083.6
Total liabilities and stockholders’ equity	$12,394.8	$12,315.2
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
(In millions, except per share amounts)	Shares	Amount	Shares	Amount
Balance at October 31, 2022*	197.4	$19.7	17.8	$1.8	$1,749.4	$(466.8)	$6,584.9	$(714.5)	$0.2	$7,174.7
Net income	—	—	—	—	—	—	294.2	—	—	294.2
Other comprehensive income (loss), net of tax	—	—	—	—	—	13.0	—	—	—	13.0
Issuance of common stock for stock plans, net and employee stock purchase plan	0.7	0.1	(0.1)	—	7.0	—	—	4.2	—	11.3
Dividends on common stock ($0.01 per share)	—	—	—	—	—	—	(3.0)	—	—	(3.0)
Share-based compensation expense	—	—	—	—	60.8	—	—	—	—	60.8
Balance at October 31, 2023*	198.1	$19.8	17.7	$1.8	$1,817.2	$(453.8)	$6,876.1	$(710.3)	$0.2	$7,551.0
Net income	—	—	—	—	—	—	392.3	—	—	392.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	32.1	—	—	—	32.1
Issuance of common stock for stock plans, net and employee stock purchase plan	1.5	0.1	(0.1)	—	31.3	—	—	4.3	—	35.7
Share-based compensation expense	—	—	—	—	72.5	—	—	—	—	72.5
Balance at October 31, 2024*	199.6	$19.9	17.6	$1.8	$1,921.0	$(421.7)	$7,268.4	$(706.0)	$0.2	$8,083.6
Net income	—	—	—	—	—	—	374.9	—	—	374.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	15.2	—	—	—	15.2
Issuance of common stock for stock plans, net and employee stock purchase plan	0.4	0.1	—	—	(15.1)	—	—	3.3	—	(11.7)
Share-based compensation expense	—	—	—	—	69.6	—	—	—	—	69.6
Stock repurchase	(4.1)	—	4.1	—	—	—	—	(292.5)	—	(292.5)
Balance at October 31, 2025*	195.9	$20.0	21.7	$1.8	$1,975.5	$(406.5)	$7,643.3	$(995.2)	$0.2	$8,239.1
*All periods presented have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow

Years Ended October 31, (In millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$374.9	$392.3	$294.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377.4	375.1	367.7
Share-based compensation expense	70.5	75.1	62.1
Non-cash operating lease expense	45.6	38.7	40.0
Other including asset impairment charges	77.3	42.9	49.4
Change in fair value of contingent consideration	—	—	(31.8)
Deferred income taxes	135.2	118.9	44.7
Change in assets and liabilities:
Accounts receivable	(120.3)	(117.1)	(60.2)
Inventories	(46.0)	(59.3)	(105.4)
Other assets	(74.5)	(132.5)	(89.4)
Operating lease right-of-use assets and liabilities, net	(46.8)	(42.4)	(34.2)
Accounts payable	8.0	9.3	5.5
Accrued liabilities	27.9	3.6	71.8
Accrued income taxes	(51.7)	(15.4)	(0.5)
Other long-term liabilities	18.6	20.1	(6.4)
Net cash provided by operating activities	796.1	709.3	607.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(362.4)	(421.2)	(392.5)
Acquisitions of businesses and assets, net of cash acquired, and other	(10.5)	(343.4)	(56.5)
Net cash used in investing activities	(372.9)	(764.6)	(449.0)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	3,111.1	3,524.2	2,124.2
Repayments of long-term debt	(3,205.2)	(3,506.8)	(1,953.9)
Net proceeds from (repayments of) short-term debt, other	14.2	(11.8)	(351.1)
Repurchase of common stock	(290.1)	—	—
Proceeds related to share-based compensation awards	5.4	55.6	15.1
Payments related to share-based compensation awards	(24.8)	(30.3)	(13.1)
Dividends on common stock	—	—	(3.0)
Issuance of common stock for employee stock purchase plan	10.6	8.3	7.9
Acquisition installment payment	(47.1)	—	—
Net cash provided (used in) by financing activities	(425.9)	39.2	(173.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5.6	2.9	(2.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	2.9	(13.2)	(17.7)
Cash, cash equivalents, restricted cash and cash held for sale at beginning of year	107.7	120.9	138.6
Cash, cash equivalents and restricted cash at end of year	$110.6	$107.7	$120.9

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$115.1	$134.8	$117.5
Income taxes	100.0	78.4	67.8
Operating lease liabilities	49.9	48.0	47.5
Operating lease ROU assets obtained in exchange for lease obligations	52.7	54.6	42.6

Years Ended October 31, (In millions)	2025	2024	2023
Reconciliation of cash flow information:
Cash and cash equivalents	$110.6	$107.6	$120.8
Restricted cash included in other current assets	—	0.1	0.1
Total cash, cash equivalents, restricted cash and cash held for sale	$110.6	$107.7	$120.9

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
Stem cell revenue, which includes the initial processing service and ongoing storage service, accounts for the majority of our service revenues. Revenue allocated to the processing service is recognized at a point in time when the cord blood and/or cord tissue is processed and deemed ready for storage. Revenue allocated to storage service is recognized ratably over the terms of the storage contracts, which vary in length. The majority of the contracts have a term of one year or 18 years. Deferred revenue primarily represents prepaid stem cell storage as part of the CooperSurgical business unit. The current portion of the deferred revenue balances at the beginning of each year presented were generally fully recognized in a ratable manner in the subsequent 12-month period. We recognized revenue of approximately$129.9 million and $123.6 million for the year ended October 31, 2025, and October 31, 2024, respectively, that was included in the deferred revenue balance at October 31, 2024, and October 31, 2023.
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
Income Taxes
Income taxes are estimated based on enacted income tax laws and the results of operations in each jurisdiction. Deferred tax assets and liabilities are estimated based on temporary differences between the financial reporting basis and income tax basis of assets and liabilities. Deferred tax assets are also estimated based on net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the tax benefits are not expected to be realized. Adjustments to deferred tax assets and liabilities due to changes in tax laws, changes in jurisdiction from intra-entity

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

transfers of assets, and changes in judgment regarding a valuation allowance are recognized in provision for income taxes in the quarter in which such changes occur. Long-term tax payable is estimated income tax to be paid for unrecognized tax benefits. A tax benefit is recognized if it is more likely than not a tax position will be sustained based on its technical merits in a tax authority examination, based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Adjustments to unrecognized tax benefits due to changes in judgment are recognized in provision for income taxes in the quarter in which such changes occur. Interest and penalties related to unrecognized tax benefits are recognized in provision for income taxes.
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

October 31, (In millions)	2025	2024
Raw materials	$193.1	$188.2
Work-in-process	19.9	18.5
Finished goods	633.0	596.0
	$846.0	$802.7
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, (In millions)	2025	2024
Land and improvements	$26.7	$25.2
Buildings and improvements	582.9	557.3
Machinery and equipment	2,684.9	2,441.7
Construction in progress	611.8	532.8
Property, plant and equipment, at cost	$3,906.3	$3,557.0
Less: Accumulated depreciation	1,826.4	1,696.5
Property, plant and equipment, net	$2,079.9	$1,860.5
Finance lease ROU assets, net	2.1	2.9
	$2,082.0	$1,863.4
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
Government Assistance
The Company at times receives government assistance primarily to support manufacturing capital expansion, to create or retain jobs, or to provide tax credits mainly for eligible research and development activities. The Company generally accounts for such government assistance by analogy to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance and recognizes the assistance when it is probable that it will be received by complying with the prerequisite terms and conditions. The government assistance is recorded as a reduction to the underlying asset or related expense.
Recently Adopted Accounting Standards
The Company adopted the Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in the fiscal year 2025, which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. The standard was applied retrospectively to all periods presented in the financial statements. As this accounting standard only impacts disclosures, it did not have a material impact on the Company’s Consolidated Financial Statements. See Note 12. Business Segment Information for the required disclosures.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accounting Pronouncements Issued Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the application of derivative accounting to certain contract. This update introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one of the parties to the contract. It also clarifies the guidance for share-based noncash consideration from a customer, which is not applicable to us. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and the option to apply on a prospective or modified retrospective basis. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which removes references to sequential project stages and requires capitalization of software costs begins when: (1) management has authorized and committed to funding the software project, and (2) it is probable the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The update permits either a prospective, modified prospective, or retrospective adoption approach. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient assumes that current conditions as of the balance sheet does not change for the remaining life of the asset. This ASU should be applied prospectively for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 2. Operating Leases
The following table presents information about leases on the Consolidated Balance Sheets:

October 31, (In millions)	2025	2024
Operating Leases
Operating lease right-of-use assets	$270.9	$260.7

Operating lease liabilities, current	37.8	38.6
Operating lease liabilities, non-current	240.5	230.8
Total operating lease liabilities	$278.3	$269.4

Weighted-average remaining lease term (in years)	10.7	10.3
Weighted-average discount rate	5%	4%
Operating lease expense for the fiscal years ended October 31, 2025, 2024 and 2023 was $56.2 million, $47.4 million and $48.1 million.
Maturity of Lease Liabilities
The minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of October 31, 2025, are:

(In millions)
2026	$48.5
2027	44.5
2028	39.8
2029	34.6
2030	28.2
Thereafter	163.2
Total lease payments	$358.8
Less: interest	80.5
Present value of lease liabilities	$278.3
Excluded from the above table are additional leases to expand manufacturing as well as research and development capacity that have not yet commenced. The undiscounted lease payments are estimated at $140.2 million for leases that will commence starting in fiscal 2026 with initial terms ranging from 20 to 24 years.
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
Note 4. Intangible Assets
Goodwill
The Company has three reporting units: CooperVision and within the CooperSurgical segment, Office/Surgical and Fertility, reflecting the current way the Company manages its business. There was no impairment of goodwill in its reporting units in fiscal 2025, 2024, and 2023.

(In millions)	CooperVision	CooperSurgical	Total
Balance at October 31, 2024	$1,797.8	$2,040.6	$3,838.4
Foreign currency translation adjustment	12.2	2.8	15.0
Balance at October 31, 2025	$1,810.0	$2,043.4	$3,853.4
Of the October 31, 2025 goodwill balance, $282.2 million for CooperSurgical and $15.6 million for CooperVision is expected to be deductible for tax purposes. Of the October 31, 2024, goodwill balance, $311.5 million for CooperSurgical and $17.8 million for CooperVision was expected to be deductible for tax purposes.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Intangible Assets

	October 31, 2025		October 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period (in years)
Intangible assets with definite lives:
Customer relationships	$1,137.6	$469.3	$1,130.5	$402.5	19
Composite intangible assets (1)	1,101.7	570.7	1,101.6	496.8	15
Technology	683.4	415.3	706.4	384.3	11
Trademarks	202.5	102.3	204.2	90.6	15
License and distribution rights and other	44.5	26.9	47.9	27.2	11
	3,169.7	$1,584.5	3,190.6	$1,401.4	16
Less: accumulated amortization and translation	1,584.5		1,401.4
Intangible assets with definite lives, net	$1,585.2		$1,789.2
Intangible assets with indefinite lives, net (2)	1.1		1.8
Total other intangibles, net	$1,586.3		$1,791.0
(1) Composite intangible assets primarily consist of technology, trade name, New Drug Application approval and physician relationships. The components are not reflected separately or within the corresponding categories because they are inextricably linked.
(2) Intangible assets with indefinite lives include technology and trademarks.
Balances include foreign currency translation adjustments.
As of October 31, 2025, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal years:	(In millions)
2026	$188.9
2027	174.4
2028	169.8
2029	165.6
2030	161.4
Thereafter	725.1
Total remaining amortization for intangible assets with definite lives	$1,585.2
The Company performed its annual impairment assessment in the third quarter of fiscal 2025 and concluded there was no material impairment to the Company's definite-lived or indefinite-lived intangible assets during fiscal 2025.
There was no material impairment to the Company's definite-lived or indefinite-lived intangible assets during fiscal 2024. In the fourth quarter of fiscal 2023, CooperVision fully impaired some intangible assets associated with the discontinuation of certain products. The carrying value of these intangible assets were immaterial.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5. Financing Arrangements
The Company had outstanding debt as follows:

October 31, (In millions)	2025	2024
Short-term debt, excluding financing leases	$47.1	$32.2
Financing lease liabilities	0.7	1.1
Short-term debt	$47.8	$33.3

Revolving credit	$956.3	$1,049.2
Term loans	1,500.0	1,500.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(0.8)	(1.4)
Long-term debt, excluding financing leases	2,455.7	2,548.0
Financing lease liabilities	1.8	2.4
Long-term debt	$2,457.5	$2,550.4
Total debt	$2,505.3	$2,583.7
As of October 31, 2025, the Company was in compliance with all debt covenants.
Revolving Credit Agreement on May 1, 2024
On May 1, 2024, the Company entered into the 2024 Credit Agreement, among the Company, CooperVision International Limited, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2024 Credit Agreement provides for a multicurrency revolving credit facility (the 2024 Revolving Credit Facility) in an aggregate principal amount of $2,300.0 million which, unless terminated earlier, matures on May 1, 2029. On May 1, 2024, the Company used $1,170.0 million under the 2024 Revolving Credit Facility to fully repay all borrowings outstanding under the 2020 Term Loan Facility and the 2020 Revolving Credit Facility, and terminated the 2020 Credit Agreement (all as defined below). The Company has an uncommitted option to increase the revolving credit facility or establish a new term loan in an aggregate amount up to the greater of $1,150.0 million or 100% of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the 2024 Credit Agreement.
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
The Company pays an annual commitment fee that ranges from 0.10% to 0.20% of the unused portion of the 2024 Revolving Credit Facility based upon the Company's Total Leverage Ratio, as defined in the 2024 Credit Agreement.
The 2024 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2024 Credit Agreement, consistent with the 2020 Credit Agreement discussed below.
On October 31, 2025, the Company had $956.3 million outstanding under the 2024 Revolving Credit Facility and the weighted-average interest rate was 5.24%.
Term Loan Agreement on December 17, 2021
On December 17, 2021, the Company entered into a Term Loan Agreement (the 2021 Credit Agreement) by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The 2021 Credit Agreement provides for a term loan facility (the 2021 Term Loan Facility) in an aggregate principal amount of $1,500.0 million, which, unless terminated earlier, matures on December 17, 2026. In addition, the Company has the ability from time to time to request an increase to the commitments under the 2021 Term Loan Facility or to establish a new term loan facility under the 2021 Credit Agreement in an aggregate principal amount not to exceed $1,125.0 million, upon prior written notice to the administrative agent and subject to the discretionary participation of the lenders funding such term loans and certain limitations set forth in the 2021 Credit Agreement.

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
On October 31, 2025, the Company had $1,500.0 million outstanding under the 2021 Term Loan Facility and the interest rate was 5.11%.
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
European and Asian Pacific Credit Facilities
The Company maintains European credit facilities. The aggregate facility limit was $36.3 million and $33.7 million at October 31, 2025, and 2024, respectively. At October 31, 2025, $10.2 million of the facilities was utilized and the weighted-average interest rate on the outstanding balances was 3.19%.
The Company maintains yen-denominated credit facilities in Japan. The aggregate facility limit was $73.1 million and $73.6 million at October 31, 2025, and 2024, respectively. At October 31, 2025, $36.8 million of the combined facilities was utilized and the weighted-average interest rate on the outstanding balances was 0.90%.
Each facility is supported by a continuing and unconditional guaranty.
Note 6. Income Taxes
Components of income before income taxes:

Years Ended October 31, (In millions)	2025	2024	2023
Income before income taxes:
United States	$(143.0)	$(87.1)	$(135.7)
Foreign	709.5	669.4	548.6
	$566.5	$582.3	$412.9

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Components of provision for income taxes:

Years Ended October 31, (In millions)	2025	2024	2023
Current:
Federal	$28.8	$38.2	$37.3
State	3.8	1.3	3.7
Foreign	23.8	31.6	33.0
Total current provision for income taxes	56.4	71.1	74.0
Deferred:
Federal	(5.1)	(19.6)	(36.7)
State	(1.5)	0.5	(7.5)
Foreign	141.8	138.0	88.9
Total deferred provision for income taxes	135.2	118.9	44.7
Total provision for income taxes	$191.6	$190.0	$118.7
Reconciliation between the expected provision for income taxes at the U.S. federal statutory rate and the provision for income taxes:

Years Ended October 31, (In millions)	2025	2024	2023
Provision for income taxes at United States statutory tax rate	$118.9	$122.3	$86.7
(Decrease) increase in taxes resulting from:
Foreign earnings in jurisdictions with different tax rates	20.5	27.8	7.0
Foreign earnings subject to United States tax	50.7	45.5	34.3
Excess tax benefits from share-based compensation	(0.3)	(5.1)	(2.4)
Changes in valuation allowance	10.1	—	—
Changes in unrecognized tax benefits	(12.5)	0.6	—
State tax provision	1.0	1.2	(4.2)
Nontaxable or nondeductible items	9.2	9.4	0.1
Prior year tax returns	(2.4)	(6.3)	0.7
Other, net	(3.6)	(5.4)	(3.5)
Provision for income taxes	$191.6	$190.0	$118.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Components of deferred tax assets and liabilities:

Years Ended October 31, (In millions)	2025	2024
Deferred tax assets:
Inventory	$55.6	$43.0
Employee compensation and benefits	32.7	34.2
Lease liabilities	49.3	43.0
Accrued liabilities	90.0	89.4
Net operating loss carryforwards	250.9	229.6
Foreign goodwill	938.8	1,129.5
Foreign intangible assets	859.4	817.9
Other deferred tax assets	63.4	59.5
Total gross deferred tax assets	2,340.1	2,446.1
Less: valuation allowance	(32.8)	(23.3)
Deferred tax assets	2,307.3	2,422.8
Deferred tax liabilities:
Property, plant and equipment	(67.8)	(51.7)
Right of use assets	(45.5)	(40.6)
U.S. goodwill	(52.7)	(44.5)
U.S. intangible assets	(115.7)	(130.4)
Other deferred tax liabilities	(41.4)	(41.3)
Total gross deferred tax liabilities	(323.1)	(308.5)
Net deferred tax assets	$1,984.2	$2,114.3
Changes in valuation allowance:

Years Ended October 31, (In millions)	2025	2024	2023
Beginning balance	$23.3	$20.7	$60.1
Increases	16.8	2.8	2.6
Decreases	(7.3)	(0.2)	(42.0)
Ending balance	$32.8	$23.3	$20.7
In assessing the realizability of deferred tax assets, the Company analyzes the likelihood that the tax benefit of some or all deferred tax assets will not be realized. This analysis considers historical taxable income, projected reversal of deferred tax liabilities, projected taxable income, and tax planning strategies. Based upon this analysis, it is more likely than not that the tax benefit from all deferred tax assets, net of valuation allowance, will be realized.
As of October 31, 2025, the Company had federal net operating loss carryforwards of $73.5 million and state net operating loss carryforwards of $87.5 million. Federal net operating loss carryforwards of $19.8 million expire on various dates from fiscal 2026 through fiscal 2038 and $53.7 million do not expire. The state net operating loss carryforwards expire on various dates from fiscal 2026 through fiscal 2044.
The remaining transition tax to be remitted from the U.S. Tax Cuts and Jobs Act of 2017 is $36.9 million as of October 31, 2025.
A tax benefit is recognized if it is more likely than not that a tax position will be sustained on its technical merits, based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Changes in unrecognized tax benefits:

(In millions)
Balance at October 31, 2023	$331.5
Decrease based on tax positions in prior fiscal years	(2.0)
Increase based on tax positions in prior fiscal years	2.2
Increase based on tax positions in current fiscal year	1.0
Lapses of statutes of limitations	(5.9)
Balance at October 31, 2024	$326.8
Lapses of statutes of limitations	(11.8)
Balance at October 31, 2025	$315.0
These tax benefits, if recognized, would reduce provision for income taxes for fiscal 2025, 2024 and 2023, by $314.0 million, $323.7 million, and $323.2 million, respectively. Interest and penalties related to unrecognized tax benefits are recognized in provision for income taxes. As of October 31, 2025, 2024 and 2023, accrued interest and penalties related to unrecognized tax benefits were $2.8 million, $10.7 million, and $5.8 million, respectively.
Filed tax returns are subject to examination by tax authorities in major tax jurisdictions for fiscal 2021 and subsequent years, including the U.S. and United Kingdom.

Note 7. Earnings Per Share

Years Ended October 31,
(In millions, except for earnings per share)	2025	2024	2023
Net income	$374.9	$392.3	$294.2
Basic:
Weighted-average common shares	199.1	198.9	197.9
Basic earnings per share	$1.88	$1.97	$1.49
Diluted:
Weighted-average common shares	199.1	198.9	197.9
Effect of dilutive stock plans	0.9	1.5	1.4
Diluted weighted-average common shares	200.0	200.4	199.3
Diluted earnings per share	$1.87	$1.96	$1.48
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Years Ended October 31,
(In thousands, except exercise prices)	2025	2024	2023
Stock option shares excluded	1,477	827	1,244
Exercise prices	$82.46 - $101.54	$82.46 - $101.54	$75.03 - $101.54
Restricted stock units excluded	531	3	60
Above tables have been adjusted to reflect the four-for-one stock split effected on February 16, 2024. Refer to Note 1. Organization and Significant Accounting Policies for further information

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8. Stockholders’ Equity
Analysis of Changes in Accumulated Other Comprehensive Income (Loss):

(In millions)	Foreign Currency Translation Adjustment	Derivative Instruments	Minimum Pension Liability	Total
Balance at October 31, 2022	$(555.0)	$94.4	$(6.2)	$(466.8)
Gross change in value	17.0	(9.4)	4.0	11.6
Tax effect	—	2.4	(1.0)	1.4
Balance at October 31, 2023	$(538.0)	$87.4	$(3.2)	$(453.8)
Gross change in value	$76.3	$(55.9)	$(2.2)	$18.2
Tax effect	—	13.4	0.5	13.9
Balance at October 31, 2024	$(461.7)	$44.9	$(4.9)	$(421.7)
Gross change in value	$35.5	$(35.5)	$8.5	$8.5
Tax effect	—	8.6	(1.9)	6.7
Balance at October 31, 2025	$(426.2)	$18.0	$1.7	$(406.5)
Share Repurchases
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of October 31, 2025, $966.4 million remains authorized for repurchase.
In fiscal 2025, the Company repurchased 4.1 million shares of its common stock for $290.1 million, at a weighted average price of $69.30 per share under the program. In fiscal 2024, there were no share repurchases under the program.
Dividends
In December 2023, the Company's Board of Directors decided to end the declaration of the semiannual dividend.
The Company did not pay dividends in fiscal 2025 and 2024.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of October 31, 2025, 4,315,716 shares remained available under the 2023 Plan for future grants. The amount of available shares includes shares which may be distributed under performance shares.
Share-Based Compensation
The compensation expense and related income tax benefit recognized in our Consolidated Statements of Income for share-based awards, including the Employee Stock Purchase Plan, were as follows:

Years Ended October 31,
(In millions)	2025	2024	2023
Selling, general and administrative expense	$62.9	$67.6	$54.8
Cost of sales	4.9	4.7	4.2
Research and development expense	2.7	2.8	3.1
Total compensation expense	$70.5	$75.1	$62.1
Related income tax benefit	$9.2	$12.1	$5.0
Stock Options
The fair value of each stock option award granted is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table.

Years Ended October 31,	2025	2024	2023
Expected life	5.0 years	4.9 years	4.5 years
Expected volatility	29.5%	29.1%	29.5%
Risk-free interest rate	3.6%	4.2%	3.8%
Dividend yield	—%	—%	0.02%
The activity and status of our stock option plans are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 31, 2024	3,292,468	$75.25
Granted	286,275	$99.08
Exercised	(42,224)	$35.57
Forfeited or expired	(48,790)	$85.46
Outstanding at October 31, 2025	3,487,729	$77.54	4.66	$11,901,293
Vested and expected to vest at October 31, 2025	3,452,946	$77.35	4.61	$11,901,293
Vested and exercisable at October 31, 2025	2,923,868	$74.23	4.03	$11,901,293
The weighted-average fair value of options granted during fiscal 2025, 2024 and 2023, estimated as of the grant date using the Black-Scholes option pricing model, was $36.09, $26.54 and $25.79. The total intrinsic value of options exercised during the fiscal years ended October 31, 2025, 2024 and 2023 was $1.6 million, $51.3 million and $13.4 million, respectively.
Stock options outstanding under our current plans have been granted at prices which are either equal to or above the market value of the common stock on the date of grant. Options granted under the 2007 Plan and 2023 Plan generally vest over a range of three to four years based on service conditions and expire no later than ten years after the grant date. We generally recognize compensation expense ratably over the vesting period. As of October 31, 2025, there was $9.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock Units
RSUs granted under the 2007 Plan and the 2023 Plan generally vest over three to five years. The grant-date fair value of RSUs is estimated based on the market price of our common stock. We recognize compensation expense ratably over the vesting period. As of October 31, 2025, there was $67.8 million of total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The total fair value of RSU grants that vested during the fiscal years ended October 31, 2025, 2024 and 2023 was $45.4 million, $40.9 million and $37.3 million, respectively.
The status of our non-vested RSUs is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested RSUs at October 31, 2024	1,298,723	$86.92
Granted	557,835	$94.91
Vested and issued	(503,170)	$87.36
Forfeited or expired	(141,809)	$90.54
Non-vested RSUs at October 31, 2025	1,211,579	$89.99
Performance Units
Performance units may be granted to selected key employees with vesting contingent upon meeting certain performance goals over a defined performance cycle, usually three years. Performance units, if earned, may be paid in cash or shares of common stock. We granted performance unit awards on December 10, 2024 and December 12, 2023, under the 2023 Plan, with three-year performance periods ending in fiscal 2028, and fiscal 2027, respectively. We granted performance unit awards on December 13, 2022, under the 2007 Plan, with three-year performance periods ending in fiscal 2026. The performance shares actually earned will range from zero to 200% of the target number of performance shares. Subject to limited exceptions set forth in the performance share agreement, any shares earned will be distributed in the subsequent fiscal year after the performance period. The fair value of performance unit awards is estimated on the date of grant based on the current market price of our common stock. The amount of compensation expense related to these performance unit awards is reviewed each fiscal quarter and adjustments are recorded after assessing the probability of achieving the performance goals.
We recognize compensation expense ratably over the vesting period. As of October 31, 2025, there was $19.2 million of total unrecognized compensation cost related to non-vested performance units, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.
Employee Stock Purchase Plan
On March 18, 2019, the Company received stockholder approval for the Employee Stock Purchase Plan (ESPP). The first offering period began on November 4, 2019, and offerings were generally made on a quarterly basis. Starting with the offering period that commenced in May 2025, the offering periods changed to six months and generally begin on May 2 and November 2 each year. The purpose of the ESPP is to provide eligible employees of the Company with the opportunity to acquire shares of common stock at 85% of the market price on the last business day of each offering period by means of accumulated payroll deductions. The ESPP initially authorized the issuance of 4,000,000 shares of common stock. These shares will be made available from shares of common stock reacquired by the Company as Treasury Stock. During fiscal 2025 and 2024, we issued 81,062 and 107,031 shares to our employees under the ESPP, respectively. At October 31, 2025, the number of shares remaining available for future issuance under the ESPP was 3,499,807 shares. Total ESPP share-based compensation recognized during fiscal 2025, 2024 and 2023 was $1.5 million, $1.6 million and $1.3 million, respectively.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10. Employee Benefits
Benefits Related To Workforce Optimization Initiatives
From time to time, the Company might engage in workforce optimization activities. Employee severance and other termination benefit packages are primarily determined based on established benefit arrangements, local statutory requirements, and historical benefit practices. We recognize the contractual component of these benefits when payment is probable and estimable; additional elements of severance and termination benefits associated with non-recurring benefits are recognized ratably over each employee’s required future service period. We recognized termination benefits expense of $35.0 million associated with the workforce optimization initiatives in fiscal 2025.
Retirement Income Plan
The Company's Retirement Income Plan (Plan), a defined benefit plan, is only available to full-time United States employees. On June 18, 2019, the Board of Directors of the Company approved a soft freeze of the Plan effective August 1, 2019. The Plan was closed to employees hired on or after August 1, 2019, including former participants or employees rehired on or after August 1, 2019, and employees hired in connection with a stock or asset acquisition, merger or other similar transaction on or after August 1, 2019. Existing employees already covered by the Plan, continue to accrue their benefits. The Company's contributions are designed to fund normal cost on a current basis and to fund the estimated prior service cost of benefit improvements. The unit credit actuarial cost method is used to determine the annual cost. The Company pays the entire cost of the Plan and funds such costs as they accrue. Virtually all of the assets of the Plan are comprised of equities and participation in equity and fixed income funds.
The Company uses individual spot rates along the yield curve that correspond with the timing of each benefit payment to determine the service and interest costs of components of its net periodic benefit cost utilizing the correlation of projected cash outflows and corresponding spot rates on the yield curve.
The following table sets forth the Plan's benefit obligations, fair value of the Plan assets and funded status of the Plan at October 31, 2025 and 2024, and net periodic pension costs for each of the years in the three-year periods ended October 31, 2025. The net amounts recognized in the Consolidated Balance Sheets consist of non-current liabilities. The accumulated benefit obligation was $161.4 million and $161.7 million as of October 31, 2025 and 2024.

Years Ended October 31, (In millions)	2025	2024
Change in benefit obligation
Benefit obligation, beginning of year	$178.9	$144.5
Service cost	9.9	8.7
Interest cost	8.7	8.4
Benefits paid	(14.6)	(9.1)
Actuarial (gain) loss	(4.7)	26.4
Benefit obligation, end of year	$178.2	$178.9
Change in plan assets
Fair value of plan assets, beginning of year	$163.7	$137.6
Actual return on plan assets	16.3	34.8
Employer contributions	—	0.4
Benefits paid	(14.6)	(9.1)
Fair value of plan assets, end of year	$165.4	$163.7
Funded status at end of year	$(12.8)	$(15.2)

Years Ended October 31, (In millions)	2025	2024
Balances in accumulated other comprehensive income consist of:
Net loss (gain)	$(2.2)	$6.3
Accumulated other comprehensive income	$(2.2)	$6.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Years Ended October 31, (In millions)	2025	2024
Reconciliation of (prepaid) accrued pension cost:
(Prepaid)/Accrued pension cost at prior fiscal year end	$8.9	$2.8
Net periodic benefit cost	6.1	6.5
Contributions made during the year	—	(0.4)
(Prepaid)/Accrued pension cost at fiscal year end	$15.0	$8.9

Years Ended October 31, (In millions)	2025	2024	2023
Components of net periodic benefit cost and other amounts recognized in the Consolidated Statements of Income:
Net periodic benefit cost:
Service cost	$9.9	$8.7	$10.0
Interest cost	8.7	8.4	7.9
Expected return on plan assets	(12.5)	(10.6)	(11.1)
Net periodic pension cost	$6.1	$6.5	$6.8

Years Ended October 31, (In millions)	2025	2024	2023
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(8.5)	$2.2	$(4.0)
Total recognized in other comprehensive (income) loss	$(8.5)	$2.2	$(4.0)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(2.4)	$8.7	$2.8

Years Ended October 31,	2025	2024	2023
Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year end:
Discount rate for determining net periodic pension cost:
Projected Benefit Obligation	5.32%	6.22%	5.74%
Service Cost	5.36%	6.25%	5.77%
Interest Cost	5.07%	6.05%	5.51%
Discount rate for determining benefit obligations at year end	5.32%	5.32%	6.22%
Rate of compensation increase for determining expense	4.40%	3.60%	3.60%
Rate of compensation increase for determining benefit obligations at year end	4.40%	4.40%	3.60%
Expected rate of return on plan assets for determining net periodic pension cost	8.00%	8.00%	8.00%
Expected rate of return on plan assets at year end	8.00%	8.00%	8.00%
Measurement date for determining assets and benefit obligations at year end	10/31/2025	10/31/2024	10/31/2023
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The projected benefit obligation experienced a net gain of approximately $4.7 million during the year. This net gain is the result of assumption changes resulting in a gain of approximately $6.7 million and a loss of approximately $2.0 million due to demographic experience. The key assumption changes were the interest rates used for lump sum determination (gain of $6.7 million) and the yield curve used to determine discount rates. Changes in demographic experience were due to the net effect of retirement rates, termination rates, salary increases and other experience that was different from assumed.
Weighted-average asset allocations at year end, by asset category are as follows:

Years Ended October 31,	2025	2024	2023
Asset category
Cash and cash equivalents	2.0%	3.7%	2.9%
Corporate common stock	27.7%	25.2%	26.0%
Equity mutual funds	38.1%	39.9%	39.1%
Balanced funds	2.4%	2.2%	2.4%
Alternative investments	0.4%	0.8%	0.7%
Bond mutual funds	29.4%	28.2%	28.9%
Total	100.0%	100.0%	100.0%
The Plan invests in a diversified portfolio of assets intended to minimize risk of poor returns while maximizing expected portfolio returns. To achieve the long-term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock (may include the Company's stock), investment grade bond funds, cash, balanced funds, real estate funds, small or large cap equity funds and international equity funds. The allocation of assets will be determined by the investment manager and will typically include 50% to 70% equities with the remainder invested in fixed income, hedging strategy funds and cash. Presently, this diversified portfolio is expected to return approximately 8% in the long run.
As of the measurement date of October 31, 2025 and October 31, 2024, all plan assets were classified as Level 1 assets except for $15.2 million and $26.7 million fixed income investments and $3.3 million and $5.7 million cash and cash equivalents, which were classified as Level 2. The Plan has an established process for determining the fair value of plan assets. For investments in equity and bond mutual funds, and real estate funds, fair value is based on observable, Level 1 inputs.
The Company closely monitors the funded status of the Plan with respect to legislative and accounting rules. The Company is expected to make contributions totaling $3.6 million to the Plan during fiscal 2026.

Years (In millions)
2026	$14.1
2027	14.4
2028	14.8
2029	15.4
2030	15.1
2031-2035	$73.7
401(k) Savings Plan
The Company's 401(k) savings plan provides for the deferral of compensation as described in the Internal Revenue Code and is available to substantially all United States employees. Employees who participate in the 401(k) plan may elect to have up to 75% of their pre-tax salary or wages deferred and contributed to the trust established under the Plan. Cooper's contributions on account of participating employees, were $11.6 million, $10.1 million and $10.1 million for the years ended October 31, 2025, 2024 and 2023, respectively.

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
Note 12. Business Segment Information
The Company discloses information about its operating segments, which were established based on the way that our Chief Operating Decision Maker (CODM) organizes segments within the Company for making operating decisions and assessing financial performance. Our CODM is our Chief Executive Officer. The Company's two operating segments are described below.
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
The CODM uses operating income, as presented in our financial reports, as the primary measure of segment profitability to assess the performance of the segments and make decisions on resource allocation across segments. The Company does not allocate costs from corporate functions to segment operating income. The Company uses the same accounting policies to generate segment results as it does for consolidated results.
No customers accounted for 10% or more of our consolidated net revenue in fiscal 2025, 2024 and 2023.
Total identifiable assets are those used in continuing operations except cash and cash equivalents, which the Company includes as corporate assets.
The following table presents a summary of our business segment net sales:

(In millions)	2025	2024	2023
CooperVision net sales by category:
Toric and multifocal	$1,351.3	$1,257.2	$1,134.4
Sphere, other	1,392.5	1,352.2	1,289.3
Total CooperVision net sales	2,743.8	2,609.4	2,423.7
CooperSurgical net sales by category:
Office and surgical	824.0	774.7	689.5
Fertility	524.6	511.3	480.0
Total CooperSurgical net sales	1,348.6	1,286.0	1,169.5
Total net sales	$4,092.4	$3,895.4	$3,593.2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by business segment for each of the years in the three-year period ended October 31, 2025, follows:

(In millions)	CooperVision	CooperSurgical	Corporate (1)	Consolidated
2025
Net sales	$2,743.8	$1,348.6	$—	$4,092.4
Cost of sales	932.6	477.7	—	1,410.3
Amortization expense	21.0	178.2	—	199.2
Selling, general and administrative expense	969.3	568.4	90.1	1,627.8
Research and development expense	91.3	80.9	—	172.2
Operating income (loss)	$729.6	$43.4	$(90.1)	$682.9
Interest expense				100.0
Other expense, net				16.4
Income before income taxes				$566.5
Identifiable assets	$7,604.4	$4,619.3	$171.1	$12,394.8
Depreciation expense	$153.2	$25.0	$—	$178.2
Capital expenditures	$322.9	$39.5	$—	$362.4
2024
Net sales	$2,609.4	$1,286.0	$—	$3,895.4
Cost of sales	911.4	388.3	—	1,299.7
Amortization expense	28.2	173.0	—	201.2
Selling, general and administrative expense	910.7	534.2	88.8	1,533.7
Research and development expense	82.9	72.2	—	155.1
Operating income (loss)	$676.2	$118.3	$(88.8)	$705.7
Interest expense				114.3
Other expense, net				9.1
Income before income taxes				$582.3
Identifiable assets	$7,285.1	$4,832.0	$198.1	$12,315.2
Depreciation expense	$151.8	$22.1	$—	$173.9
Capital expenditures	$388.6	$32.6	$—	$421.2
2023
Net sales	$2,423.7	$1,169.5	$—	$3,593.2
Cost of sales	858.6	376.7	—	1,235.3
Amortization expense	32.9	153.3	—	186.2
Selling, general and administrative expense	871.1	559.4	70.7	1,501.2
Research and development expense	73.4	64.0	—	137.4
Operating income (loss)	$587.7	$16.1	$(70.7)	$533.1
Interest expense				105.3
Other expense, net				14.9
Income before income taxes				$412.9
Identifiable assets	$7,044.0	$4,351.8	$263.1	$11,658.9
Depreciation expense	$156.9	$24.6	$—	$181.5
Capital expenditures	$364.4	$28.1	$—	$392.5
(1) Corporate SGA expenses are not allocated to the segments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information by geographical area by country of domicile for each of the years in the three-year period ended October 31, 2025, follows:

(In millions)	United States	Europe	Rest of World, Other Eliminations & Corporate	Consolidated
2025
Net sales to unaffiliated customers	$2,054.0	$1,253.2	$785.2	$4,092.4
Sales between geographic areas	679.0	1,124.8	(1,803.8)	—
Net sales	$2,733.0	$2,378.0	$(1,018.6)	$4,092.4
Operating income	$4.2	$662.1	$16.6	$682.9
Long-lived assets	$1,389.4	$429.1	$263.5	$2,082.0
2024
Net sales to unaffiliated customers	$1,965.9	$1,155.9	$773.6	$3,895.4
Sales between geographic areas	602.9	1,065.2	(1,668.1)	—
Net sales	$2,568.8	$2,221.1	$(894.5)	$3,895.4
Operating income	$74.2	$601.8	$29.7	$705.7
Long-lived assets	$1,188.8	$401.7	$272.9	$1,863.4
2023
Net sales to unaffiliated customers	$1,812.2	$1,041.2	$739.8	$3,593.2
Sales between geographic areas	563.1	1,016.7	(1,579.8)	—
Net sales	$2,375.3	$2,057.9	$(840.0)	$3,593.2
Operating (loss) income	$—	$516.2	$16.9	$533.1
Long-lived assets	$1,027.6	$325.9	$279.1	$1,632.6

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13. Financial Derivatives and Hedging
As part of the Company’s overall risk management practices the Company enters into financial derivatives, interest rate swaps designated as cash flow hedges, to hedge the Company's exposure to changes in cash flows associated with its variable rate debt.
Credit risk related to derivative transactions reflects the risk that a party to the transaction could fail to meet its obligation under the derivative contracts. Therefore, the Company’s exposure to the counterparty’s credit risk is generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations to the counterparty. The Company’s policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings to help mitigate counterparty credit risk. From time to time, the Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These foreign currency forward contracts are not designated as hedging instruments, and therefore the net change in their fair value is reported as a gain or loss in the Consolidated Statements of Income and Comprehensive Income. As of October 31, 2025, the notional amount of outstanding foreign currency forward contracts was $54.5 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the years ended October 31, 2025, 2024 and 2023.
As of October 31, 2025, the Company has eight interest rate swap contracts that have a total notional amount of $1.6 billion and remaining maturities of less than three years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Statements of Income:

Periods Ended October 31,
(In millions)		2025	2024	2023
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(36.1)	$(55.0)	$(43.1)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

(In millions)	Amount
Balance gain as of October 31, 2023	$115.1
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($(0.6), net of tax)	(0.9)
Amount reclassified from other comprehensive income into earnings, gross ($(41.9), net of tax)	(55.0)
Balance gain as of October 31, 2024	$59.2
Amount recognized in other comprehensive income on interest rate swap contracts, gross ($0.5, net of tax)	0.6
Amount reclassified from other comprehensive income into earnings, gross ($(27.4), net of tax)	(36.1)
Balance gain as of October 31, 2025	$23.7
Refer to Note 8. Stockholders’ Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss".
The Company expects that $(20.2) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.

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
In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation, with participation of the Company's management, and under the oversight of the Board of Directors, including the Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer based upon their evaluation as of October 31, 2025, the end of the fiscal period covered in this report, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, and under the oversight of the Board of Directors, concluded that the Company's internal control over financial reporting was effective as of October 31, 2025.
As disclosed in Part II - Item 9A of the Company's Annual Report on Form 10-K for the year ended October 31, 2024, management identified material weaknesses in internal control over financial reporting related to information technology (IT) general controls for the U.S. operations within the CooperSurgical segment, associated with the implementation and maintenance of certain enterprise resource planning systems (ERP) during fiscal year 2024. The material weakness resulted from not having a sufficient complement of its personnel, inadequate training of personnel and ineffective risk assessment processes to identify and timely respond to the risks related to change management, user control monitoring and segregation of duties in the affected IT environment. Manual controls that rely on system-generated data or reports from the affected IT environment or process level automated controls in the affected IT environment were ineffective because they could have been adversely impacted.
During fiscal year 2025, management, with oversight of the Audit Committee of the Board of Directors, implemented steps to remediate the material weakness. Our internal control remediation efforts included the following:
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
During the quarter ended October 31, 2025, we completed our testing of the design and operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of October 31, 2025.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of October 31, 2025, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as set forth above, there have been no changes in our internal control over financial reporting during the quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
During the three months ended October 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders (the 2026 Proxy Statement).

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Equity Compensation Plan Information. Additional information required by this item is incorporated by reference to the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the 2026 Proxy Statement.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statements
The following financial statements are filed as a part of this report:
Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Statements of Income for the years ended October 31, 2025, 2024 and 2023
Statements of Comprehensive Income for the years ended October 31, 2025, 2024 and 2023
Balance Sheets as of October 31, 2025, and 2024
Statements of Stockholders' Equity for the years ended October 31, 2025, 2024 and 2023
Statements of Cash Flows for the years ended October 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements.
(b)     Exhibits.
The exhibits listed on the accompanying Exhibit Index are filed as part of this report.
All other schedules which are included in the applicable accounting regulations of the Securities and Exchange Commission are not required here because they are not applicable.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date
3.1	Second Restated Certificate of Incorporation	8-K	3.1	1/13/2006
3.2	Amendment to Second Restated Certificate of Incorporation	10-Q	3.1	3/1/2024
3.3	Amended and Restated By-Laws, The Cooper Companies, Inc, dated October 22, 2024	8-K	3.1	10/25/2024
3.4	Amendment to Second Restated Certificate of Incorporation	10-Q	3.1	5/30/2025
4.1	Description of Securities of The Cooper Companies, Inc. Registered under Section 12 of the Exchange Act	8-A		9/25/2023
10.1#	The Cooper Companies, Inc. Change in Control Severance Plan, dated May 21, 2007	10-Q	10.1	7/31/2007
10.2#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Albert G. White III, effective as of March 19, 2024	10-Q	10.2	4/30/2024
10.3#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Daniel G. McBride, effective as of March 19, 2024	10-Q	10.3	4/30/2024
10.4#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Brian G. Andrews, effective as of November 1, 2018	10-Q	10.2	4/30/2019
10.5#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Holly R. Sheffield, effective as of November 1, 2018	10-Q	10.4	4/30/2019
10.6#	The Third Amended and Restated 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	14A	A	1/29/2016
10.7#	Form of Non-Qualified Stock Option Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	10-K	10.32	10/31/2007
10.8#	Form of Deferred Stock Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	10-K	10.34	10/31/2007
10.9#	Form of Long Term Performance Share Award Agreement Pursuant to the 2007 Long-Term Incentive Plan of The Cooper Companies, Inc.	8-K	10.1	2/13/2009
10.10#	The Cooper Companies, Inc.’s 2019 Employee Stock Purchase Plan	14A	A	2/1/2019
10.11#	The 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.	14A	A	2/4/2020
10.12#	Form of Restricted Stock Unit Agreement pursuant to the 2020 Long Term Incentive Plan for Non-Employee Directors of The Cooper Companies, Inc.	10-K	10.12	10/31/2024
10.13(a)	License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc.	10-K	10.41	10/31/2008
10.14(a)	Amendment No. 1 to the License Agreement dated as of November 19, 2007, by and among CIBA Vision AG, CIBA Vision Corporate and CooperVision, Inc.	8-K	99.1	12/21/2012
10.15	Lease Contract dated as of November 6, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc.	8-K	10.1	1/12/2005
10.16	First Supplement and Amendment to Lease Contract dated as of December 30, 2003, by and between The Puerto Rico Industrial Development Company and Ocular Sciences Puerto Rico, Inc.	8-K	10.2	1/12/2005
10.17	Assignment of Lease Agreement dated as of June 29, 2004, by and among Ocular Sciences Puerto Rico, Inc., Ocular Sciences Cayman Islands Corporation and The Puerto Rico Industrial Development Company	8-K	10.3	1/12/2005
10.18	Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent	8-K	10.1	4/2/2020
10.19	Amendment No. 1 and Joinder, dated as of October 30, 2020, to Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Holding Company, LP, CooperSurgical Netherlands B.V., CooperVision Holding Kft., the lenders from time to time party thereto and KeyBank National Association, as administrative agent	10-K	10.20	10/31/2020

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date
10.20	Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc., the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent.	8-K	10.1	12/17/2021
10.21	Amendment No.2 and Joinder, dated as of December 17, 2021, to Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, among the Company, CooperVision International Limited, CooperVision Holding Kft., CooperSurgical Holdings Limited, the lenders party thereto, and KeyBank, National Association, as administrative agent	10-Q	10.3	1/31/2022
10.22	Amendment No.1, dated as of February 1, 2023, to the Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc. and PNC Bank, National Association, as the administrative agent.	10-Q	10.1	1/31/2023
10.23	Amendment No. 3, dated as of February 1, 2023, to the Revolving Credit and Term Loan Agreement, dated as of April 1, 2020, by and among the Company, CooperVision International Limited, and CooperSurgical Holdings Limited, the borrowers party thereto, and KeyBank National Association, as administrative agent.	10-Q	10.2	1/31/2023
10.24#	The Cooper Companies, Inc. 2023 Long-Term Incentive Plan	14A	A	1/30/2023
10.25#	Form of Stock Option Agreement for the 2023 Long-Term Incentive Plan	10-Q	10.2	4/30/2023
10.26#	Form of Restricted Stock Unit Agreement for the 2023 Long-Term Incentive Plan	10-Q	10.3	4/30/2023
10.27#	Form of Performance Stock Unit Agreement for the 2023 Long-Term Incentive Plan	10-Q	10.4	4/30/2023
10.28#	The Cooper Companies, Inc. 2017 Executive Incentive Plan	14A	A	1/27/2017
10.29#	The Cooper Companies, Inc. Compensation Recovery Policy	10-K	10.32	10/31/2023
10.30#	Executive Employment Agreement by and between The Cooper Companies, Inc. and Gerard Warner, effective as of March 19, 2024	10-Q	10.1	4/30/2024
10.31	Revolving Credit Agreement, dated as of May 1, 2024, among the Company, CooperVision International Limited, the lenders from time to time party thereto and PNC Bank National Association, as administrative agent	8-K	10.1	5/1/2024
10.32	Amendment No. 2, dated as of May 1, 2024, to the Term Loan Agreement, dated as of December 17, 2021, by and among The Cooper Companies, Inc., the lenders party thereto, and PNC Bank, National Association, as the administrative agent.	8-K	10.2	5/1/2024
19.1	Insider Trading Compliance Policy
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101	The following materials from the Company's Annual Report on Form 10-K for the year ended October 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language):(i) Consolidated Statements of Income for the years ended October 31, 2024, 2023 and 2022 (ii) Consolidated Statements of Comprehensive Income for the years ended October 31, 2024, 2023 and 2022 (iii) Consolidated Balance Sheets at October 31, 2024 and 2023, (iv) Consolidated Statements of Stockholders' Equity for the years ended October 31, 2024, 2023 and 2022 (v) Consolidated Statements of Cash Flows for the years ended October 31, 2024, 2023 and 2022, (vi) related notes to consolidated financial statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 16. Form 10-K Summary.
None.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 5, 2025.
THE COOPER COMPANIES, INC.
By: /s/ Albert G. White, III
Albert G. White, III
President & Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert G. White, III, Brian G. Andrews, and Daniel G. McBride, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates set forth opposite their respective names.

Signature	Capacity	Date
/s/ ALBERT G. WHITE, III	President, Chief Executive Officer and Director (Principal Executive Officer)	December 5, 2025
(Albert G. White, III)
/s/ ROBERT S. WEISS	Chairman of the Board	December 5, 2025
(Robert S. Weiss)
/s/ BRIAN G. ANDREWS	Executive Vice President, Chief Financial Officer and Treasurer	December 5, 2025
(Brian G. Andrews)	(Principal Financial Officer)
/s/ AGOSTINO RICUPATI	Senior Vice President and Chief Accounting Officer	December 5, 2025
(Agostino Ricupati)	(Principal Accounting Officer)
/s/ BARBARA CARBONE	Director	December 5, 2025
(Barbara Carbone)
/s/ COLLEEN E. JAY	Director	December 5, 2025
(Colleen E. Jay)
/s/ CYNTHIA L. LUCCHESE	Director	December 5, 2025
(Cynthia L. Lucchese)
/s/ LAWRENCE KURZIUS	Director	December 5, 2025
(Lawrence Kurzius)
/s/ MARIA RIVAS M.D.	Director	December 5, 2025
(Maria Rivas M.D.)
/s/ TERESA S. MADDEN	Director	December 5, 2025
(Teresa S. Madden)

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

CORPORATE INFORMATION

BOARD OF DIRECTORS

Weiss, Robert S.
Chairman of the Board

Carbone, Barbara
Director

Jay, Colleen E.
Director

Kurzius, Lawrence
Director

Lucchese, Cynthia L.
Director

Madden, Teresa S.
Director

Rivas, Maria, M.D.
Global Chief Medical Officer for Specialty and Primary Care and Head, Evidence Generation, Pfizer, Inc.

White, Albert G., III
President & Chief Executive Officer

COMMITTEES OF THE BOARD

Audit Committee
Madden, Teresa S. (Chairman)
Carbone, Barbara
Rivas, Maria, M.D.

Corporate Governance and Nominating Committee
Lucchese, Cynthia L. (Chairman)
Kurzius, Lawrence
Rivas, Maria, M.D.

Organization and Compensation Committee
Jay, Colleen E. (Chairman)
Kurzius, Lawrence
Lucchese, Cynthia L

EXECUTIVE OFFICERS

White, Albert G., III
President and Chief Executive Officer

McBride, Daniel G.
Executive Vice President, Chief Operating Officer, General Counsel and Corporate Secretary

Andrews, Brian G.
Executive Vice President, Chief Financial Officer and Treasurer

Ricupati, Agostino
Senior Vice President and Chief Accounting Officer

Sheffield, Holly R.
President of CooperSurgical, Inc.

Warner, Gerard H., III
President of CooperVision, Inc.

PRINCIPAL SUBSIDIARIES

CooperVision, Inc.
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
925-460-3600
www.coopervision.com

CooperSurgical, Inc.
75 Corporate Drive
Trumbull, CT 06611
203-601-5200
www.coopersurgical.com

CORPORATE OFFICES

The Cooper Companies, Inc.
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
925-460-3600
www.coopercos.com

INVESTOR INFORMATION

Recent news releases, the annual report on Securities and Exchange Commission Form 10-K, information about the Company's corporate governance program, recent investor presentations, replays of quarterly conference calls and historical stock quotes are available on our website at www.coopercos.com.

INVESTOR RELATIONS CONTACT

Kim Duncan
Vice President, Investor Relations and Risk Management
6101 Bollinger Canyon Road
Suite 500
San Ramon, CA 94583
Voice: 925-460-3663
E-mail: ir@cooperco.com

ANNUAL MEETING

The Cooper Companies will hold its Annual Stockholders' Meeting in April 2026.

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