Form 10-Q
period 2026-01-31
COOPER COMPANIES, INC.
filed 2026-03-06
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On March 2, 2026, 195,114,398 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Periods Ended January 31,
(In millions, except per share amounts)
(Unaudited)

	Three Months
	2026	2025
Net sales	$1,024.1	$964.7
Cost of sales	328.9	304.5
Gross profit	695.2	660.2
Selling, general and administrative expense	390.2	387.9
Research and development expense	44.3	40.7
Amortization of intangibles	47.9	49.6
Operating income	212.8	182.0
Interest expense	22.4	26.0
Other (income) expense, net	(1.8)	2.7
Income before income taxes	192.2	153.3
Provision for income taxes (Note 5)	61.4	49.0
Net income	$130.8	$104.3
Earnings per share (Note 6):
Basic	$0.67	$0.52
Diluted	$0.66	$0.52
Number of shares used to compute earnings per share:
Basic	195.8	199.7
Diluted	196.7	201.2
Other comprehensive income, net of tax:
Cash flow hedges	$(4.0)	$(2.0)
Foreign currency translation adjustment	76.5	(66.7)
Comprehensive income	$203.3	$35.6
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	January 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$124.9	$110.6
Trade accounts receivable, net of allowance for credit losses of $58.7 at January 31, 2026, and $51.9 at October 31, 2025	807.1	829.0
Inventories (Note 2)	876.4	846.0
Prepaid expense and other current assets	325.4	320.8
Total current assets	2,133.8	2,106.4
Property, plant and equipment, net	2,116.7	2,082.0
Goodwill	3,905.4	3,853.4
Other intangibles, net (Note 3)	1,541.6	1,586.3
Deferred tax assets	2,038.3	2,077.5
Other assets	688.4	689.2
Total assets	$12,424.2	$12,394.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 4)	$620.7	$47.8
Accounts payable	225.8	300.4
Employee compensation and benefits	209.6	210.6
Deferred revenue (Note 2)	129.9	127.9
Other current liabilities	409.7	426.1
Total current liabilities	1,595.7	1,112.8
Long-term debt (Note 4)	1,879.0	2,457.5
Deferred tax liabilities	96.3	93.3
Long-term tax payable	5.6	7.5
Deferred revenue	206.4	201.8
Other liabilities	277.2	282.8
Total liabilities	4,060.2	4,155.7
Contingencies and commitments (Note 9)
Stockholders’ equity:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 217.9 issued and 195.1 outstanding at January 31, 2026, and 217.6 issued and 195.9 outstanding at October 31, 2025	21.8	21.8
Additional paid-in capital	1,987.1	1,975.5
Accumulated other comprehensive loss	(334.0)	(406.5)
Retained earnings	7,774.1	7,643.3
Treasury stock at cost: 22.8 shares at January 31, 2026, and 21.7 shares at October 31, 2025	(1,085.2)	(995.2)
Total Cooper stockholders’ equity	8,363.8	8,238.9
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 8)	8,364.0	8,239.1
Total liabilities and stockholders’ equity	$12,424.2	$12,394.8
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2024	199.6	$19.9	17.6	$1.8	$1,921.0	$(421.7)	$7,268.4	$(706.0)	$0.2	$8,083.6
Net income	—	—	—	—	—	—	104.3	—	—	104.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	(68.7)	—	—	—	(68.7)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	—	—	—	(11.0)	—	—	1.0	—	(10.0)
Share-based compensation expense	—	—	—	—	18.3	—	—	—	—	18.3
Balance at January 31, 2025	199.9	$19.9	17.6	$1.8	$1,928.3	$(490.4)	$7,372.7	$(705.0)	$0.2	$8,127.5

Balance at October 31, 2025	195.9	$20.0	21.7	$1.8	$1,975.5	$(406.5)	$7,643.3	$(995.2)	$0.2	$8,239.1
Net income	—	—	—	—	—	—	130.8	—	—	130.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	72.5		—	—	72.5
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	—	—	—	(7.6)	—	—	2.9	—	(4.7)
Share-based compensation expense	—	—	—	—	19.2	—	—	—	—	19.2
Stock repurchase	(1.1)	—	1.1	—	—	—	—	(92.9)	—	(92.9)
Balance at January 31, 2026	195.1	$20.0	22.8	$1.8	$1,987.1	$(334.0)	$7,774.1	$(1,085.2)	$0.2	$8,364.0
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Three Months Ended January 31,
(In millions, unaudited)

	2026	2025
Cash flows from operating activities:
Net income	$130.8	$104.3
Depreciation and amortization	95.5	91.0
Settlement of contingent consideration	(0.5)	—
Net changes in operating capital	(36.1)	(75.6)
Deferred income taxes	43.6	34.6
Other non-cash items	27.6	36.3
Net cash provided by operating activities	260.9	190.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(102.2)	(89.4)
Acquisitions of businesses and assets, net of cash acquired, and other	(0.7)	(7.4)
Net cash used in investing activities	(102.9)	(96.8)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	875.4	670.3
Repayments of long-term debt	(904.2)	(729.5)
Acquisition installment payment	(44.5)	(47.1)
Net proceeds from short-term debt	22.0	16.0
Net payments related to share-based compensation awards	(6.7)	(8.5)
Repurchase of common stock	(92.5)	—
Issuance of common stock for employee stock purchase plan	3.9	2.2
Settlement of contingent consideration	(1.3)	—
Net cash used in financing activities	(147.9)	(96.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.3	(3.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14.4	(6.7)
Cash, cash equivalents, and restricted cash at beginning of period	110.6	107.7
Cash, cash equivalents, and restricted cash at end of period	$125.0	$101.0
Reconciliation of cash flow information:
Cash and cash equivalents	$124.9	$100.9
Restricted cash included in other current assets	0.1	0.1
Total cash, cash equivalents, and restricted cash	$125.0	$101.0
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
The accompanying Consolidated Condensed Financial Statements and related notes are unaudited and should be read in conjunction with the audited Consolidated Financial Statements of the Company and related notes as contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The Consolidated Condensed Financial Statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the interim periods presented.
Accounting Policies
There have been no material changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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
Accounting Pronouncements Issued But Not Yet Adopted
In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the accounting for government grants including recognition, measurement, and presentation. This ASU is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years with early adoption permitted. The ASU can be applied on a modified prospective basis, modified retrospective basis, or full retrospective basis. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the application of derivative accounting to certain contracts. This update introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one of the parties to the contract. It also clarifies the guidance for share-based noncash consideration from a customer, which is not applicable to us. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and the option to apply on a prospective or modified retrospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which removes references to sequential project stages and requires capitalization of software costs to begin when: (1) management has authorized and committed to funding the software project, and (2) it is probable the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The update permits either a prospective, modified prospective, or retrospective adoption approach. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient assumes that current conditions as of the balance sheet do not change for the remaining life of the asset. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and disclosures.
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
No other recently issued accounting pronouncements had or are expected to have a material impact on our Consolidated Condensed Financial Statements.

Note 2. Balance Sheet Components
Inventories

(In millions)	January 31, 2026	October 31, 2025
Raw materials	$180.0	$193.1
Work-in-process	24.1	19.9
Finished goods	672.3	633.0
Total inventories	$876.4	$846.0
Deferred revenue
The Company recognized revenue of approximately $32.0 million and $32.5 million for the three months ended January 31, 2026 and 2025, respectively, that was included in the deferred revenue balance at October 31, 2025 and October 31, 2024.
Note 3. Intangible Assets
Intangible assets consisted of the following:

	January 31, 2026		October 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:
Customer relationships	$1,143.2	$487.8	$1,137.6	$469.3
Composite intangible assets (1)	1,101.7	589.2	1,101.7	570.7
Technology	684.1	425.7	683.4	415.3
Trademarks	203.2	105.9	202.5	102.3
License and distribution rights and other	44.5	27.6	44.5	26.9
	3,176.7	$1,636.2	3,169.7	$1,584.5
Less: accumulated amortization and translation	1,636.2		1,584.5
Intangible assets with definite lives, net	1,540.5		1,585.2
Intangible assets with indefinite lives, net (2)	1.1		1.1
Total other intangibles, net	$1,541.6		$1,586.3
(1) Composite intangible assets primarily consist of technology, trade name, New Drug Application approval and physician relationships. The components are not reflected separately or within the corresponding categories because they are inextricably linked.
(2) Intangible assets with indefinite lives include trademarks.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Balances include foreign currency translation adjustments.
As of January 31, 2026, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2026	$141.4
2027	174.8
2028	170.2
2029	166.0
2030	161.6
Thereafter	726.5
Total remaining amortization for intangible assets with definite lives	$1,540.5
There was no material impairment of goodwill or intangible assets recorded in the three months ended January 31, 2026.
Note 4. Financing Arrangements
The Company had outstanding debt as follows:

(In millions)	January 31, 2026	October 31, 2025
Term loans	$550.0	$—
Other	70.1	47.1
Short-term debt, excluding financing leases	620.1	47.1
Financing lease liabilities	0.6	0.7
Short-term debt	$620.7	$47.8

Revolving credit	$927.7	$956.3
Term loans	950.0	1,500.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(0.6)	(0.8)
Long-term debt, excluding financing leases	1,877.3	2,455.7
Financing lease liabilities	1.7	1.8
Long-term debt	$1,879.0	$2,457.5
Total debt	$2,499.7	$2,505.3
Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of January 31, 2026, the Company was in compliance with all debt covenants.
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
The 2024 Credit Agreement contains customary restrictive covenants, as well as financial covenants that require the Company to maintain a certain Total Leverage Ratio and Interest Coverage Ratio, each as defined in the 2024 Credit Agreement.
On January 31, 2026, the Company had $927.7 million outstanding under the 2024 Revolving Credit Facility and the weighted-average interest rate on the 2024 Revolving Credit Facility was 4.78%.
Subsequent to the fiscal quarter ended January 31, 2026, the Company entered into Amendment No. 1 to the 2024 Credit Agreement. Refer to Note 12. Subsequent Events for additional information.
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
On January 31, 2026, the Company had $1,500.0 million outstanding under the 2021 Term Loan Facility and the interest rate was 4.67%.
Subsequent to the fiscal quarter ended January 31, 2026, the Company entered into Amendment No. 3 to the 2021 Credit Agreement. Refer to Note 12. Subsequent Events for additional information.
Note 5. Income Taxes
The effective tax rates for the three months ended January 31, 2026 and January 31, 2025 were 31.9% and 32.0%, respectively. The decrease was primarily due to changes in the geographic composition of pre-tax earnings, primarily offset by increases related to unrecognized tax benefits and excess tax benefits.
Note 6. Earnings Per Share

Periods Ended January 31,	Three Months
(In millions, except per share amounts)	2026	2025
Net income	$130.8	$104.3
Basic:
Weighted-average common shares	195.8	199.7
Basic earnings per share	$0.67	$0.52
Diluted:
Weighted-average common shares	195.8	199.7
Effect of dilutive stock plans	0.9	1.5
Diluted weighted-average common shares	196.7	201.2
Diluted earnings per share	$0.66	$0.52
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended January 31,	Three Months
(In thousands, except exercise prices)	2026	2025
Stock option shares excluded	1,481	784
Exercise prices	$78.51 - $101.54	$82.46 - $101.54
Restricted stock units excluded	350	2

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 7. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2025. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the employee stock purchase plan, were as follows:

Periods Ended January 31,	Three Months
(In millions)	2026	2025
Selling, general and administrative expense	$17.1	$16.7
Cost of sales	1.5	1.3
Research and development expense	0.6	0.8
Total share-based compensation expense	$19.2	$18.8
Related income tax benefit	$2.5	$2.9
Market-based award
During the three months ended January 31, 2026, the Company granted 78,286 restricted stock units to selected key employees which vest over approximately three years and are earned based on the Company's total shareholder return (TSR) relative to a designated peer group over a three-year performance period. The TSR metric is considered a market condition. The Company measured the fair value of such awards on the grant date using Monte Carlo simulation, incorporating valuation inputs including (a) simulation term of 2.9 years (b) risk-free interest rate of 3.6% (c) historical volatility of 29.2% (d) dividend yield of 0%. The grant-date fair value of the TSR award was $116.05 per share. The performance shares ultimately earned will range from zero to 200% of the target number of shares.
We recognize compensation expense ratably over the requisite service period regardless of actual TSR achievement. As of January 31, 2026, there was $8.7 million of total unrecognized compensation cost related to unvested TSR award, which is expected to be recognized over a remaining weighted-average period of 3.0 years.
Note 8. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2024	$(461.7)	$(4.9)	$44.9	$(421.7)
Gross change in value	(66.7)	—	(2.5)	(69.2)
Tax effect	—	—	0.5	0.5
Balance at January 31, 2025	$(528.4)	$(4.9)	$42.9	$(490.4)

Balance at October 31, 2025	$(426.2)	$1.7	$18.0	$(406.5)
Gross change in value	76.5	—	(5.3)	71.2
Tax effect	—	—	1.3	1.3
Balance at January 31, 2026	$(349.7)	$1.7	$14.0	$(334.0)
Share Repurchases
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of January 31, 2026, $873.9 million remains authorized for repurchase.
During the three months ended January 31, 2026, the Company repurchased 1.1 million shares of its common stock for $92.5 million, at a weighted average price of $82.04 per share. There were no share repurchases during the three months ended January 31, 2025.

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
The Company has been in a dispute with HM Revenue & Customs (HMRC) relating to payroll tax withholding matters related to consideration paid to company founders in the acquisition of the Sauflon Group in 2014 before the U.K. First-tier Tribunal (FTT). The FTT issued a decision on March 2, 2026 that largely supports HMRC’s position that the Company had failed to properly withhold payroll taxes with respect to a portion of the consideration paid by the Company in the Sauflon acquisition.
The Company believes the FTT’s decision was incorrect and intends to appeal the FTT’s decision. Although the Company does not believe that a loss is probable, an adverse outcome is reasonably possible. Depending on the results of the appeal, the Company could prevail on some or all of the issues in dispute, which could result in an obligation to pay a portion or all of the assessed amounts, with an estimated loss ranging from £0 to £71.7 million, plus accrued interest.

Because the ultimate outcome of the matter remains uncertain, the Company has not recorded any liability reserves in its financial statements.
As of January 31, 2026, the Company entered into additional leases that have not yet commenced in order to expand manufacturing as well as research and development capacity. The undiscounted lease payments are estimated at $140.2 million for leases that will commence starting in the third quarter of fiscal 2026, with initial terms ranging from 20 to 24 years.
Note 10. Business Segment Information
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
The CODM uses operating income, as presented in our financial reports, as the primary measure of segment profitability to assess the performance of the segments and make decisions on resource allocation across segments. The CODM evaluates segment operating income on a quarterly basis by comparing actual results to forecasted amounts and historical performance. These evaluations, supported by discussions with the leadership team responsible for managing the operations of each reportable segment, are used to assess segment results, monitor operating trends, and support decisions regarding the allocation of resources and consideration of investment opportunities. The Company does not allocate costs from corporate functions to segment operating income. The Company uses the same accounting policies to generate segment results as it does for consolidated results.
The following tables present revenue and other financial information by reportable segment:
Segment information:

Periods Ended January 31,	Three Months
(In millions)	2026	2025
CooperVision net sales by category:
Toric and multifocal	$351.2	$319.4
Sphere, other	343.9	326.7
Total CooperVision net sales	$695.1	$646.1
CooperSurgical net sales by category:
Office and surgical	$202.4	$198.9
Fertility	126.6	119.7
Total CooperSurgical net sales	329.0	318.6
Total net sales	$1,024.1	$964.7

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	CooperVision	CooperSurgical	Corporate (1)	Consolidated
Three Months Ended January 31, 2026
Net sales	$695.1	$329.0	$—	$1,024.1
Cost of sales	220.8	108.1	—	328.9
Selling, general and administrative expense	237.6	128.4	24.2	390.2
Research and development expense	22.4	21.9	—	44.3
Amortization expense	4.1	43.8	—	47.9
Operating income (loss)	$210.2	$26.8	$(24.2)	$212.8
Interest expense				22.4
Other expense (income), net				(1.8)
Income before income taxes				$192.2
Depreciation expense	$41.1	$6.5	$—	$47.6
Capital expenditures	$94.2	$8.0	$—	$102.2
As of January 31, 2026
Identifiable assets	$7,655.7	$4,584.6	$183.9	$12,424.2
Three Months Ended January 31, 2025
Net sales	$646.1	$318.6	$—	$964.7
Cost of sales	205.0	99.5	—	304.5
Selling, general and administrative expense	229.9	135.9	22.1	387.9
Research and development expense	22.5	18.2	—	40.7
Amortization expense	4.8	44.8	—	49.6
Operating income (loss)	$183.9	$20.2	$(22.1)	$182.0
Interest expense				26.0
Other expense (income), net				2.7
Income before income taxes				$153.3
Depreciation expense	$35.3	$6.1	$—	$41.4
Capital expenditures	$75.6	$13.8	$—	$89.4
As of October 31, 2025
Identifiable assets	$7,604.4	$4,619.3	$171.1	$12,394.8
(1) Corporate SGA expenses are not allocated to the segments.
Geographic information:

Periods Ended January 31,	Three Months
(In millions)	2026	2025
Net sales to unaffiliated customers by country of domicile:
United States	$513.9	$496.4
Europe	326.4	287.5
Rest of world	183.8	180.8
Total	$1,024.1	$964.7

(In millions)	January 31, 2026	October 31, 2025
Net property, plant and equipment by country of domicile:
United States	$1,406.0	$1,389.4
Europe	449.0	429.1
Rest of world	261.7	263.5
Total	$2,116.7	$2,082.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 11. Financial Derivatives and Hedging
As of January 31, 2026, the notional amount of outstanding foreign currency forward contracts was $29.9 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the three months ended January 31, 2026 and January 31, 2025.
As of January 31, 2026, the Company has eight interest rate swap contracts that have a total notional amount of $1.6 billion and remaining maturities of less than two years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income and Comprehensive Income:

Periods Ended January 31,		Three Months
(In millions)		2026	2025
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense (income)	$(6.2)	$(11.0)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Periods Ended January 31,	Three Months
(In millions)	2026	2025
Beginning balance gain	$23.7	$59.2
Amount recognized in accumulated other comprehensive income on interest rate swap contracts, gross	0.9	9.0
Amount reclassified from accumulated other comprehensive income into earnings, gross	(6.2)	(11.0)
Ending balance gain	$18.4	$57.2
The amount recognized in other comprehensive income on interest rate swap contracts was $0.7 million and $6.9 million, net of tax effect, for the three months ended January 31, 2026 and 2025, respectively.
The amount reclassified from other comprehensive income into earnings was $(4.7) million and $(8.4) million, net of tax, for the three months ended January 31, 2026 and 2025, respectively.
Refer to Note 8. Stockholders' Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss."
The Company expects that $(18.1) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Condensed Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.
Note 12. Subsequent Events
Amendment No.3 to the 2021 Credit Agreement
On February 3, 2026, the Company entered into Amendment No. 3 to the 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The amendment modifies the 2021 Credit Agreement by, among other things, extending the maturity date of $950.0 million of term loans to February 3, 2031, with the remaining $550.0 million of term loans retaining their original maturity date. The amendment also removes the

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
credit spread adjustment and increases the cap on incremental term loans to the greater of $1,365.0 million and 100% of consolidated EBITDA.
In addition, the amendment provides that, at the Company’s option, the applicable pricing rates may be determined based on the Company’s non-credit enhanced, senior unsecured long-term debt ratings or the existing basis of the Company’s ratio of consolidated net indebtedness to consolidated EBITDA.
Accordingly, we classified $950.0 million of the 2021 Credit Agreement loan amount as long-term and the remaining $550.0 million as short-term on our Consolidated Condensed Balance Sheet as of January 31, 2026.
Amendment No.1 to the 2024 Credit Agreement
On February 3, 2026, in connection with the Company’s entry into Amendment No.3 to the 2021 Credit Agreement, the Company also entered into Amendment No. 1 to the 2024 Credit Agreement, modifying the 2024 Credit Agreement by, among other things, conforming certain provisions therein to those contained in the 2021 Credit Agreement, as amended by Amendment No. 3 to the 2021 Credit Agreement, including the removal of the credit spread adjustments.
Non-Income Tax Matters
On March 2, 2026, the U.K. FTT issued a decision that largely supports HMRC in the Company’s dispute relating to payroll tax matters arising from the acquisition of the Sauflon Group in 2014.
The Company believes the FTT’s decision was incorrect and intends to appeal the FTT’s decision. Although the Company does not believe that a loss is probable, an adverse outcome is reasonably possible. Depending on the results of the appeal, the Company could prevail on some or all of the issues in dispute, which could result in an obligation to pay a portion or all of the assessed amounts, with an estimated loss ranging from £0 to £71.7 million, plus accrued interest.
Refer to Note 9 – Commitments and Contingencies for additional information.

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
•The impact of international conflicts, including the ongoing conflict in the Middle East, and the global response to international conflicts on the global and local economy, financial markets, energy markets, currency rates and our ability to supply product to, or through, or around, affected countries.
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
•Compliance costs and potential liability in connection with U.S. and foreign laws and health care regulations pertaining to privacy and security of personal information, such as the Health Insurance Portability and Accountability Act of 1996 and the California Consumer Privacy Act in the U.S. and the General Data Protection Regulation requirements in Europe, including but not limited to those resulting from data security breaches.
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
•New U.S. and foreign government laws and regulations, and changes in existing laws, regulations and enforcement guidance, which affect areas of our operations including, but not limited to, those affecting the health care industry, including the contact lens industry specifically and the medical device or pharmaceutical industries generally, including but not limited to the EU Medical Devices Regulation (MDR) and the EU In Vitro Diagnostic Medical Devices Regulation.
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
•Risks related to environmental, social and corporate governance issues, including those related to regulatory and disclosure requirements, climate change and sustainability.
•Other events described in our Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as such Risk Factors may be updated in quarterly filings including updates made in this filing.
We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any intent to update them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations
In this section, we discuss the results of our operations for the first quarter of fiscal 2026 ended January 31, 2026, compared with the same period of fiscal 2025. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.
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
CooperVision - We compete in the worldwide contact lens market with our spherical, toric, multifocal and toric multifocal contact lenses offered in materials like silicone hydrogel Aquaform technology. We believe that there will be lower contact lens wearer dropout rates as technology improves and enhances the wearing experience through a combination of improved designs and materials and the growth of preferred modalities such as single-use and monthly wearing options. CooperVision also competes in the myopia management and specialty eye care contact lens markets with myopia management contact lenses using its ActivControl technology and with products such as orthokeratology (ortho-k) and scleral lenses. CooperVision has U.S. Food and Drug Administration (FDA) approval for its MiSight 1 day lens, which is the first and only FDA-approved product indicated to slow the progression of myopia in children with treatment initiated between the ages of 8-12. Further, CooperVision received Chinese National Medical Products Administration approval for use of the MiSight 1 day lens in China and received Japanese Ministry of Health, Labour and Welfare approval for use of the MiSight 1 day lens in Japan. CooperVision is focused on greater worldwide market penetration using recently introduced products, and we continue to expand our presence in existing and emerging markets, including through acquisitions.
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
$695.1
$646.1
$329.0
$318.6
$1,024.1
$964.7
CooperVision
CooperSurgical
Consolidated
2026
2025

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
CooperVision Net Sales by Category

Three Months Ended January 31,			2026 vs 2025 % Change
($ in millions)	2026	2025
Toric and multifocal	$351.2	$319.4	10%
Sphere, other	343.9	326.7	5%
	$695.1	$646.1	8%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
In the three months ended January 31, 2026, the growth experienced across all categories was positively impacted by favorable foreign exchange rate fluctuations of approximately $28.1 million.
•Toric and multifocal grew primarily through the success of MyDay and Biofinity.
•Sphere, other grew primarily through MiSight, Biofinity, and MyDay.
•"Other" products represented less than 1% of net sales in the three months ended January 31, 2026 and 2025, respectively.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended January 31,	Three Months
($ in millions)	2026	2025	2026 vs 2025 % Change
Americas	$289.0	$270.9	7%
EMEA	282.3	246.5	15%
Asia Pacific	123.8	128.7	(4)%
	$695.1	$646.1	8%
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperSurgical Net Sales by Category

Three Months Ended January 31,			2026 vs 2025 % Change
($ in millions)	2026	2025
Office and surgical	$202.4	$198.9	2%
Fertility	126.6	119.7	6%
	$329.0	$318.6	3%
In the three months ended January 31, 2026, office and surgical net sales increased primarily due to increased sales of surgical products, partially offset by a decrease in revenue of Paragard contraceptive intrauterine devices. Fertility net sales increased primarily due to an increase in revenue from consumable products.
Gross Margin
Consolidated gross margin remained flat at 68% for both the three months ended January 31, 2026 and January 31, 2025.
Selling, General and Administrative (SGA) Expenses

Three Months Ended January 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$237.6	34%	$229.9	36%	3%
CooperSurgical	128.4	39%	135.9	43%	(6)%
Corporate	24.2	—	22.1	—	10%
	$390.2	38%	$387.9	40%	1%
CooperVision's SGA expenses increased in the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to increased selling activities.
CooperSurgical's SGA expenses decreased in the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to a decrease in headcount.
Corporate SGA expenses increased in the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to an increase in share-based compensation related expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Research and Development (R&D) Expenses

Three Months Ended January 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$22.4	3%	$22.5	3%	—%
CooperSurgical	21.9	7%	18.2	6%	20%
	$44.3	4%	$40.7	4%	9%
CooperVision's R&D expenses were relatively flat in the three months ended January 31, 2026, compared to the three months ended January 31, 2025. CooperVision's R&D activities are primarily focused on the development of contact lenses, manufacturing technology, and process enhancements.
CooperSurgical's R&D expenses increased in the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to an increase in R&D project spend and pharmacovigilance related fees, partially offset by a decrease in MDR costs. CooperSurgical's R&D activities are primarily focused on the development of surgical devices and fertility solutions, manufacturing technology, and process enhancements.
Amortization Expense

Three Months Ended January 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$4.1	1%	$4.8	1%	(15)%
CooperSurgical	43.8	13%	44.8	14%	(2)%
	$47.9	5%	$49.6	5%	(3)%
CooperVision's amortization expense decreased in the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to certain intangible assets being fully amortized.
CooperSurgical's amortization expense decreased in the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to certain intangible assets being fully amortized and the write-off of an intangible asset in fiscal 2025.
Operating Income

Three Months Ended January 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$210.2	30%	$183.9	28%	14%
CooperSurgical	26.8	8%	20.2	6%	33%
Corporate	(24.2)	—	(22.1)	—	10%
	$212.8	21%	$182.0	19%	17%
CooperVision's operating income increased in the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to the increase in net sales outpacing the increase in operating expenses.
CooperSurgical's operating income increased in the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to the increase in net sales and the decrease in SGA and amortization expenses, partially offset by the increase in R&D expenses.
Corporate operating loss increased in the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to an increase in share-based compensation related expenses.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended January 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
Interest expense	$22.4	2%	$26.0	3%	(14)%
Interest expense decreased during the three months ended January 31, 2026, compared to the three months ended January 31, 2025, primarily due to lower average debt balances.
Other (Income) Expense, Net

Periods Ended January 31,	Three Months
($ in millions)	2026	2025
Foreign exchange loss	$1.3	$3.0
Other income, net	(3.1)	(0.3)
	$(1.8)	$2.7
Foreign exchange loss decreased during the three months ended January 31, 2026, compared to the three months ended January 31, 2025 primarily due to movements of U.S. dollar against various foreign currencies and the effect on intercompany receivables and payables.
Other income, net increased in the three months ended January 31, 2026 compared to the three months ended January 31, 2025, primarily due to a gain in minority interest investments.
Provision for Income Taxes
The effective tax rates for the three months ended January 31, 2026 and January 31, 2025 were 31.9% and 32.0%, respectively. The decrease was primarily due to changes in the geographic composition of pre-tax earnings, primarily offset by increases related to unrecognized tax benefits and excess tax benefits.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity
Working capital as of January 31, 2026 and October 31, 2025 was $538.1 million and $993.6 million, respectively. The decrease in working capital was primarily due to an increase in short-term debt, partially offset by a decrease in accounts payable.
Cash Flow

Three Months Ended January 31,
($ in millions)	2026	2025
Operating activities	$260.9	$190.6
Investing activities	(102.9)	(96.8)
Financing activities	(147.9)	(96.6)
Effect of exchange rate changes on cash, cash equivalents, restricted cash	4.3	(3.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$14.4	$(6.7)
Operating Cash Flow
Cash provided by operating activities in the first three months of fiscal 2026 increased compared to the first three months of fiscal 2025, primarily due to an increase in net income and net changes in operating capital. The net changes in operating capital included an increase in cash collection, a decrease in prepaid and other assets and a slower inventory build.
Investing Cash Flow
Cash used in investing activities in the first three months of fiscal 2026 increased compared to the first three months of fiscal 2025, primarily due to an increase in purchases of property, plant and equipment, partially offset by a decrease in spending on equity investments.
Financing Cash Flow
Cash used in financing activities in the first three months of fiscal 2026 increased compared to the first three months of fiscal 2025, primarily due to the repurchase of common stock, partially offset by less net repayments on the revolving credit.
The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of January 31, 2026:

($ in millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
Revolving Credit:
2024 Revolving Credit	$2,300.0	$927.7	$5.3	$1,367.0	May 1, 2029
Term loan:
2021 Term Loan	1,500.0	1,500.0	n/a	—	December 17, 2026
Total	$3,800.0	$2,427.7	$5.3	$1,367.0
As of January 31, 2026, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement). The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. See Note 4. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Share Repurchase
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of January 31, 2026, $873.9 million remains authorized for repurchase.
During the three months ended January 31, 2026, the Company repurchased 1.1 million shares of its common stock for $92.5 million, at a weighted average price of $82.04 per share. There were no share repurchases during the three months ended January 31, 2025.
Contingencies
On March 2, 2026, after the end of the reporting period, the U.K. FTT issued a decision that largely supports HMRC in the Company's dispute relating to payroll tax matters arising from the acquisition of the Sauflon Group in 2014.
The Company believes the FTT’s decision was incorrect and intends to appeal the FTT’s decision. Depending on the results of the appeal, the Company could prevail on some or all of the issues in dispute, which could result in an obligation to pay a portion or all of the assessed amounts, with an estimated loss ranging from £0 to £71.7 million, plus accrued interest.
Any future payments required would impact the Company’s liquidity and cash flow in the period of resolution.
Estimates and Critical Accounting Policies
Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis in our Form 10-K for the fiscal year ended October 31, 2025. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2025.
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
At January 31, 2026, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $34.9 million in operating income for the fiscal quarter ended January 31, 2026. See Note 11. Financial Derivatives and Hedging of the Consolidated Condensed Financial Statements for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates. Net of interest rate swaps, the majority of our total indebtedness remains subject to US-based variable interest rate risk tied to changes in the federal funds rate and SOFR. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the first quarter of fiscal 2026. See Note 4. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) are effective as of January 31, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our first quarter of fiscal 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On March 2, 2026, the U.K. FTT issued a decision that largely supports HMRC in the Company’s dispute regarding payroll tax matters arising from the acquisition of the Sauflon Group in 2014.
The Company believes the FTT’s decision was incorrect and intends to appeal the FTT’s decision. Depending on the results of the appeal, the Company could prevail on some or all of the issues in dispute, which could result in an obligation to pay a portion or all of the assessed amounts, with an estimated loss ranging from £0 to £71.7 million, plus accrued interest.
Refer to Note 9 – Commitments and Contingencies for additional information.
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
Risk factors describing the major risks to our business can be found under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of January 31, 2026, $873.9 million remains authorized for repurchase.
The following table provides information about the shares repurchased by the Company for the three months ended January 31, 2026:

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (in thousands)	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
December 1, 2025 to December 31, 2025	287.6	$81.28	287.6	$943.0
January 1, 2026 to January 31, 2026	839.0	$82.30	839.0	$873.9
Total	1,126.6	$82.04	1,126.6
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended January 31, 2026, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 6. Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date

10.1	Letter Agreement, by and between The Cooper Companies, Inc. and Browning West, LP, dated December 22, 2025.	8-K	10.1	12/23/2025

10.2	Amendment No. 3 to Term Loan Agreement, among the Company, the subsidiary guarantors party thereto and PNC Bank, National Association, as administrative agent.	8-K	10.1	2/4/2026

10.3	Amendment No. 1 to Revolving Credit Agreement, among the Company and CooperVision International Limited, as the borrowers, the subsidiary guarantors party thereto, the lenders party thereto and PNC, as administrative agent.	8-K	10.2	2/4/2026
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350				X

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350				X

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three months period ended January 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: March 6, 2026	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)