Form 10-Q
period 2026-04-30
COOPER COMPANIES, INC.
filed 2026-06-05
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
On June 1, 2026, 195,030,630 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss)
Periods Ended April 30,
(In millions, except per share amounts)
(Unaudited)

	Three Months		Six Months
	2026	2025	2026	2025
Net sales	$1,081.5	$1,002.3	$2,105.6	$1,967.0
Cost of sales	346.1	323.2	675.0	627.7
Gross profit	735.4	679.1	1,430.6	1,339.3
Selling, general and administrative expense	676.2	399.0	1,066.4	786.9
Research and development expense	42.5	45.5	86.8	86.2
Amortization of intangibles	47.7	49.8	95.6	99.4
Operating income (loss)	(31.0)	184.8	181.8	366.8
Interest expense	20.9	24.2	43.3	50.2
Other (income) expense, net	(3.5)	16.1	(5.3)	18.8
Income (loss) before income taxes	(48.4)	144.5	143.8	297.8
Provision for income taxes (Note 5)	29.5	56.8	90.9	105.8
Net income (loss)	$(77.9)	$87.7	$52.9	$192.0
Earnings (loss) per share (Note 6):
Basic	$(0.40)	$0.44	$0.27	$0.96
Diluted	$(0.40)	$0.44	$0.27	$0.96
Number of shares used to compute earnings (loss) per share:
Basic	195.0	199.9	195.4	199.8
Diluted	195.0	200.7	196.1	200.9
Other comprehensive income (loss), net of tax:
Cash flow hedges	$0.4	$(19.6)	$(3.6)	$(21.6)
Foreign currency translation adjustment	(29.6)	117.7	46.9	51.0
Comprehensive income (loss)	$(107.1)	$185.8	$96.2	$221.4
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	April 30, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$138.8	$110.6
Trade accounts receivable, net of allowance for credit losses of $69.1 at April 30, 2026, and $51.9 at October 31, 2025	809.2	829.0
Inventories (Note 2)	896.4	846.0
Prepaid expense and other current assets	455.4	320.8
Total current assets	2,299.8	2,106.4
Property, plant and equipment, net	2,132.2	2,082.0
Goodwill	3,888.5	3,853.4
Other intangibles, net (Note 3)	1,494.3	1,586.3
Deferred tax assets	1,994.7	2,077.5
Other assets	672.8	689.2
Total assets	$12,482.3	$12,394.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 4)	$598.9	$47.8
Accounts payable	233.3	300.4
Employee compensation and benefits	165.9	210.6
Deferred revenue (Note 2)	127.9	127.9
Accrued litigation liability (Note 9)	324.8	0.7
Other current liabilities	353.9	425.4
Total current liabilities	1,804.7	1,112.8
Long-term debt (Note 4)	1,861.3	2,457.5
Deferred tax liabilities	96.4	93.3
Long-term tax payable	5.6	7.5
Deferred revenue	208.8	201.8
Other liabilities	266.4	282.8
Total liabilities	4,243.2	4,155.7
Contingencies and commitments (Note 9)
Stockholders’ equity:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 217.9 issued and 194.9 outstanding at April 30, 2026, and 217.6 issued and 195.9 outstanding at October 31, 2025	21.8	21.8
Additional paid-in capital	1,982.6	1,975.5
Accumulated other comprehensive loss	(363.2)	(406.5)
Retained earnings	7,696.2	7,643.3
Treasury stock at cost: 23.0 shares at April 30, 2026, and 21.7 shares at October 31, 2025	(1,098.5)	(995.2)
Total Cooper stockholders’ equity	8,238.9	8,238.9
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 8)	8,239.1	8,239.1
Total liabilities and stockholders’ equity	$12,482.3	$12,394.8
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2024	199.6	$19.9	17.6	$1.8	$1,921.0	$(421.7)	$7,268.4	$(706.0)	$0.2	$8,083.6
Net income (loss)	—	—	—	—	—	—	104.3	—	—	104.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	(68.7)	—	—	—	(68.7)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	—	—	—	(11.0)	—	—	1.0	—	(10.0)
Share-based compensation expense	—	—	—	—	18.3	—	—	—	—	18.3
Balance at January 31, 2025	199.9	$19.9	17.6	$1.8	$1,928.3	$(490.4)	$7,372.7	$(705.0)	$0.2	$8,127.5
Net income (loss)	—	—	—	—	—	—	87.7	—	—	87.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	98.1	—	—	—	98.1
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	0.1	—	—	(5.9)	—	—	0.9	—	(4.9)
Share-based compensation expense	—	—	—	—	20.3	—	—	—	—	20.3
Share repurchase	(0.5)	—	0.5	—	—	—	—	(40.6)	—	(40.6)
Balance at April 30, 2025	199.5	$20.0	18.1	$1.8	$1,942.7	$(392.3)	$7,460.4	$(744.7)	$0.2	$8,288.1
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2025	195.9	$20.0	21.7	$1.8	$1,975.5	$(406.5)	$7,643.3	$(995.2)	$0.2	$8,239.1
Net income (loss)	—	—	—	—	—	—	130.8	—	—	130.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	72.5		—	—	72.5
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	—	—	—	(7.6)	—	—	2.9	—	(4.7)
Share-based compensation expense	—	—	—	—	19.2	—	—	—	—	19.2
Share repurchase	(1.1)	—	1.1	—	—	—	—	(92.9)	—	(92.9)
Balance at January 31, 2026	195.1	$20.0	22.8	$1.8	$1,987.1	$(334.0)	$7,774.1	$(1,085.2)	$0.2	$8,364.0
Net income (loss)	—	—	—	—	—	—	(77.9)	—	—	(77.9)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(29.2)	—	—	—	(29.2)
Issuance of common stock for stock plans, net and employee stock purchase plan	—	—	—	—	(19.4)	—	—	—	—	(19.4)
Share-based compensation expense	—	—	—	—	14.9	—	—	—	—	14.9
Share repurchase	(0.2)	—	0.2	—	—	—	—	(13.3)	—	(13.3)
Balance at April 30, 2026	194.9	$20.0	23.0	$1.8	$1,982.6	$(363.2)	$7,696.2	$(1,098.5)	$0.2	$8,239.1
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Six Months Ended April 30,
(In millions, unaudited)

	2026	2025
Cash flows from operating activities:
Net income	$52.9	$192.0
Depreciation and amortization	190.9	183.6
Settlement of contingent consideration	(0.5)	—
Net changes in operating capital	55.5	(241.2)
Deferred income taxes	87.1	78.3
Other non-cash items	57.8	74.1
Net cash provided by operating activities	443.7	286.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(188.6)	(167.5)
Acquisitions of businesses and assets, net of cash acquired, and other	(4.3)	(8.5)
Net cash used in investing activities	(192.9)	(176.0)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	1,733.1	1,418.9
Repayments of long-term debt	(1,780.2)	(1,444.1)
Acquisition installment payment	(44.5)	(47.1)
Net proceeds from short-term debt	2.0	23.2
Net payments related to share-based compensation awards	(28.7)	(19.7)
Repurchase of common stock	(108.0)	(40.6)
Issuance of common stock for employee stock purchase plan	3.9	4.2
Settlement of contingent consideration	(1.3)	—
Net cash used in financing activities	(223.7)	(105.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.3	2.9
Net increase in cash, cash equivalents, and restricted cash	28.4	8.5
Cash, cash equivalents, and restricted cash at beginning of period	110.6	107.7
Cash, cash equivalents, and restricted cash at end of period	$139.0	$116.2
Reconciliation of cash flow information:
Cash and cash equivalents	$138.8	$116.2
Restricted cash included in other current assets	0.2	—
Total cash, cash equivalents, and restricted cash	$139.0	$116.2
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
No other recently issued accounting pronouncements had or are expected to have a material impact on our Consolidated Condensed Financial Statements.

Note 2. Balance Sheet Components
Inventories

(In millions)	April 30, 2026	October 31, 2025
Raw materials	$180.5	$193.1
Work-in-process	20.9	19.9
Finished goods	695.0	633.0
Total inventories	$896.4	$846.0
Deferred revenue
The Company recognized revenue of approximately $32.5 million and $64.5 million for the three and six months ended April 30, 2026, respectively, that was included in the deferred revenue balance at January 31, 2026 and October 31, 2025. The Company recognized revenue of approximately $31.6 million and $64.1 million for the three and six months ended April 30, 2025, respectively, that was included in the deferred revenue balance at January 31, 2025 and October 31, 2024.
Note 3. Intangible Assets
Intangible assets consisted of the following:

	April 30, 2026		October 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:
Customer relationships	$1,142.2	$501.8	$1,137.6	$469.3
Composite intangible assets (1)	1,101.7	607.6	1,101.7	570.7
Technology	684.5	435.9	683.4	415.3
Trademarks	203.0	109.1	202.5	102.3
License and distribution rights and other	44.6	28.4	44.5	26.9
	3,176.0	$1,682.8	3,169.7	$1,584.5
Less: accumulated amortization and translation	1,682.8		1,584.5
Intangible assets with definite lives, net	1,493.2		1,585.2
Intangible assets with indefinite lives, net (2)	1.1		1.1
Total other intangibles, net	$1,494.3		$1,586.3
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Balances include foreign currency translation adjustments.
As of April 30, 2026, the estimate of future amortization expenses for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2026	$93.7
2027	174.8
2028	170.2
2029	166.0
2030	161.6
Thereafter	726.9
Total remaining amortization for intangible assets with definite lives	$1,493.2
There was no material impairment of goodwill or intangible assets recorded in the six months ended April 30, 2026.
Note 4. Financing Arrangements
The Company had outstanding debt as follows:

(In millions)	April 30, 2026	October 31, 2025
Term loans	$550.0	$—
Other	48.2	47.1
Short-term debt, excluding financing leases	598.2	47.1
Financing lease liabilities	0.7	0.7
Short-term debt	$598.9	$47.8

Revolving credit	$911.7	$956.3
Term loans	950.0	1,500.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(2.4)	(0.8)
Long-term debt, excluding financing leases	1,859.5	2,455.7
Financing lease liabilities	1.8	1.8
Long-term debt	$1,861.3	$2,457.5
Total debt	$2,460.2	$2,505.3
Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of April 30, 2026, the Company was in compliance with all debt covenants.
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
On February 3, 2026, in connection with the Company’s entry into Amendment No. 3 to the 2021 Credit Agreement (discussed below), the Company entered into Amendment No. 1 to the 2024 Credit Agreement, modifying the 2024 Credit Agreement by, among other things, conforming certain provisions therein to those contained in the 2021 Credit Agreement, as amended by Amendment No. 3 to the 2021 Credit Agreement, including the removal of the credit spread adjustments.
On April 30, 2026, the Company had $911.7 million outstanding under the 2024 Revolving Credit Facility and the weighted-average interest rate on the 2024 Revolving Credit Facility was 4.66%.
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
On February 3, 2026, the Company entered into Amendment No. 3 to the 2021 Credit Agreement, by and among the Company, the lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent. The amendment modifies the 2021 Credit Agreement by, among other things, extending the maturity date of $950.0 million of term loans to February 3, 2031, with the remaining $550.0 million of term loans retaining their original maturity date. The amendment also removes the credit spread adjustment and increases the cap on incremental term loans to the greater of $1,365.0 million and 100% of consolidated EBITDA.
In addition, the amendment provides that, at the Company’s option, the applicable pricing rates may be determined based on the Company’s non-credit enhanced, senior unsecured long-term debt ratings or the existing basis of the Company’s ratio of consolidated net indebtedness to consolidated EBITDA.
On April 30, 2026, the Company had $1,500.0 million outstanding under the 2021 Term Loan Facility and the interest rate was 4.54%.
Note 5. Income Taxes
The effective tax rates for the three months ended April 30, 2026, and April 30, 2025, were (61.0)% and 39.3%, respectively. The effective tax rates for the six months ended April 30, 2026, and April 30, 2025, were 63.2% and 35.5%, respectively. The changes were primarily due to the discrete tax impact of the litigation accrual discussed below, partially offset by changes in the geographic composition of pre-tax earnings.
During the three months ended April 30, 2026, the Company recorded $271.6 million litigation expense, net of insurance recoveries, as described in Note 9. Contingencies and Commitments. As a result, the Company recognized a $42.8 million discrete income tax benefit, net of indirect tax effects, primarily driven by a reduction in U.S. taxable income.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 6. Earnings (Loss) Per Share

Periods Ended April 30,	Three Months		Six Months
(In millions, except per share amounts)	2026	2025	2026	2025
Net income (loss)	$(77.9)	$87.7	$52.9	$192.0
Basic:
Weighted-average common shares	195.0	199.9	195.4	199.8
Basic earnings (loss) per share	$(0.40)	$0.44	$0.27	$0.96
Diluted:
Weighted-average common shares	195.0	199.9	195.4	199.8
Effect of dilutive stock plans (1)	—	0.8	0.7	1.1
Diluted weighted-average common shares	195.0	200.7	196.1	200.9
Diluted earnings (loss) per share	$(0.40)	$0.44	$0.27	$0.96
(1) For the three months ended April 30, 2026, the number of diluted weighted-average common shares used to calculate diluted loss per share excludes all potentially dilutive instruments because they would be antidilutive due to the net loss position for the period.
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings (loss) per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended April 30,	Three Months		Six Months
(In thousands, except exercise prices)	2026	2025	2026	2025
Stock option shares excluded	3,480	1,506	1,481	1,111
Exercise prices	$43.83 - $101.54	$82.46 - $101.54	$78.51 - $101.54	$82.46 - $101.54
Restricted stock units excluded	1,961	586	348	563
Note 7. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2025. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss) for share-based awards, including the employee stock purchase plan, were as follows:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Selling, general and administrative expense	$13.2	$18.5	$30.3	$35.2
Cost of sales	1.7	1.2	3.2	2.5
Research and development expense	0.6	0.6	1.2	1.4
Total share-based compensation expense	$15.5	$20.3	$34.7	$39.1
Related income tax benefit	$2.3	$2.8	$4.8	$5.7
Market-based award
During the three months ended January 31, 2026, the Company granted 78,286 restricted stock units to selected key employees which vest over approximately three years and are earned based on the Company's total shareholder return (TSR) relative to a designated peer group over a three-year performance period. The TSR metric is considered a market condition. The Company measured the fair value of such awards on the grant date using Monte Carlo simulation, incorporating valuation inputs including (a) simulation term of 2.9 years, (b) risk-free interest rate of 3.6%, (c) historical volatility of 29.2%, and (d) dividend yield of 0%. The grant-date fair value of the TSR award was $116.05 per share. The performance shares ultimately earned will range from zero to 200% of the target number of shares.
We recognize compensation expense ratably over the requisite service period regardless of actual TSR achievement. As of April 30, 2026, there was $8.0 million of total unrecognized compensation cost related to unvested TSR award, which is expected to be recognized over a remaining weighted-average period of 2.8 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 8. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2024	$(461.7)	$(4.9)	$44.9	$(421.7)
Gross change in value	51.0	—	(28.5)	22.5
Tax effect	—	—	6.9	6.9
Balance at April 30, 2025	$(410.7)	$(4.9)	$23.3	$(392.3)

Balance at October 31, 2025	$(426.2)	$1.7	$18.0	$(406.5)
Gross change in value	46.9	—	(4.8)	42.1
Tax effect	—	—	1.2	1.2
Balance at April 30, 2026	$(379.3)	$1.7	$14.4	$(363.2)
Share Repurchases
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of April 30, 2026, $860.8 million remains authorized for repurchase.
During the three and six months ended April 30, 2026, the Company repurchased 0.2 million and 1.3 million shares of its common stock for $13.1 million and $105.6 million, at a weighted average price of $75.84 and $81.21 per share. During the three and six months ended April 30, 2025, the Company repurchased 0.5 million shares of its common stock for $40.6 million, at a weighted average price of $75.60 per share.
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
The Company believes the FTT’s decision was incorrect and is in the process of appealing the FTT’s decision. Although the Company does not believe that a loss is probable, an adverse outcome is reasonably possible. Depending on the results of the appeal, the Company could prevail on some or all of the issues in dispute, which could result in an obligation to pay a portion or all of the assessed amounts, with an estimated loss ranging from £0 to £71.7 million, plus accrued interest. Because the ultimate outcome of the matter remains uncertain as of the issuance date of the financial statements included in this report, the Company has not recorded any liability in its financial statements.
In December 2023, CooperSurgical initiated a voluntary recall of three specific lots of CooperSurgical’s LifeGlobalTM global® embryo culture media that it had produced. Subsequently, claims and lawsuits in various U.S. and international jurisdictions were brought by individuals who generally allege that they suffered damages associated with the use of the recalled product, including claims of embryo loss or reduced embryo viability.
Between December 2023 and mid-March 2026, the Company resolved a significant number of claims and lawsuits through settlements. The Company recorded an immaterial accrual in the first quarter of fiscal 2024, related to insurance deductibles and other additional costs. Based on historical settlement experience and other considerations, the Company believed a material loss was not probable and that there was no reasonable basis to estimate aggregate losses in excess of historical settlement levels after taking into account available insurance coverage.
Subsequently, the Company identified developments, including the procedural acceleration of multiple litigated cases, receipt of additional claimant information, updated damage valuation analysis, and significantly increased projected defense and expert costs.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
This resulted in reassessment of exposure. As of June 5, 2026, more than 140 lawsuits were filed, including three putative class actions, none of which has been certified, and over 1,500 claimants have been proffered to the Company. Based on these developments, management concluded that a loss was probable and reasonably estimable, particularly with respect to potential exposure exceeding available insurance coverage. The net impact to the consolidated statements of operations to resolve outstanding claims was $271.6 million, consisting of $324.1 million accrued litigation liability, partially offset by $52.5 million of insurance recoveries. The net amount was recorded within Selling, General and Administrative expenses.
As of April 30, 2026, the Company entered into additional leases that have not yet commenced in order to expand manufacturing as well as research and development capacity. The undiscounted lease payments are estimated at $140.2 million for leases that will commence starting in the fourth quarter of fiscal 2026, with initial terms ranging from 20 to 24 years.
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
The CODM uses operating income (loss), as presented in our financial reports, as the primary measure of segment profitability to assess the performance of the segments and make decisions on resource allocation across segments. The CODM evaluates segment operating income (loss) on a quarterly basis by comparing actual results to forecasted amounts and historical performance. These evaluations, supported by discussions with the leadership team responsible for managing the operations of each reportable segment, are used to assess segment results, monitor operating trends, and support decisions regarding the allocation of resources and consideration of investment opportunities. The Company does not allocate costs from corporate functions to segment operating income (loss). The Company uses the same accounting policies to generate segment results as it does for consolidated results.
The following tables present revenue and other financial information by reportable segment:
Segment information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2026	2025	2026	2025
CooperVision net sales by category:
Toric and multifocal	$364.9	$328.4	$716.1	$647.8
Sphere, other	358.6	341.2	702.5	667.9
Total CooperVision net sales	$723.5	$669.6	$1,418.6	$1,315.7
CooperSurgical net sales by category:
Office and surgical	$214.2	$205.8	$416.6	$404.7
Fertility	143.8	126.9	270.4	246.6
Total CooperSurgical net sales	358.0	332.7	687.0	651.3
Total net sales	$1,081.5	$1,002.3	$2,105.6	$1,967.0

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	CooperVision	CooperSurgical	Corporate (1)	Consolidated
Three Months Ended April 30, 2026
Net sales	$723.5	$358.0	$—	$1,081.5
Cost of sales	229.4	116.7	—	346.1
Selling, general and administrative expense	252.2	402.4	21.6	676.2
Research and development expense	22.1	20.4	—	42.5
Amortization expense	4.2	43.5	—	47.7
Operating income (loss)	$215.6	$(225.0)	$(21.6)	$(31.0)
Interest expense				20.9
Other (income) expense, net				(3.5)
Income (loss) before income taxes				$(48.4)
Depreciation expense	$41.3	$6.5	$—	$47.8
Capital expenditures	$76.6	$9.8	$—	$86.4
As of April 30, 2026
Identifiable assets	$7,626.0	$4,616.0	$240.3	$12,482.3
Three Months Ended April 30, 2025
Net sales	$669.6	$332.7	$—	$1,002.3
Cost of sales	215.6	107.6	—	323.2
Selling, general and administrative expense	236.9	136.8	25.3	399.0
Research and development expense	25.6	19.9	—	45.5
Amortization expense	5.1	44.7	—	49.8
Operating income (loss)	$186.4	$23.7	$(25.3)	$184.8
Interest expense				24.2
Other (income) expense, net				16.1
Income (loss) before income taxes				$144.5
Depreciation expense	$37.1	$5.9	$—	$43.0
Capital expenditures	$69.4	$8.7	$—	$78.1
As of October 31, 2025
Identifiable assets	$7,604.4	$4,619.3	$171.1	$12,394.8
(1) Corporate SGA expenses are not allocated to the segments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	CooperVision	CooperSurgical	Corporate (1)	Consolidated
Six Months Ended April 30, 2026
Net sales	$1,418.6	$687.0	$—	$2,105.6
Cost of sales	450.2	224.8		675.0
Selling, general and administrative expense	489.8	530.8	45.8	1,066.4
Research and development expense	44.5	42.3		86.8
Amortization expense	8.3	87.3		95.6
Operating income (loss)	$425.8	$(198.2)	$(45.8)	$181.8
Interest expense				43.3
Other (income) expense, net				(5.3)
Income (loss) before income taxes				$143.8
Depreciation expense	$82.4	$13.0	$—	$95.4
Capital expenditures	$170.8	$17.8	$—	$188.6
Six Months Ended April 30, 2025
Net sales	$1,315.7	$651.3	$—	$1,967.0
Cost of sales	420.6	207.1	—	627.7
Selling, general and administrative expense	466.8	272.7	47.4	786.9
Research and development expense	48.1	38.1	—	86.2
Amortization expense	9.9	89.5	—	99.4
Operating income (loss)	$370.3	$43.9	$(47.4)	$366.8
Interest expense				50.2
Other (income) expense, net				18.8
Income (loss) before income taxes				$297.8
Depreciation expense	$72.4	$12.0	$—	$84.4
Capital expenditures	$145.0	$22.5	$—	$167.5
(1) Corporate SGA expenses are not allocated to the segments.
Geographic information:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Net sales to unaffiliated customers by country of domicile:
United States	$547.8	$515.2	$1,061.7	$1,011.6
Europe	341.6	291.9	668.0	579.4
Rest of world	192.1	195.2	375.9	376.0
Total	$1,081.5	$1,002.3	$2,105.6	$1,967.0

(In millions)	April 30, 2026	October 31, 2025
Net property, plant and equipment by country of domicile:
United States	$1,429.1	$1,389.4
Europe	445.7	429.1
Rest of world	257.4	263.5
Total	$2,132.2	$2,082.0
Note 11. Financial Derivatives and Hedging
As of April 30, 2026, the notional amount of outstanding foreign currency forward contracts was $54.5 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the three and six months ended April 30, 2026 and April 30, 2025.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As of April 30, 2026, the Company has five interest rate swap contracts that have a total notional amount of $1.3 billion and remaining maturities of less than two years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss):

Periods Ended April 30,		Three Months		Six Months
(In millions)		2026	2025	2026	2025
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$(5.3)	$(9.1)	$(11.5)	$(20.1)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Periods Ended April 30,	Three Months		Six Months
(In millions)	2026	2025	2026	2025
Beginning balance gain	$18.4	$57.2	$23.7	$59.2
Amount recognized in accumulated other comprehensive income on interest rate swap contracts, gross	5.8	(17.1)	6.7	(8.1)
Amount reclassified from accumulated other comprehensive income into earnings, gross	(5.3)	(9.1)	(11.5)	(20.1)
Ending balance gain	$18.9	$31.0	$18.9	$31.0
The amount recognized in other comprehensive income on interest rate swap contracts was $4.4 million and $5.1 million, net of tax, for the three and six months ended April 30, 2026, respectively, and $(12.7) million and $(6.3) million, net of tax, for the three and six months ended April 30, 2025, respectively.
The amount reclassified from other comprehensive income into earnings was $(4.0) million and $(8.7) million, net of tax, for the three and six months ended April 30, 2026, respectively, and $(6.9) million and $(15.3) million, net of tax, for the three and six months ended April 30, 2025, respectively.
Refer to Note 8. Stockholders' Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss."
The Company expects that $(19.4) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Condensed Statements of Income (Loss) over the next twelve months and the amount will vary depending on prevailing interest rates.

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
•Other events described in our United States Securities and Exchange Commission filings, including the “Business” and “Risk Factors” sections in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as such Risk Factors may be updated in quarterly filings including updates made in this filing.
We caution investors that forward-looking statements reflect our analysis only on their stated date. We disclaim any obligation to update or revise them except as required by law.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations
In this section, we discuss the results of our operations for the second quarter of fiscal 2026 ended April 30, 2026, compared with the same period of fiscal 2025. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.
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
Net Sales

Net Sales Q2
$ (Millions)
$723.5
$669.6
$358.0
$332.7
$1,081.5
$1,002.3
CooperVision
CooperSurgical
Consolidated
2026
2025

Net Sales YTD Q2
$ (Millions)
$1418.6
$1,315.7
$687.0
$651.3
$2,105.6
$1,967.0
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
CooperVision Net Sales by Category

Three Months Ended April 30,			2026 vs 2025 % Change
($ in millions)	2026	2025
Toric and multifocal	$364.9	$328.4	11%
Sphere, other	358.6	341.2	5%
	$723.5	$669.6	8%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,			2026 vs 2025 % Change
($ in millions)	2026	2025
Toric and multifocal	$716.1	$647.8	11%
Sphere, other	702.5	667.9	5%
	$1,418.6	$1,315.7	8%
In the three and six months ended April 30, 2026, the growth experienced across all categories was positively impacted by favorable foreign exchange rate fluctuations of approximately $28.4 million and $56.5 million, respectively.
•Toric and multifocal grew primarily through the success of Biofinity and MyDay.
•Sphere, other grew primarily through MyDay and MiSight.
•"Other" products represented less than 1% of net sales in the three and six months ended April 30, 2026 and 2025, respectively.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended April 30,	Three Months			Six Months
($ in millions)	2026	2025	2026 vs 2025 % Change	2026	2025	2026 vs 2025 % Change
Americas	$303.2	$282.4	7%	$592.2	$553.3	7%
EMEA	289.7	248.6	17%	572.0	495.1	16%
Asia Pacific	130.6	138.6	(6)%	254.4	267.3	(5)%
	$723.5	$669.6	8%	$1,418.6	$1,315.7	8%
CooperVision's growth in net sales in the Americas and EMEA was primarily attributable to market gains of silicone hydrogel contact lenses. In Asia Pacific, net sales declined due to softness in Japan. The growth in EMEA was positively impacted by favorable foreign exchange rate fluctuations. Refer to CooperVision Net Sales by Category above for further discussion.

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
CooperSurgical Net Sales by Category

Three Months Ended April 30,			2026 vs 2025 % Change
($ in millions)	2026	2025
Office and surgical	$214.2	$205.8	4%
Fertility	143.8	126.9	13%
	$358.0	$332.7	8%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Six Months Ended April 30,			2026 vs 2025 % Change
($ in millions)	2026	2025
Office and surgical	$416.6	$404.7	3%
Fertility	270.4	246.6	10%
	$687.0	$651.3	5%
In the three months ended April 30, 2026, office and surgical net sales increased primarily due to increased sales of surgical products. Fertility net sales increased primarily due to an increase in revenue from consumable products and genetic testing.
In the six months ended April 30, 2026, office and surgical net sales increased primarily due to increased sales of surgical products, partially offset by a decrease in revenue of Paragard contraceptive intrauterine devices. Fertility net sales increased primarily due to an increase in revenue from consumable products and genetic testing.
Gross Margin.
Consolidated gross margin remained flat at 68% for both the three and six months ended April 30, 2026 and April 30, 2025.
Selling, General and Administrative (SGA) Expenses

Three Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$252.2	35%	$236.9	35%	6%
CooperSurgical	402.4	112%	136.8	41%	194%
Corporate	21.6	—	25.3	—	(15)%
	$676.2	63%	$399.0	40%	69%
Six Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$489.8	35%	$466.8	35%	5%
CooperSurgical	530.8	77%	272.7	42%	95%
Corporate	45.8	—	47.4	—	(3)%
	$1,066.4	51%	$786.9	40%	36%
CooperVision's SGA expenses increased in the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to increased selling activities.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperSurgical's SGA expenses increased in the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to the $271.6 million litigation expense, net of insurance recoveries. Refer to Note 9. Contingencies and Commitments for additional information.
Corporate SGA expenses decreased in the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to a decrease in share-based compensation related expenses.
Research and Development (R&D) Expenses

Three Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$22.1	3%	$25.6	4%	(14)%
CooperSurgical	20.4	6%	19.9	6%	3%
	$42.5	4%	$45.5	5%	(7)%
Six Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$44.5	3%	$48.1	4%	(7)%
CooperSurgical	42.3	6%	38.1	6%	11%
	$86.8	4%	$86.2	4%	1%
CooperVision's R&D expenses decreased in the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to a decrease in R&D project spend. CooperVision's R&D projects are primarily focused on the development of contact lenses, manufacturing technology, and process enhancements.
CooperSurgical's R&D expenses increased in the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to an increase in R&D project spend and pharmacovigilance related fees. CooperSurgical's R&D projects are primarily focused on the development of surgical devices and fertility solutions, manufacturing technology, and process enhancements.
Amortization Expense

Three Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$4.2	1%	$5.1	1%	(18)%
CooperSurgical	43.5	12%	44.7	13%	(3)%
	$47.7	4%	$49.8	5%	(4)%
Six Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$8.3	1%	$9.9	1%	(16)%
CooperSurgical	87.3	13%	89.5	14%	(2)%
	$95.6	5%	$99.4	5%	(4)%
CooperVision's amortization expense decreased in the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to certain intangible assets being fully amortized.
CooperSurgical's amortization expense decreased in the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to certain intangible assets being fully amortized and the write-off of an intangible asset in fiscal 2025.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Operating Income (Loss)

Three Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$215.6	30%	$186.4	28%	16%
CooperSurgical	(225.0)	(63)%	23.7	7%	(1,049)%
Corporate	(21.6)	—	(25.3)	—	(15)%
	$(31.0)	(3)%	$184.8	18%	(117)%
Six Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$425.8	30%	$370.3	28%	15%
CooperSurgical	(198.2)	(29)%	43.9	7%	(551)%
Corporate	(45.8)	—	(47.4)	—	(3)%
	$181.8	9%	$366.8	19%	(50)%
CooperVision's operating income increased in the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to the increase in net sales outpacing the increase in operating expenses.
CooperSurgical reported operating loss in the three and six months ended April 30, 2026, compared to the operating income in the three and six months ended April 30, 2025, primarily due to increased SGA expenses related to the $271.6 million litigation expense, net of insurance recoveries. Refer to Note 9. Contingencies and Commitments for additional information.
Corporate operating loss decreased in the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to a decrease in share-based compensation related expenses.
Interest Expense

Three Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
Interest expense	$20.9	2%	$24.2	2%	(14)%
Six Months Ended April 30,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
Interest expense	$43.3	2%	$50.2	3%	(14)%
Interest expense decreased during the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, due to lower interest rates and lower average debt balances.
Other (Income) Expense, Net

Periods Ended April 30,	Three Months		Six Months
($ in millions)	2026	2025	2026	2025
Foreign exchange loss	$0.8	$1.2	$2.1	$4.2
Other (income) expense, net	(4.3)	14.9	(7.4)	14.6
	$(3.5)	$16.1	$(5.3)	$18.8
Foreign exchange loss decreased during the three and six months ended April 30, 2026, compared to the three and six months ended April 30, 2025, primarily due to movements of U.S. dollar against various foreign currencies and the effect on intercompany receivables and payables.
Other (income) expense, net changed from expense in the three and six months ended April 30, 2025 to income in the three and six months ended April 30, 2026, primarily due to a $15.7 million loss on the disposal of a minority interest investment in fiscal year 2025.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Provision for Income Taxes
The effective tax rates for the three months ended April 30, 2026, and April 30, 2025, were (61.0)% and 39.3%, respectively. The effective tax rates for the six months ended April 30, 2026, and April 30, 2025, were 63.2% and 35.5%, respectively. The changes were primarily due to the discrete tax impact of the litigation accrual discussed below, partially offset by changes in the geographic composition of pre-tax earnings.
During the three months ended April 30, 2026, the Company recorded $271.6 million litigation expense, net of insurance recoveries, as described in Note 9. Contingencies and Commitments. As a result, the Company recognized a $42.8 million discrete income tax benefit, net of indirect tax effects, primarily driven by a reduction in U.S. taxable income.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity
Working capital as of April 30, 2026 and October 31, 2025 was $495.1 million and $993.6 million, respectively. The decrease in working capital was primarily due to an increase in short-term debt.
Cash Flow

Six Months Ended April 30,
($ in millions)	2026	2025
Operating activities	$443.7	$286.8
Investing activities	(192.9)	(176.0)
Financing activities	(223.7)	(105.2)
Effect of exchange rate changes on cash, cash equivalents, restricted cash	1.3	2.9
Net increase in cash, cash equivalents, and restricted cash	$28.4	$8.5
Operating Cash Flow
Cash provided by operating activities in the first six months of fiscal 2026 increased compared to the first six months of fiscal 2025, primarily due to increased cash inflows from net income after adjusting for the non-cash accrual for litigation liability. Refer to Note 9. Contingencies and Commitments for additional information.
Investing Cash Flow
Cash used in investing activities in the first six months of fiscal 2026 increased compared to the first six months of fiscal 2025, primarily due to an increase in purchases of property, plant and equipment, partially offset by a decrease in spending on equity investments.
Financing Cash Flow
Cash used in financing activities in the first six months of fiscal 2026 increased compared to the first six months of fiscal 2025, primarily due to an increase in repurchase of common stock, higher net repayments on the revolving credit and lower net proceeds from short-term debt.
The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of April 30, 2026:

($ in millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
Revolving Credit:
2024 Revolving Credit	$2,300.0	$911.7	$5.3	$1,383.0	May 1, 2029
Term loan:
2021 Term Loan	550.0	550.0	n/a	—	December 17, 2026
2021 Term Loan	950.0	950.0	n/a	—	February 3, 2031
Total	$3,800.0	$2,411.7	$5.3	$1,383.0
As of April 30, 2026, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement). The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan Facility and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. On February 3, 2026, the Company entered into Amendment No. 3 to the 2021 Credit Agreement. The amendment modifies the 2021 Credit Agreement by, among other things, extending the maturity date of $950.0 million of term loans to February 3, 2031, with the remaining $550.0 million of term loans retaining their original maturity date. See Note 4. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
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
Share Repurchase
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of April 30, 2026, $860.8 million remains authorized for repurchase.
During the three and six months ended April 30, 2026, the Company repurchased 0.2 million and 1.3 million shares of its common stock for $13.1 million and $105.6 million, at a weighted average price of $75.84 and $81.21 per share. During the three and six months ended April 30, 2025, the Company repurchased 0.5 million shares of its common stock for $40.6 million, at a weighted average price of $75.60 per share.
Contingencies
On March 2, 2026, the U.K. FTT issued a decision that largely supports HMRC in the Company's dispute relating to payroll tax matters arising from the acquisition of the Sauflon Group in 2014.
The Company believes the FTT’s decision was incorrect and is in the process of appealing the FTT’s decision. Depending on the results of the appeal, the Company could prevail on some or all of the issues in dispute, which could result in an obligation to pay a portion or all of the assessed amounts, with an estimated loss ranging from £0 to £71.7 million, plus accrued interest.
In December 2023, CooperSurgical initiated a voluntary recall of three specific lots of CooperSurgical’s LifeGlobalTM global® embryo culture media that it had produced. Subsequently, claims and lawsuits in various U.S. and international jurisdictions were brought by individuals who generally allege that they suffered damages associated with the use of the recalled product, including claims of embryo loss or reduced embryo viability.
Between December 2023 and mid-March 2026, the Company resolved a significant number of claims and lawsuits through settlements. The Company recorded an immaterial accrual in the first quarter of fiscal 2024, related to insurance deductibles and other additional costs. Based on historical settlement experience and other considerations, the Company believed a material loss was not probable and that there was no reasonable basis to estimate aggregate losses in excess of historical settlement levels after taking into account available insurance coverage.
Subsequently, the Company identified developments, including the procedural acceleration of multiple litigated cases, receipt of additional claimant information, updated damage valuation analysis, and significantly increased projected defense and expert costs. This resulted in reassessment of exposure. As of June 5, 2026, more than 140 lawsuits were filed, including three putative class actions, none of which has been certified, and over 1,500 claimants have been proffered to the Company. Based on these developments, management concluded that a loss was probable and reasonably estimable, particularly with respect to potential exposure exceeding available insurance coverage. The net impact to the consolidated statements of operations to resolve outstanding claims was $271.6 million, consisting of $324.1 million accrued litigation liability, partially offset by $52.5 million of insurance recoveries. The net amount was recorded within Selling, General and Administrative expenses.
Any future payments required would impact the Company’s liquidity and cash flow in the period of resolution.
Estimates and Critical Accounting Policies
Information regarding estimates and critical accounting policies is included in Management's Discussion and Analysis in our Form 10-K for the fiscal year ended October 31, 2025. There have been no material changes in our policies from those previously discussed in our Form 10-K for the fiscal year ended October 31, 2025, except as follows:
Litigation Contingencies
We are or may be subject to litigation loss contingencies. We accrue for loss contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low end of the range of losses is recognized if no amount within the range is a better estimate than any other. If we determine that a loss is possible, but not probable, and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Potential insurance recoveries in connection with recognized loss contingencies are recognized as assets in the period in which such recoveries are determined to be probable of realization. These matters raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
brought, and differences in applicable law. As such, significant judgment is required in determining our legal accruals. Refer to Note 9. Contingencies and Commitments for additional information.
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
At April 30, 2026, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $35.5 million in operating income (loss) for the fiscal quarter ended April 30, 2026. See Note 11. Financial Derivatives and Hedging of the Consolidated Condensed Financial Statements for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates. Net of interest rate swaps, the majority of our total indebtedness remains subject to US-based variable interest rate risk tied to changes in the federal funds rate and SOFR. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the second quarter of fiscal 2026. See Note 4. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) are effective as of April 30, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our second quarter of fiscal 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On March 2, 2026, the U.K. FTT issued a decision that largely supports HMRC in the Company’s dispute regarding payroll tax matters arising from the acquisition of the Sauflon Group in 2014.
The Company believes the FTT’s decision was incorrect and is in the process of appealing the FTT’s decision. Depending on the results of the appeal, the Company could prevail on some or all of the issues in dispute, which could result in an obligation to pay a portion or all of the assessed amounts, with an estimated loss ranging from £0 to £71.7 million, plus accrued interest.
In December 2023, CooperSurgical initiated a voluntary recall of three specific lots of CooperSurgical’s LifeGlobalTM global® embryo culture media that it had produced. Subsequently, claims and lawsuits in various U.S. and international jurisdictions were brought by individuals who generally allege that they suffered damages associated with the use of the recalled product, including claims of embryo loss or reduced embryo viability.
Between December 2023 and mid-March 2026, the Company resolved a significant number of claims and lawsuits through settlements. The Company recorded an immaterial accrual in the first quarter of fiscal 2024, related to insurance deductibles and other additional costs. Based on historical settlement experience and other considerations, the Company believed a material loss was not probable and that there was no reasonable basis to estimate aggregate losses in excess of historical settlement levels after taking into account available insurance coverage.
Subsequently, the Company identified developments, including the procedural acceleration of multiple litigated cases, receipt of additional claimant information, updated damage valuation analysis, and significantly increased projected defense and expert costs. This resulted in reassessment of exposure. As of June 5, 2026, more than 140 lawsuits were filed, including three putative class actions, none of which has been certified, and over 1,500 claimants have been proffered to the Company. Based on these developments, management concluded that a loss was probable and reasonably estimable, particularly with respect to potential exposure exceeding available insurance coverage. The net impact to the consolidated statements of operations to resolve outstanding claims was $271.6 million, consisting of $324.1 million accrued litigation liability, partially offset by $52.5 million of insurance recoveries. The net amount was recorded within Selling, General and Administrative expenses.
Refer to Note 9. Contingencies and Commitments for additional information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of April 30, 2026, $860.8 million remains authorized for repurchase.
The following table provides information about the shares repurchased by the Company for the three months ended April 30, 2026:

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (in thousands)	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
February 1, 2026 to February 28, 2026	—	$—	—	$873.9
March 1, 2026 to March 31, 2026	173.6	75.84	173.6	860.8
April 1, 2026 to April 30, 2026	—	—	—	860.8
Total	173.6	$75.84	173.6	$860.8
Item 3. Defaults Upon Senior Securities

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended April 30, 2026, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and six months periods ended April 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss), (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: June 5, 2026	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)