Form 10-Q
period 2026-07-31
COOPER COMPANIES, INC.
filed 2026-09-09
CIK 711404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
On September 3, 2026, 190,155,294 shares of Common Stock, $0.10 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income and Comprehensive Income
Periods Ended July 31,
(In millions, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	2026	2025	2026	2025
Net sales	$1,066.2	$1,060.3	$3,171.8	$3,027.3
Cost of sales	354.3	368.3	1,029.3	996.0
Gross profit	711.9	692.0	2,142.5	2,031.3
Selling, general and administrative expense	401.3	421.7	1,467.7	1,208.6
Research and development expense	41.6	44.6	128.4	130.8
Amortization of intangibles	47.0	50.0	142.6	149.4
Operating income	222.0	175.7	403.8	542.5
Interest expense	21.5	25.4	64.8	75.6
Other (income) expense, net	(1.3)	(1.6)	(6.6)	17.2
Income before income taxes	201.8	151.9	345.6	449.7
Provision for income taxes (Note 5)	(231.0)	53.6	(140.1)	159.4
Net income	$432.8	$98.3	$485.7	$290.3
Earnings per share (Note 6):
Basic	$2.24	$0.49	$2.50	$1.45
Diluted	$2.24	$0.49	$2.49	$1.45
Number of shares used to compute earnings per share:
Basic	193.0	199.3	194.6	199.6
Diluted	193.4	200.0	195.2	200.6
Other comprehensive income, net of tax:
Cash flow hedges	$(1.5)	$3.9	$(5.1)	$(17.7)
Foreign currency translation adjustment	(18.5)	(3.7)	28.4	47.3
Comprehensive income	$412.8	$98.5	$509.0	$319.9
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	July 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$154.7	$110.6
Trade accounts receivable, net of allowance for credit losses of $76.1 at July 31, 2026, and $51.9 at October 31, 2025	788.9	829.0
Inventories (Note 2)	911.5	846.0
Prepaid expense and other current assets	426.4	320.8
Total current assets	2,281.5	2,106.4
Property, plant and equipment, net	2,144.9	2,082.0
Goodwill	3,876.3	3,853.4
Other intangibles, net (Note 3)	1,445.9	1,586.3
Deferred tax assets	2,267.9	2,077.5
Other assets	656.9	689.2
Total assets	$12,673.4	$12,394.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 4)	$628.1	$47.8
Accounts payable	251.2	300.4
Employee compensation and benefits	174.6	210.6
Deferred revenue (Note 2)	129.6	127.9
Accrued litigation liability (Note 9)	316.5	0.7
Other current liabilities	366.6	425.4
Total current liabilities	1,866.6	1,112.8
Long-term debt (Note 4)	1,916.1	2,457.5
Deferred tax liabilities	94.2	93.3
Long-term tax payable	2.4	7.5
Deferred revenue	208.7	201.8
Other liabilities	257.0	282.8
Total liabilities	4,345.0	4,155.7
Contingencies and commitments (Note 9)
Stockholders’ equity:
Preferred stock, $0.10 par value, 1.0 shares authorized, zero shares issued or outstanding	—	—
Common stock, $0.10 par value, 480.0 shares authorized, 217.9 issued and 190.1 outstanding at July 31, 2026, and 217.6 issued and 195.9 outstanding at October 31, 2025	21.8	21.8
Additional paid-in capital	1,998.5	1,975.5
Accumulated other comprehensive loss	(383.2)	(406.5)
Retained earnings	8,129.0	7,643.3
Treasury stock at cost: 27.8 shares at July 31, 2026, and 21.7 shares at October 31, 2025	(1,437.9)	(995.2)
Total Cooper stockholders’ equity	8,328.2	8,238.9
Noncontrolling interests	0.2	0.2
Stockholders’ equity (Note 8)	8,328.4	8,239.1
Total liabilities and stockholders’ equity	$12,673.4	$12,394.8
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2024	199.6	$19.9	17.6	$1.8	$1,921.0	$(421.7)	$7,268.4	$(706.0)	$0.2	$8,083.6
Net income (loss)	—	—	—	—	—	—	104.3	—	—	104.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	(68.7)	—	—	—	(68.7)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	—	—	—	(11.0)	—	—	1.0	—	(10.0)
Share-based compensation expense	—	—	—	—	18.3	—	—	—	—	18.3
Balance at January 31, 2025	199.9	$19.9	17.6	$1.8	$1,928.3	$(490.4)	$7,372.7	$(705.0)	$0.2	$8,127.5
Net income (loss)	—	—	—	—	—	—	87.7	—	—	87.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	98.1	—	—	—	98.1
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	0.1	—	—	(5.9)	—	—	0.9	—	(4.9)
Share-based compensation expense	—	—	—	—	20.3	—	—	—	—	20.3
Share repurchase	(0.5)	—	0.5	—	—	—	—	(40.6)	—	(40.6)
Balance at April 30, 2025	199.5	$20.0	18.1	$1.8	$1,942.7	$(392.3)	$7,460.4	$(744.7)	$0.2	$8,288.1
Net income (loss)	—	—	—	—	—	—	98.3	—	—	98.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	0.2	—	—	—	0.2
Issuance of common stock for stock plans, net and employee stock purchase plan	—	—	—	—	1.3	—	—	1.3	—	2.6
Share-based compensation expense	—	—	—	—	16.4	—	—	—	—	16.4
Share repurchase	(0.7)	—	0.7	—	—	—	—	(52.6)	—	(52.6)
Balance at July 31, 2025	198.8	$20.0	18.8	$1.8	$1,960.4	$(392.1)	$7,558.7	$(796.0)	$0.2	$8,353.0
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Stockholders' Equity
(In millions, unaudited)

	Common Shares		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at October 31, 2025	195.9	$20.0	21.7	$1.8	$1,975.5	$(406.5)	$7,643.3	$(995.2)	$0.2	$8,239.1
Net income (loss)	—	—	—	—	—	—	130.8	—	—	130.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	72.5	—	—	—	72.5
Issuance of common stock for stock plans, net and employee stock purchase plan	0.3	—	—	—	(7.6)	—	—	2.9	—	(4.7)
Share-based compensation expense	—	—	—	—	19.2	—	—	—	—	19.2
Share repurchase	(1.1)	—	1.1	—	—	—	—	(92.9)	—	(92.9)
Balance at January 31, 2026	195.1	$20.0	22.8	$1.8	$1,987.1	$(334.0)	$7,774.1	$(1,085.2)	$0.2	$8,364.0
Net income (loss)	—	—	—	—	—	—	(77.9)	—	—	(77.9)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(29.2)	—	—	—	(29.2)
Issuance of common stock for stock plans, net and employee stock purchase plan	—	—	—	—	(19.4)	—	—	—	—	(19.4)
Share-based compensation expense	—	—	—	—	14.9	—	—	—	—	14.9
Share repurchase	(0.2)	—	0.2	—	—	—	—	(13.3)	—	(13.3)
Balance at April 30, 2026	194.9	$20.0	23.0	$1.8	$1,982.6	$(363.2)	$7,696.2	$(1,098.5)	$0.2	$8,239.1
Net income (loss)	—	—	—	—	—	—	432.8	—	—	432.8
Other comprehensive income (loss), net of tax	—	—	—	—	—	(20.0)	—	—	—	(20.0)
Issuance of common stock for stock plans, net and employee stock purchase plan	0.1	—	(0.1)	—	0.5	—	—	3.1	—	3.6
Share-based compensation expense	—	—	—	—	15.4	—	—	—	—	15.4
Share repurchase	(4.9)	—	4.9	—	—	—	—	(342.5)	—	(342.5)
Balance at July 31, 2026	190.1	$20.0	27.8	$1.8	$1,998.5	$(383.2)	$8,129.0	$(1,437.9)	$0.2	$8,328.4
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 31,
(In millions, unaudited)

	2026	2025
Cash flows from operating activities:
Net income	$485.7	$290.3
Depreciation and amortization	285.6	279.0
Settlement of contingent consideration	(0.5)	—
Net changes in operating capital	111.0	(259.7)
Deferred income taxes	(187.8)	122.2
Other non-cash items	91.4	116.4
Net cash provided by operating activities	785.4	548.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(257.3)	(264.4)
Acquisitions of businesses and assets, net of cash acquired, and other	(5.4)	(9.7)
Net cash used in investing activities	(262.7)	(274.1)
Cash flows from financing activities:
Proceeds from long-term debt, net of issuance costs	2,847.1	2,174.9
Repayments of long-term debt	(2,839.7)	(2,294.7)
Acquisition installment payment	(44.5)	(47.1)
Net proceeds from short-term debt	30.8	11.9
Net payments related to share-based compensation awards	(29.2)	(19.7)
Repurchase of common stock	(447.2)	(93.3)
Issuance of common stock for employee stock purchase plan	7.4	6.5
Settlement of contingent consideration	(1.3)	—
Net cash used in financing activities	(476.6)	(261.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	4.6
Net increase in cash, cash equivalents, and restricted cash	44.3	17.2
Cash, cash equivalents, and restricted cash at beginning of period	110.6	107.7
Cash, cash equivalents, and restricted cash at end of period	$154.9	$124.9
Reconciliation of cash flow information:
Cash and cash equivalents	$154.7	$124.9
Restricted cash included in other current assets	0.2	—
Total cash, cash equivalents, and restricted cash	$154.9	$124.9
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities to disclose specific categories in the effective tax rate reconciliation and additional information for reconciling items that exceed a quantitative threshold. The guidance also requires all disaggregated information pertaining to taxes paid, net of refunds received, for federal, state and foreign income taxes. The new guidance is effective for fiscal years beginning after December 15, 2024, with the option to apply prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures and expect to adopt this ASU for the fiscal year ending October 31, 2026.
No other recently issued accounting pronouncements had or are expected to have a material impact on our Consolidated Condensed Financial Statements.
Note 2. Balance Sheet Components
Inventories

(In millions)	July 31, 2026	October 31, 2025
Raw materials	$184.3	$193.1
Work-in-process	22.0	19.9
Finished goods	705.2	633.0
Total inventories	$911.5	$846.0
Deferred revenue
The Company recognized revenue of approximately $32.0 million and $96.5 million for the three and nine months ended July 31, 2026, respectively, that was included in the deferred revenue balance at April 30, 2026 and October 31, 2025, respectively. The Company recognized revenue of approximately $31.9 million and $96.0 million for the three and nine months ended July 31, 2025, respectively, that was included in the deferred revenue balance at April 30, 2025 and October 31, 2024, respectively.
Note 3. Intangible Assets
Intangible assets consisted of the following:

	July 31, 2026		October 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:
Customer relationships	$1,138.4	$513.7	$1,137.6	$469.3
Composite intangible assets (1)	1,101.7	626.1	1,101.7	570.7
Technology	692.2	453.0	683.4	415.3
Trademarks	199.3	108.8	202.5	102.3
License and distribution rights and other	33.7	18.9	44.5	26.9
	3,165.3	$1,720.5	3,169.7	$1,584.5
Less: accumulated amortization and translation	1,720.5		1,584.5
Intangible assets with definite lives, net	1,444.8		1,585.2
Intangible assets with indefinite lives, net (2)	1.1		1.1
Total other intangibles, net	$1,445.9		$1,586.3
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As of July 31, 2026, the estimate of future amortization expense for intangible assets with definite lives is as follows:

Fiscal Years:	(In millions)
Remainder of 2026	$46.7
2027	174.3
2028	169.9
2029	165.8
2030	161.5
Thereafter	726.6
Total remaining amortization for intangible assets with definite lives	$1,444.8
There was no material impairment of goodwill or intangible assets recorded in the nine months ended July 31, 2026.
Note 4. Financing Arrangements
The Company had outstanding debt as follows:

(In millions)	July 31, 2026	October 31, 2025
Term loans	$550.0	$—
Other	77.5	47.1
Short-term debt, excluding financing leases	627.5	47.1
Financing lease liabilities	0.6	0.7
Short-term debt	$628.1	$47.8

Revolving credit	$966.7	$956.3
Term loans	950.0	1,500.0
Other	0.2	0.2
Less: unamortized debt issuance cost	(2.4)	(0.8)
Long-term debt, excluding financing leases	1,914.5	2,455.7
Financing lease liabilities	1.6	1.8
Long-term debt	$1,916.1	$2,457.5
Total debt	$2,544.2	$2,505.3
Additional information regarding our indebtedness is included in our notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The carrying value of the Company's revolving credit facility and term loans approximates fair value based on current market rates (Level 2). As of July 31, 2026, the Company was in compliance with all debt covenants.
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
On July 31, 2026, the Company had $966.7 million outstanding under the 2024 Revolving Credit Facility and the weighted-average interest rate was 4.65%.
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
On July 31, 2026, the Company had $1,500.0 million outstanding under the 2021 Term Loan Facility and the interest rate was 4.52%.
Note 5. Income Taxes
The effective tax rates for the three months ended July 31, 2026, and July 31, 2025, were (114.5)% and 35.3%, respectively. The decrease was primarily due to changes in unrecognized tax benefits discussed below. The effective tax rates for the nine months ended July 31, 2026, and July 31, 2025, were (40.5)% and 35.4%, respectively. The decrease was primarily due to changes in unrecognized tax benefits and the discrete tax impact of the litigation accrual, discussed below, partially offset by changes in the geographical composition of pre-tax earnings.
In November 2020, the Company completed an intra-group transfer of certain intellectual property and related assets of CooperVision business to a UK subsidiary as part of a group restructuring to establish headquarters operations in the UK. The transfer resulted in a step-up of the UK tax-deductible basis in intellectual property and goodwill, creating a temporary difference between the book basis and tax basis of these assets. Determining fair value involved significant judgment related to future revenue growth, operating margins, and discount rates. As a result, the Company recorded a deferred tax asset of approximately $2.0 billion with a corresponding income tax benefit, net of a $307.2 million reserve for an uncertain tax position. In June 2026, the related tax authority examination was completed favorably with the tax authority agreeing to the Company’s valuation. Accordingly, during the three and nine months ended July 31, 2026, the Company recognized a discrete income tax benefit of $307.2 million related to the release of the previously recorded uncertain tax position.
During the nine months ended July 31, 2026, the Company recorded $272.0 million litigation expense, net of insurance recoveries, as described in Note 9. Contingencies and Commitments. As a result, the Company recognized a $40.9 million discrete income tax benefit, net of indirect tax effects, primarily driven by a reduction in U.S. taxable income.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 6. Earnings Per Share

Periods Ended July 31,	Three Months		Nine Months
(In millions, except per share amounts)	2026	2025	2026	2025
Net income	$432.8	$98.3	$485.7	$290.3
Basic:
Weighted-average common shares	193.0	199.3	194.6	199.6
Basic earnings per share	$2.24	$0.49	$2.50	$1.45
Diluted:
Weighted-average common shares	193.0	199.3	194.6	199.6
Effect of dilutive stock plans	0.4	0.7	0.6	1.0
Diluted weighted-average common shares	193.4	200.0	195.2	200.6
Diluted earnings per share	$2.24	$0.49	$2.49	$1.45
The following table sets forth stock options to purchase our common stock and restricted stock units that were not included in the diluted earnings per share calculation because their effect would have been antidilutive for the periods presented:

Periods Ended July 31,	Three Months		Nine Months
(In thousands, except exercise prices)	2026	2025	2026	2025
Stock option shares excluded	2,225	2,289	2,225	1,506
Exercise prices	$76.14 - $101.54	$75.03 - $101.54	$76.14 - $101.54	$82.46 - $101.54
Restricted stock units excluded	1,128	589	336	557
Note 7. Share-Based Compensation
The Company has several stock plans that are described in the Company’s Annual Report on Form 10‑K for the fiscal year ended October 31, 2025. The compensation expense and related income tax benefit recognized in our Consolidated Condensed Statements of Income and Comprehensive Income for share-based awards, including the employee stock purchase plan, were as follows:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Selling, general and administrative expense	$13.6	$14.5	$43.9	$49.7
Cost of sales	1.8	1.0	5.0	3.5
Research and development expense	0.5	0.7	1.7	2.1
Total share-based compensation expense	$15.9	$16.2	$50.6	$55.3
Related income tax benefit	$2.0	$1.8	$6.8	$7.5
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
We recognize compensation expense ratably over the requisite service period regardless of actual TSR achievement. As of July 31, 2026, there was $7.2 million of total unrecognized compensation cost related to unvested TSR award, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
Note 8. Stockholders' Equity
Analysis of Changes in Accumulated Other Comprehensive Loss:

(In millions)	Foreign Currency Translation Adjustment	Minimum Pension Liability	Derivative Instruments	Total
Balance at October 31, 2024	$(461.7)	$(4.9)	$44.9	$(421.7)
Gross change in value	47.3	—	(23.4)	23.9
Tax effect	—	—	5.7	5.7
Balance at July 31, 2025	$(414.4)	$(4.9)	$27.2	$(392.1)

Balance at October 31, 2025	$(426.2)	$1.7	$18.0	$(406.5)
Gross change in value	28.4	—	(6.7)	21.7
Tax effect	—	—	1.6	1.6
Balance at July 31, 2026	$(397.8)	$1.7	$12.9	$(383.2)
Share Repurchases
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of July 31, 2026, $521.7 million remains authorized for repurchase. Subsequent to the fiscal quarter ended July 31, 2026, the Company's Board of Directors approved an additional increase in the share repurchase authorization. Refer to Note 12. Subsequent Event for additional information.
During the three and nine months ended July 31, 2026, the Company repurchased 4.9 million and 6.2 million shares of its common stock for $339.1 million and $444.7 million, at a weighted average price of $69.16 and $71.69 per share, respectively. During the three and nine months ended July 31, 2025, the Company repurchased 0.7 million and 1.2 million shares of its common stock for $52.2 million and $92.8 million, at a weighted average price of $71.97 and $73.51 per share, respectively.
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
The Company has been in a dispute with HM Revenue & Customs (HMRC) relating to payroll tax withholding matters on the consideration paid to company founders in the acquisition of the Sauflon Group in 2014 before the U.K. First-tier Tribunal (FTT). The FTT issued a decision on March 2, 2026 that largely supports HMRC’s position that the Company had failed to properly withhold payroll taxes with respect to a portion of the consideration paid by the Company in the Sauflon acquisition.
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
For the nine months ended July 31, 2026, the net impact to the consolidated statements of operations to resolve outstanding claims was $272.0 million, consisting of $325.8 million accrued litigation liability, partially offset by $53.8 million of insurance recoveries, of which $0.4 million was recognized during the three months ended July 31, 2026. The net amount was recorded within Selling, General and Administrative expense. In July 2026, $10.0 million of the liability was settled directly by insurance. In August 2026, $306.8 million was paid to plaintiffs in settlement of substantially all of the claims, of which $43.8 million was paid directly by insurance. The settlement amounts were consistent with the Company's accrued litigation liability and related insurance recovery estimates recorded as of July 31, 2026.
As of July 31, 2026, the Company entered into additional leases that have not yet commenced in order to expand manufacturing as well as research and development capacity. The undiscounted lease payments are estimated at $140.2 million for leases that will commence starting in the fourth quarter of fiscal 2026 through second quarter of fiscal 2027, with initial terms ranging from 20 to 24 years.
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
The following tables present revenue and other financial information by reportable segment:
Segment information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
CooperVision net sales by category:
Toric and multifocal	$363.8	$358.8	$1,079.9	$1,006.6
Sphere, other	353.2	359.6	1,055.7	1,027.5
Total CooperVision net sales	$717.0	$718.4	$2,135.6	$2,034.1
CooperSurgical net sales by category:
Office and surgical	$208.0	$204.8	$624.6	$609.5
Fertility	141.2	137.1	411.6	383.7
Total CooperSurgical net sales	349.2	341.9	1,036.2	993.2
Total net sales	$1,066.2	$1,060.3	$3,171.8	$3,027.3

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	CooperVision	CooperSurgical	Corporate (1)	Consolidated
Three Months Ended July 31, 2026
Net sales	$717.0	$349.2	$—	$1,066.2
Cost of sales	240.4	113.9	—	354.3
Selling, general and administrative expense	244.6	132.1	24.6	401.3
Research and development expense	22.3	19.3	—	41.6
Amortization of intangibles	4.2	42.8	—	47.0
Operating income (loss)	$205.5	$41.1	$(24.6)	$222.0
Interest expense				21.5
Other (income) expense, net				(1.3)
Income before income taxes				$201.8
Depreciation expense	$40.9	$6.7	$—	$47.6
Capital expenditures	$60.4	$8.3	$—	$68.7
As of July 31, 2026
Identifiable assets	$7,915.1	$4,542.7	$215.6	$12,673.4
Three Months Ended July 31, 2025
Net sales	$718.4	$341.9	$—	$1,060.3
Cost of sales	238.3	130.0	—	368.3
Selling, general and administrative expense	248.1	150.9	22.7	421.7
Research and development expense	24.3	20.3	—	44.6
Amortization of intangibles	5.1	44.9	—	50.0
Operating income (loss)	$202.6	$(4.2)	$(22.7)	$175.7
Interest expense				25.4
Other (income) expense, net				(1.6)
Income before income taxes				$151.9
Depreciation expense	$39.0	$6.7	$—	$45.7
Capital expenditures	$86.4	$10.5	$—	$96.9
As of October 31, 2025
Identifiable assets	$7,604.4	$4,619.3	$171.1	$12,394.8
(1) Corporate selling, general and administrative (SGA) expense is not allocated to the segments.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

(In millions)	CooperVision	CooperSurgical	Corporate (1)	Consolidated
Nine Months Ended July 31, 2026
Net sales	$2,135.6	$1,036.2	$—	$3,171.8
Cost of sales	690.6	338.7	—	1,029.3
Selling, general and administrative expense	734.4	662.9	70.4	1,467.7
Research and development expense	66.8	61.6	—	128.4
Amortization of intangibles	12.5	130.1	—	142.6
Operating income (loss)	$631.3	$(157.1)	$(70.4)	$403.8
Interest expense				64.8
Other (income) expense, net				(6.6)
Income before income taxes				$345.6
Depreciation expense	$123.3	$19.7	$—	$143.0
Capital expenditures	$231.2	$26.1	$—	$257.3
Nine Months Ended July 31, 2025
Net sales	$2,034.1	$993.2	$—	$3,027.3
Cost of sales	658.9	337.1	—	996.0
Selling, general and administrative expense	714.9	423.6	70.1	1,208.6
Research and development expense	72.4	58.4	—	130.8
Amortization of intangibles	15.0	134.4	—	149.4
Operating income (loss)	$572.9	$39.7	$(70.1)	$542.5
Interest expense				75.6
Other (income) expense, net				17.2
Income before income taxes				$449.7
Depreciation expense	$111.4	$18.7	$—	$130.1
Capital expenditures	$231.4	$33.0	$—	$264.4
(1) Corporate SGA expense is not allocated to the segments.
Geographic information:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Net sales to unaffiliated customers by country of domicile:
United States	$519.5	$516.2	$1,581.2	$1,527.8
Europe	357.5	343.1	1,025.5	922.5
Rest of world	189.2	201.0	565.1	577.0
Total	$1,066.2	$1,060.3	$3,171.8	$3,027.3

(In millions)	July 31, 2026	October 31, 2025
Net property, plant and equipment by country of domicile:
United States	$1,439.1	$1,389.4
Europe	452.6	429.1
Rest of world	253.2	263.5
Total	$2,144.9	$2,082.0
Note 11. Financial Derivatives and Hedging
As of July 31, 2026, the notional amount of outstanding foreign currency forward contracts was $36.3 million. The resulting impact on our Consolidated Financial Statements from currency hedging activities was not significant for the three and nine months ended July 31, 2026 and July 31, 2025.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As of July 31, 2026, the Company has five interest rate swap contracts that have a total notional amount of $1.3 billion and remaining maturities of less than two years.
The following table summarizes the amounts recognized with respect to our derivative instruments within the accompanying Consolidated Condensed Statements of Income and Comprehensive Income:

Periods Ended July 31,		Three Months		Nine Months
(In millions)		2026	2025	2026	2025
Derivatives designated as cash flow hedges	Location of (Gain)/Loss Recognized on Derivatives
Interest rate swap contracts	Interest expense	$(5.4)	$(8.1)	$(16.9)	$(28.2)
The cumulative pre-tax impact of the gain on derivatives designated for hedge accounting is recognized in "Accumulated other comprehensive loss". The following table details the changes in the cumulative pre-tax impact of the gain on derivatives designated for hedge accounting:

Periods Ended July 31,	Three Months		Nine Months
(In millions)	2026	2025	2026	2025
Beginning balance gain	$18.9	$31.0	$23.7	$59.2
Amount recognized in accumulated other comprehensive income on interest rate swap contracts, gross	3.5	12.9	10.2	4.8
Amount reclassified from accumulated other comprehensive income into earnings, gross	(5.4)	(8.1)	(16.9)	(28.2)
Ending balance gain	$17.0	$35.8	$17.0	$35.8
The amount recognized in other comprehensive income on interest rate swap contracts was $2.7 million and $7.8 million, net of tax, for the three and nine months ended July 31, 2026, respectively, and $9.9 million and $3.6 million, net of tax, for the three and nine months ended July 31, 2025, respectively.
The amount reclassified from other comprehensive income into earnings was $(4.2) million and $(12.9) million, net of tax, for the three and nine months ended July 31, 2026, respectively, and $(6.0) million and $(21.3) million, net of tax, for the three and nine months ended July 31, 2025, respectively.
Refer to Note 8. Stockholders' Equity for amounts presented net of the related tax impact in "Accumulated other comprehensive loss."
The Company expects that $(16.8) million recorded as a component of "Accumulated other comprehensive loss" will be realized in the Consolidated Condensed Statements of Income over the next twelve months and the amount will vary depending on prevailing interest rates.
Note 12. Subsequent Event
In September 2026, the Company's Board of Directors approved an increase of $1.0 billion under the Company's 2012 Share Repurchase Program, increasing the total authorization to $3.0 billion. As of the date of approval, approximately $1.5 billion remains authorized for repurchase.

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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Results of Operations
In this section, we discuss the results of our operations for the third quarter of fiscal 2026 ended July 31, 2026, compared with the same period of fiscal 2025. We discuss our cash flows and current financial condition under “Capital Resources and Liquidity.” Within the tables presented, percentages are calculated based on the underlying whole-dollar amounts and, therefore, may not recalculate exactly from the rounded numbers used for disclosure purposes.
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
Net Sales

Net Sales Q3
$ (Millions)
$717.0
$718.4
$349.2
$341.9
$1,066.2
$1,060.3
CooperVision
CooperSurgical
Consolidated
2026
2025

Net Sales YTD Q3
$ (Millions)
$2,135.6
$2,034.1
$1,036.2
$993.2
$3,171.8
$3,027.3
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
CooperVision Net Sales by Category

Three Months Ended July 31,			2026 vs 2025 % Change
($ in millions)	2026	2025
Toric and multifocal	$363.8	$358.8	1%
Sphere, other	353.2	359.6	(2)%
	$717.0	$718.4	—%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,			2026 vs 2025 % Change
($ in millions)	2026	2025
Toric and multifocal	$1,079.9	$1,006.6	7%
Sphere, other	1,055.7	1,027.5	3%
	$2,135.6	$2,034.1	5%
In the three months ended July 31, 2026, net sales across all categories were negatively impacted by unfavorable foreign exchange rate fluctuations of approximately $2.8 million, while in the three months ended July 31, 2025, net sales across all categories were positively impacted by favorable foreign exchange rate fluctuations of approximately $26.8 million.
•Toric and multifocal grew primarily through the success of MyDay, partially offset by lower sales of legacy hydrogel products.
•Sphere, other decreased primarily due to lower sales of legacy hydrogel products.
•"Other" products represented less than 1% of net sales in the three months ended July 31, 2026 and 2025.
In the nine months ended July 31, 2026 and July 31, 2025, the growth experienced across all categories was positively impacted by favorable foreign exchange rate fluctuations of approximately $53.7 million and $4.4 million, respectively.
•Toric and multifocal grew primarily through the success of Biofinity and MyDay.
•Sphere, other grew primarily through MiSight and MyDay.
•"Other" products represented less than 1% of net sales in the nine months ended July 31, 2026 and 2025.
CooperVision Net Sales by Geography
CooperVision competes in the worldwide soft contact lens market and services in three primary regions: the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific.

Periods Ended July 31,	Three Months			Nine Months
($ in millions)	2026	2025	2026 vs 2025 % Change	2026	2025	2026 vs 2025 % Change
Americas	$281.6	$286.0	(2)%	$873.8	$839.3	4%
EMEA	309.4	292.1	6%	881.4	787.2	12%
Asia Pacific	126.0	140.3	(10)%	380.4	407.6	(7)%
	$717.0	$718.4	—%	$2,135.6	$2,034.1	5%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
In the three months ended July 31, 2026, CooperVision's net sales in the Americas declined due to reductions in U.S. channel inventory. In the nine months ended July 31, 2026, net sales in the Americas increased, primarily attributable to market gains of silicone hydrogel contact lenses. In EMEA, net sales growth for both the three- and nine-month periods was primarily driven by market gains of silicone hydrogel contact lenses and favorable foreign exchange rate fluctuations. In Asia Pacific, net sales declined for both the three- and nine-month periods, primarily due to softness in Japan and China. Refer to CooperVision Net Sales by Category above for further discussion.
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
CooperSurgical Net Sales by Category

Three Months Ended July 31,			2026 vs 2025 % Change
($ in millions)	2026	2025
Office and surgical	$208.0	$204.8	2%
Fertility	141.2	137.1	3%
	$349.2	$341.9	2%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Nine Months Ended July 31,			2026 vs 2025 % Change
($ in millions)	2026	2025
Office and surgical	$624.6	$609.5	2%
Fertility	411.6	383.7	7%
	$1,036.2	$993.2	4%
In the three months ended July 31, 2026, office and surgical net sales increased primarily due to increased sales of surgical products. Fertility net sales increased primarily due to an increase in revenue from genetic testing, partially offset by a decrease in equipment sales.
In the nine months ended July 31, 2026, office and surgical net sales increased primarily due to increased sales of surgical products. Fertility net sales increased primarily due to an increase in revenue from consumable products and genetic testing.
Gross Margin
Consolidated gross margin increased in the three and nine months ended July 31, 2026 to 67% and 68%, respectively, compared to 65% and 67% in the three and nine months ended July 31, 2025, respectively, primarily driven by inventory write-offs related to a product line exit in fiscal 2025.
Selling, General and Administrative Expense

Three Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$244.6	34%	$248.1	35%	(1)%
CooperSurgical	132.1	38%	150.9	44%	(12)%
Corporate	24.6	—	22.7	—	8%
	$401.3	38%	$421.7	40%	(5)%
Nine Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$734.4	34%	$714.9	35%	3%
CooperSurgical	662.9	64%	423.6	43%	56%
Corporate	70.4	—	70.1	—	—%
	$1,467.7	46%	$1,208.6	40%	21%

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
CooperVision's SGA expense decreased in the three months ended July 31, 2026, compared to the three months ended July 31, 2025, primarily due to a reduction in headcount.
CooperVision's SGA expense increased in the nine months ended July 31, 2026, compared to the nine months ended July 31, 2025, primarily due to increased selling activities.
CooperSurgical's SGA expense decreased in the three months ended July 31, 2026, compared to the three months ended July 31, 2025, primarily due to a reduction in headcount in fiscal 2026 and long-lived asset write-offs related to a product line exit in fiscal 2025.
CooperSurgical's SGA expense increased in the nine months ended July 31, 2026, compared to the nine months ended July 31, 2025, primarily due to the $272.0 million litigation expense, net of insurance recoveries, partially offset by a reduction in headcount. Refer to Note 9. Contingencies and Commitments for additional information.
Corporate SGA expense increased in the three and nine months ended July 31, 2026, compared to the three and nine months ended July 31, 2025, primarily due to strategic review costs, partially offset by a reduction in headcount.
Research and Development (R&D) Expense

Three Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$22.3	3%	$24.3	3%	(8)%
CooperSurgical	19.3	6%	20.3	6%	(5)%
	$41.6	4%	$44.6	4%	(7)%
Nine Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$66.8	3%	$72.4	4%	(8)%
CooperSurgical	61.6	6%	58.4	6%	5%
	$128.4	4%	$130.8	4%	(2)%
CooperVision's R&D expense decreased in the three and nine months ended July 31, 2026, compared to the three and nine months ended July 31, 2025, primarily due to a decrease in R&D project spend. CooperVision's R&D projects are primarily focused on the development of contact lenses, manufacturing technology, and process enhancements.
CooperSurgical's R&D expense decreased in the three months ended July 31, 2026, compared to the three months ended July 31, 2025, primarily due to a reduction in headcount.
CooperSurgical's R&D expense increased in the nine months ended July 31, 2026, compared to the nine months ended July 31, 2025, primarily due to an increase in R&D project spend and pharmacovigilance related fees, partially offset by a reduction in headcount. CooperSurgical's R&D projects are primarily focused on the development of surgical devices and fertility solutions, manufacturing technology, and process enhancements.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Amortization of Intangibles

Three Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$4.2	1%	$5.1	1%	(18)%
CooperSurgical	42.8	12%	44.9	13%	(5)%
	$47.0	4%	$50.0	5%	(6)%
Nine Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$12.5	1%	$15.0	1%	(17)%
CooperSurgical	130.1	13%	134.4	14%	(3)%
	$142.6	4%	$149.4	5%	(5)%
CooperVision's amortization expense decreased in the three and nine months ended July 31, 2026, compared to the three and nine months ended July 31, 2025, primarily due to certain intangible assets being fully amortized.
CooperSurgical's amortization expense decreased in the three and nine months ended July 31, 2026, compared to the three and nine months ended July 31, 2025, primarily due to certain intangible assets being fully amortized and the write-off of an intangible asset in fiscal 2025.
Operating Income

Three Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$205.5	29%	$202.6	28%	1%
CooperSurgical	41.1	12%	(4.2)	(1)%	NM
Corporate	(24.6)	—	(22.7)	—	8%
	$222.0	21%	$175.7	17%	26%
Nine Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
CooperVision	$631.3	30%	$572.9	28%	10%
CooperSurgical	(157.1)	(15)%	39.7	4%	NM
Corporate	(70.4)	—	(70.1)	—	—%
	$403.8	13%	$542.5	18%	(26)%
"NM" denotes that the percentage change is not meaningful.
CooperVision's operating income increased in the three and nine months ended July 31, 2026, compared to the three and nine months ended July 31, 2025. The increase in the three-month period was primarily due to lower operating expenses, which more than offset the impact of lower net sales. The increase in the nine-month period was primarily due to the increase in net sales outpacing the increase in operating expenses.
CooperSurgical reported operating income in the three months ended July 31, 2026, compared to the operating loss in the three months ended July 31, 2025, primarily due to inventory and long-lived asset write-offs related to a product line exit in fiscal 2025.
CooperSurgical reported operating loss in the nine months ended July 31, 2026, compared to the operating income in the nine months ended July 31, 2025, primarily due to increased SGA expense related to the $272.0 million litigation expense, net of insurance recoveries, partially offset by net sales growth and a reduction in headcount. Refer to Note 9. Contingencies and Commitments for additional information.
Corporate operating loss increased in the three and nine months ended July 31, 2026, compared to the three and nine months ended July 31, 2025, primarily due to strategic review costs, partially offset by a reduction in headcount.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Interest Expense

Three Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
Interest expense	$21.5	2%	$25.4	2%	(15)%
Nine Months Ended July 31,					2026 vs 2025 % Change
($ in millions)	2026	% Net Sales	2025	% Net Sales
Interest expense	$64.8	2%	$75.6	2%	(14)%
Interest expense decreased during the three and nine months ended July 31, 2026, compared to the three and nine months ended July 31, 2025, due to lower interest rates and lower average debt balances.
Other (Income) Expense, Net

Periods Ended July 31,	Three Months		Nine Months
($ in millions)	2026	2025	2026	2025
Foreign exchange loss	$3.2	$1.5	$5.3	$5.7
Other (income) expense, net	(4.5)	(3.1)	(11.9)	11.5
	$(1.3)	$(1.6)	$(6.6)	$17.2
Foreign exchange loss for the three and nine months ended July 31, 2026 and July 31, 2025, was primarily due to movements of U.S. dollar against various foreign currencies and the effect on intercompany receivables and payables.
Other income increased in the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily due to interest received on tariff and tax refunds.
Other (income) expense, net changed from expense in the nine months ended July 31, 2025 to income in the nine months ended July 31, 2026, primarily due to a $15.7 million loss on the disposal of a minority interest investment in fiscal 2025.
Provision for Income Taxes
The effective tax rates for the three months ended July 31, 2026, and July 31, 2025, were (114.5)% and 35.3%, respectively. The decrease was primarily due to changes in unrecognized tax benefits discussed below. The effective tax rates for the nine months ended July 31, 2026, and July 31, 2025, were (40.5)% and 35.4%, respectively. The decrease was primarily due to changes in unrecognized tax benefits and the discrete tax impact of the litigation accrual, discussed below, partially offset by changes in the geographical composition of pre-tax earnings.
In November 2020, the Company completed an intra-group transfer of certain intellectual property and related assets of CooperVision business to a UK subsidiary as part of a group restructuring to establish headquarters operations in the UK. The transfer resulted in a step-up of the UK tax-deductible basis in intellectual property and goodwill, creating a temporary difference between the book basis and tax basis of these assets. Determining fair value involved significant judgment related to future revenue growth, operating margins, and discount rates. As a result, the Company recorded a deferred tax asset of approximately $2.0 billion with a corresponding income tax benefit, net of a $307.2 million reserve for an uncertain tax position. In June 2026, the related tax authority examination was completed favorably with the tax authority agreeing to the Company’s valuation. Accordingly, during the three and nine months ended July 31, 2026, the Company recognized a discrete income tax benefit of $307.2 million related to the release of the previously recorded uncertain tax position.
During the nine months ended July 31, 2026, the Company recorded $272.0 million litigation expense, net of insurance recoveries, as described in Note 9. Contingencies and Commitments. As a result, the Company recognized a $40.9 million discrete income tax benefit, net of indirect tax effects, primarily driven by a reduction in U.S. taxable income.

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Capital Resources and Liquidity
Working capital as of July 31, 2026 and October 31, 2025 was $414.9 million and $993.6 million, respectively. The decrease in working capital was primarily due to an increase in short-term debt.
Cash Flow

Nine Months Ended July 31,
($ in millions)	2026	2025
Operating activities	$785.4	$548.2
Investing activities	(262.7)	(274.1)
Financing activities	(476.6)	(261.5)
Effect of exchange rate changes on cash, cash equivalents, restricted cash	(1.8)	4.6
Net increase in cash, cash equivalents, and restricted cash	$44.3	$17.2
Operating Cash Flow
Cash provided by operating activities in the first nine months of fiscal 2026 increased compared to the first nine months of fiscal 2025, primarily due to increased cash inflows from net income after adjusting for the non-cash discrete income tax benefit and accrual for litigation liability. Refer to Note 5. Income Taxes and Note 9. Contingencies and Commitments for additional information.
Investing Cash Flow
Cash used in investing activities in the first nine months of fiscal 2026 decreased compared to the first nine months of fiscal 2025, primarily due to reductions in purchases of property, plant and equipment and spending on equity investments.
Financing Cash Flow
Cash used in financing activities in the first nine months of fiscal 2026 increased compared to the first nine months of fiscal 2025, primarily due to an increase in repurchase of common stock, partially offset by higher net borrowings on the revolving credit facility.
The following is a summary of the maximum commitments and the net amounts available to us under different credit facilities as of July 31, 2026:

($ in millions)	Facility Limit	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available	Maturity Date
Revolving Credit:
2024 Revolving Credit	$2,300.0	$966.7	$5.3	$1,328.0	May 1, 2029
Term loan:
2021 Term Loan	550.0	550.0	n/a	—	December 17, 2026
2021 Term Loan	950.0	950.0	n/a	—	February 3, 2031
Total	$3,800.0	$2,466.7	$5.3	$1,328.0
As of July 31, 2026, the Company was in compliance with all debt covenants. On May 1, 2024, the Company entered into a Revolving Credit Agreement (the 2024 Credit Agreement). The Company drew on the 2024 Credit Agreement to fully repay borrowings outstanding under the 2020 Term Loan Facility and 2020 Revolving Credit Facility and terminated the 2020 Credit Agreement. On February 3, 2026, the Company entered into Amendment No. 3 to the 2021 Credit Agreement. The amendment modifies the 2021 Credit Agreement by, among other things, extending the maturity date of $950.0 million of term loans to February 3, 2031, with the remaining $550.0 million of term loans retaining their original maturity date. See Note 4. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
We have re-evaluated our operating cash flows and cash requirements and continue to believe that current cash, cash equivalents, future cash flow from operating activities and available borrowing capacity under our credit facilities will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for the next 12 months and beyond. To the extent additional funds are necessary to meet our liquidity needs in the next 12 months or beyond, including for acquisitions, share repurchases or other activities as we execute our business strategy, we anticipate that such funds could be

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
obtained through the refinancing of existing indebtedness, the incurrence of additional indebtedness, or a combination of these potential sources of funds.
Share Repurchase
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of July 31, 2026, $521.7 million remains authorized for repurchase.
In September 2026, the Company's Board of Directors approved an increase of $1.0 billion under the Company's 2012 Share Repurchase Program, increasing the total authorization to $3.0 billion. As of the date of approval, approximately $1.5 billion remains authorized for repurchase.
During the three and nine months ended July 31, 2026, the Company repurchased 4.9 million and 6.2 million shares of its common stock for $339.1 million and $444.7 million, at a weighted average price of $69.16 and $71.69 per share, respectively. During the three and nine months ended July 31, 2025, the Company repurchased 0.7 million and 1.2 million shares of its common stock for $52.2 million and $92.8 million, at a weighted average price of $71.97 and $73.51 per share, respectively.
Contingencies
On March 2, 2026, the U.K. FTT issued a decision that largely supports HMRC in the Company's dispute regarding payroll tax matters arising from the acquisition of the Sauflon Group in 2014.
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
For the nine months ended July 31, 2026, the net impact to the consolidated statements of operations to resolve outstanding claims was $272.0 million, consisting of $325.8 million accrued litigation liability, partially offset by $53.8 million of insurance recoveries, of which $0.4 million was recognized during the three months ended July 31, 2026. The net amount was recorded within Selling, General and Administrative expense. In July 2026, $10.0 million of the liability was settled directly by insurance. In August 2026, $306.8 million was paid to plaintiffs in settlement of substantially all of the claims, of which $43.8 million was paid directly by insurance. The settlement amounts were consistent with the Company's accrued litigation liability and related insurance recovery estimates recorded as of July 31, 2026.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Litigation Contingencies
We are or may be subject to litigation loss contingencies. We accrue for loss contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low end of the range of losses is recognized if no amount within the range is a better estimate than any other. If we determine that a loss is possible, but not probable, and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Potential insurance recoveries in connection with recognized loss contingencies are recognized as assets in the period in which such recoveries are determined to be probable of realization. These matters raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. As such, significant judgment is required in determining our legal accruals. Refer to Note 9. Contingencies and Commitments for additional information.
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
At July 31, 2026, a uniform hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would have resulted in a corresponding increase or decrease of approximately $29.5 million in operating income for the fiscal quarter ended July 31, 2026. See Note 11. Financial Derivatives and Hedging of the Consolidated Condensed Financial Statements for further information.
Interest Rate Risk
We are exposed to risks associated with changes in interest rates. Net of interest rate swaps, the majority of our total indebtedness remains subject to US-based variable interest rate risk tied to changes in the federal funds rate and SOFR. We have entered, and in the future may enter, into interest rate swaps to manage interest rate risk.
Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on interest rates, the exposures that arise during the period and our hedging strategies at that time. As an example, if interest rates were to increase or decrease by 1% or 100 basis points, the quarterly interest expense would not have a material impact, based on average debt outstanding, after consideration of our interest rate swap contracts, during the third quarter of fiscal 2026. See Note 4. Financing Arrangements of the Consolidated Condensed Financial Statements for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) are effective as of July 31, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our third quarter of fiscal 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the nine months ended July 31, 2026, the net impact to the consolidated statements of operations to resolve outstanding claims was $272.0 million, consisting of $325.8 million accrued litigation liability, partially offset by $53.8 million of insurance recoveries, of which $0.4 million was recognized during the three months ended July 31, 2026. The net amount was recorded within Selling, General and Administrative expense. In July 2026, $10.0 million of the liability was settled directly by insurance. In August 2026, $306.8 million was paid to plaintiffs in settlement of substantially all of the claims, of which $43.8 million was paid directly by insurance. The settlement amounts were consistent with the Company's accrued litigation liability and related insurance recovery estimates recorded as of July 31, 2026.
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

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In September 2025, the authorization under the 2012 Share Repurchase Program was increased to $2.0 billion by the Company's Board of Directors. As of July 31, 2026, $521.7 million remains authorized for repurchase.
In September 2026, the Company's Board of Directors approved an increase of $1.0 billion under the Company's 2012 Share Repurchase Program, increasing the total authorization to $3.0 billion. As of the date of approval, approximately $1.5 billion remains authorized for repurchase.
The following table provides information about the shares repurchased by the Company for the three months ended July 31, 2026:

Period	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (in thousands)	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
May 1, 2026 to May 31, 2026	—	$—	—	$860.8
June 1, 2026 to June 30, 2026	3,412.8	67.79	3,412.8	629.4
July 1, 2026 to July 31, 2026	1,489.3	72.30	1,489.3	521.7
Total	4,902.1	$69.16	4,902.1	$521.7
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended July 31, 2026, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Exhibit	Filing Date/ Period End Date

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Income and Comprehensive Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Stockholders' Equity, (iv) Consolidated Condensed Statements of Cash Flows and (v) related Notes to Consolidated Condensed Financial Statements.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
** Furnished herewith

THE COOPER COMPANIES, INC. AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Cooper Companies, Inc.
(Registrant)

Date: September 9, 2026	/s/ Brian G. Andrews
Brian G. Andrews
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)